Form 10-Q
period 2000-03-31
HIGH SPEED NET SOLUTIONS INC
filed 2000-05-15
CIK 1104332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                             Commission file number:

                         HIGH SPEED NET SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


          Florida                                               65-0185306
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

Two Hannover Square, Suite 2120,
434 Fayetteville Street Mall, Raleigh, NC                        27601
-----------------------------------------                      ----------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (919) 807-0507
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), [x] Yes [ ] No; and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

    The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of April 13, 2000 were 21,062,149.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [x] No

                         HIGH SPEED NET SOLUTIONS, INC.
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   3

         Balance Sheets as of December 31, 1999 and March 31, 2000
         (Unaudited)                                                        3

         Statements of Operations for the three months ended
         March 31, 1999 and 2000 and the period from January 2, 1998
         (Inception) through March 31, 2000 (Unaudited)                     4

         Statements of Stockholders' Equity (Deficit)                       5

         Statements of Cash Flows for the three months ended
         March 31, 1999 and 2000 and the period from January 2, 1998
         (Inception) through March 31, 2000 (Unaudited)                     7

         Notes to Condensed Financial Statements (Unaudited)                9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         14

Item 3.  Quantitative And Qualitative Disclosures About Market Risk        37


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 38
Item 2.  Changes in Securities                                             38
Item 3.  Defaults Upon Senior Securities                                   39
Item 4.  Submission of Matters to a Vote of Securities Holders             39
Item 5.  Other Information                                                 39
Item 6.  Exhibits and Reports on Form 8-K                                  39

Signatures                                                                 41

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                         MARCH 31          DECEMBER 31
                                                                           2000               1999
                                                                       -------------------------------
                                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $  1,427,606       $    248,740
   Other current assets                                                      19,000                 --
                                                                       -------------------------------
Total current assets                                                      1,446,606            248,740

Furniture and equipment, net                                                 19,101              3,720
Investment in common stock of related party                               1,894,127          1,894,127
Prepaid royalties                                                         4,528,125          4,528,125
Licensing rights, net                                                        36,606             43,060
                                                                       -------------------------------
Total assets                                                           $  7,924,565       $  6,717,772
                                                                       ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Payables to related parties                                            $    435,815       $    589,815
Accounts payable and accrued expenses                                       479,738             99,876
Loss contingency accrual                                                    984,375            800,000
                                                                       -------------------------------
Total current liabilities                                                 1,899,928          1,489,691

Stockholders' equity:
   Preferred stock, no par value; 10,000 shares authorized, 2,000
     shares issued and outstanding                                        1,892,202                 --
   Common stock, $.001 par value, authorized 50,000,000 shares;
     21,062,149 shares issued and outstanding                                21,062             21,062
   Additional paid-in capital                                            17,567,720         17,272,820
   Preferred stock subscription receivable                                 (250,000)                --
   Deficit accumulated during the development stage                     (12,978,728)       (11,838,182)
   Treasury stock, at cost (38,500 shares)                                 (227,619)          (227,619)
                                                                       -------------------------------
Total stockholders' equity                                                6,024,637          5,228,081
                                                                       -------------------------------
Total liabilities and stockholders' equity                             $  7,924,565       $  6,717,772
                                                                       ===============================



See accompanying notes.

                         High Speed Net Solutions, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations

                                                                  THREE             THREE           PERIOD FROM
                                                                  MONTHS            MONTHS        JANUARY 2, 1998
                                                                  ENDED             ENDED           (INCEPTION)
                                                                 MARCH 31          MARCH 31         TO MARCH 31
                                                                   2000              1999               2000
                                                              --------------------------------------------------
Selling, general and administrative expenses                  $    839,890       $  2,125,437       $  8,756,358
Interest expense (income), net                                      (7,577)                --          2,648,749
                                                              --------------------------------------------------
Loss from continuing operations                                   (832,313)        (2,125,437)       (11,404,530)
Loss from discontinued operations                                       --                 --         (1,265,965)
                                                              --------------------------------------------------
Net loss                                                      $   (832,313)      $ (2,125,437)       (12,670,495)
                                                              ==================================================

Net loss applicable to common shareholders:
    Net loss                                                  $   (832,313)      $ (2,125,437)      $(12,670,495)
    Beneficial conversion feature of preferred stock              (294,900)                --           (294,900)
                                                              --------------------------------------------------
Net loss applicable to common shareholders                    $ (1,127,213)      $ (2,125,437)      $(12,965,395)
                                                              ==================================================

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing
  operations                                                  $      (0.05)      $      (0.12)      $      (0.81)
Loss applicable to common shareholders from discontinued
  operations                                                            --                 --       $      (0.09)
                                                              --------------------------------------------------
Net loss                                                      $      (0.05)      $      (0.12)      $      (0.90)
                                                              ==================================================

Weighted average shares outstanding                             21,062,149         17,170,996         14,451,381
                                                              ==================================================



See accompanying notes.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                                                                  PREFERRED
                                                       SERIES A CONVERTIBLE         STOCK
                                        DATE OF           PREFERRED STOCK        SUBSCRIPTION            COMMON STOCK
                                      TRANSACTION      SHARES        AMOUNT       RECEIVABLE         SHARES         PAR VALUE
                                    -----------------------------------------------------------------------------------------
Balance at December 31, 1999                              --     $        --     $         --       21,062,149      $  21,062

Issuance of preferred stock at
  $1,000 per share                  February 2000      2,000       2,000,000               --               --             --

Preferred stock subscription        February 2000         --              --         (250,000)              --             --

Preferred stock issuance costs      February 2000         --        (107,798)              --               --             --

Beneficial conversion feature
  related to preferred stock        February 2000         --              --               --               --             --

Preferred stock dividend            March 2000            --              --               --               --             --

Net loss                                                  --              --               --               --             --
                                    -----------------------------------------------------------------------------------------
Balance at March 31, 2000
  (unaudited)                                          2,000     $ 1,892,202     $   (250,000)      21,062,149      $  21,062
                                    =========================================================================================

                         DEFICIT
                       ACCUMULATED
                        DURING THE
     PAID-IN           DEVELOPMENT          TREASURY
     CAPITAL              STAGE              STOCK              TOTAL
--------------------------------------------------------------------------
   $17,272,820         $ (11,838,182)      $ (227,619)         $ 5,228,081


            --                    --               --            2,000,000


            --                    --               --             (250,000)


            --                    --               --             (107,798)


       294,900              (294,900)              --                   --

            --               (13,333)              --              (13,333)

            --              (832,313)              --             (832,313)

--------------------------------------------------------------------------

   $17,567,720         $ (12,978,728)      $ (227,619)         $ 6,024,637
==========================================================================


See accompanying notes.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                            PERIOD FROM
                                                                                                          JANUARY 2, 1998
                                                                                                            (INCEPTION)
                                                                             THREE MONTHS ENDED               THROUGH
                                                                                   MARCH 31                   MARCH 31
                                                                           2000              1999               2000
                                                                       ------------------------------------------------
                                                                                  (Unaudited)
 OPERATING ACTIVITIES
 Loss from continuing operations                                       $  (832,313)      $(2,125,437)      $(11,404,530)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposal of equipment                                              --                --             36,858
     Non cash compensation and consulting charges relating to
       stock awards and stock subscriptions                                     --         2,000,000          5,698,038
     Depreciation and amortization                                           8,989             6,459             57,051
     Common stock issued for services                                           --                --            116,064
     Interest expense relating to beneficial conversion feature
       of convertible debt                                                      --                --          2,655,749
     Changes in operating assets and liabilities:
       Prepaid royalties                                                        --                --            (60,000)
       Accounts receivable and other current assets                        (19,000)            7,559            (19,000)
       Accounts payable and accrued expenses                               366,529            (8,457)           466,135
       Loss contingency                                                    184,375                --            984,375
                                                                       ------------------------------------------------
 Net cash used in operating activities from continuing operations         (291,420)         (132,794)        (1,468,990)
 Net cash used in discontinued operations                                       --                --         (1,265,965)
                                                                       ------------------------------------------------
 Total net cash used in operating activities                              (291,420)         (132,794)        (2,734,955)

 INVESTING ACTIVITIES
 Capital expenditures                                                      (17,916)               --            (72,116)
 Cash investment in related party                                               --                --           (102,000)
                                                                       ------------------------------------------------
 Net cash used in investing activities                                     (17,916)               --           (174,116)

 FINANCING ACTIVITIES
 Net proceeds from sale of preferred stock                               1,642,202                --          1,642,202
 Proceeds from sale of common stock                                             --           127,500            559,062
 Shareholder capital contributions                                              --                --          1,091,648
 Advances from stockholders                                                     --                --            876,230
 Repayments to stockholders                                               (154,000)               --           (163,486)
 Proceeds from issuance of convertible debentures                               --                --            558,640
 Purchase of treasury stock                                                     --                --           (227,619)
                                                                       ------------------------------------------------
 Net cash provided by financing activities                               1,488,202           127,500          4,336,677
                                                                       ------------------------------------------------
 Net increase (decrease) in cash and cash equivalents                    1,178,866            (5,294)         1,427,606
 Cash and cash equivalents at beginning of period                          248,740            18,609                 --
                                                                       ------------------------------------------------
 Cash and cash equivalents at end of period                            $ 1,427,606       $    13,315       $  1,427,606
                                                                       ================================================

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (continued)

                                                                                                               PERIOD FROM
                                                                                                             JANUARY 2, 1998
                                                                                                                (INCEPTION)
                                                                                THREE MONTHS ENDED                  TO
                                                                                     MARCH 31                    MARCH 31
                                                                             2000                 1999             2000
                                                                     ------------------------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES
Common shares issued for investment in related party                 $         --        $         --         $   1,792,127
                                                                     ======================================================
Common stock issued in exchange for convertible debentures           $         --        $         --         $   2,665,749
                                                                     ======================================================
Common stock issued for prepaid royalties                            $         --        $         --         $   2,278,125
                                                                     ======================================================
Prepaid royalties paid by shareholder on behalf of company           $         --        $    750,000         $   2,190,000
                                                                     ======================================================
Debentures issued for shareholder advances on behalf of company      $         --        $         --         $   2,097,109
                                                                     ======================================================
Common stock issued for licensing rights                             $         --        $         --         $      77,500
                                                                     ======================================================
Common stock issued for payment of debt to stockholder               $         --        $         --         $     149,000
                                                                     ======================================================



See accompanying notes.

                         High Speed Net Solutions, Inc.
                         (A Development Stage Company)

                         Notes to Financial Statements


1.  BUSINESS, ORGANIZATION  AND DEVELOPMENT STAGE COMPANY

High Speed Net Solutions, Inc. ("the Company" or "HSNS") was incorporated in 1984 and was inactive until it merged with Marketers World, Inc. ("MWI") on August 24, 1998. Prior to the merger, HSNS was a non-operating public shell and MWI was a private operating company. In legal form, this merger was effected by HSNS issuing its shares in exchange for the net assets of MWI. At the time of the merger, HSNS had no assets or liabilities, and accordingly, the transaction was accounted for as a recapitalization of HSNS.

MWI was incorporated in January 1998 and its planned principal operations were to lease computer systems to businesses and to distribute Internet oriented products and perform related services. During 1998, MWI was not able to execute its planned activities, other than the sale of pilot products and services, and consequently ceased all operating activities in December 1998. MWI was subsequently dissolved in September 1998. Accordingly, the operating results of MWI have been presented as discontinued operations during 1998. These amounts have been presented in the Statement of Operations for the period from January 2, 1998 (inception) to March 31, 2000. Revenues of MWI during 1998 were approximately $1,335,300 and the loss totaled $1,265,965. As of December 31, 1998, the Company had completed its disposal of the discontinued operations of MWI. There were no remaining assets or liabilities related to MWI at December 31, 1998. Since the Company has not yet completed its planned principal operations and since MWI also never commenced its planned principal operations, the accompanying financial statements are presented as those of a development stage company.

In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow of the Company at March 31, 2000 and for all periods presented have been recorded.

2.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the basis that High Speed Net Solutions, Inc. will continue as a going concern. The Company has incurred operating losses since inception and has experienced negative cash flows and expects these losses and negative cash flows to continue into the foreseeable future. The Company's ability to continue operations as a going concern is predicated on its ability to continue to raise capital, including significant new capital in 2000, the successful completion of its operational plan and ultimately, upon achieving profitable operations.

                         High Speed Net Solutions, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

2.  SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

STOCK BASED COMPENSATION

The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with APB 25, the Company has valued employee stock awards and stock issued to employees for services performed based on the traded value of the Company's common stock, or its estimated fair value prior to it becoming traded, at the measurement date of the stock options or awards.

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

LOSS PER SHARE

Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." The Company has potential common stock equivalents related to its outstanding stock options. These potential common stock equivalents were not included in loss per share for all periods presented because the effect would have been antidilutive.

INVESTMENT IN COMMON STOCK OF RELATED PARTY

Investment in common stock of related party represents the Company's 14.0% ownership interest in Summus. The Company accounts for its investment in Summus using the cost method. Under this method, the investment is recorded at its historical cost. Although the market value of this investment is not readily determinable, management believes its fair value is not less than its carrying amount.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on operations or the financial position of the Company.

                         High Speed Net Solutions, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

3.  SIGNIFICANT ACCOUNTING POLICES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EQUIPMENT AND FURNITURE

Equipment and furniture is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets beginning when assets were placed in service. Based on the discontinuance of MWI's operations in 1998, along with no future alternative use, the net book value of MWI's equipment and furniture at December 31, 1998, totaling $36,858 was written off.

PREPAID ROYALTIES AND LICENSING RIGHTS

Prepaid royalties represent prepayments made to Summus Ltd, ("Summus"), a related party, under various licensing agreements. As future revenues from services subject to the provisions of these agreements are earned, the prepaid royalties will be charged to royalty expense over the terms of the various agreements.

Licensing rights represent the cost of acquiring the right to license certain products developed by Summus. These costs are being amortized on a straight-line basis over the term of the related agreements, which was initially a three-year agreement and was extended to six years in January 2000.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

                         High Speed Net Solutions, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

4.  CONVERTIBLE DEBENTURES

During 1998, the company issued convertible debentures to officers, stockholders and third parties. These debentures were convertible at the date of issuance, Since the conversion price of the debentures was below the fair market value of the common stock, the Company recorded a $2,655,749 beneficial conversion feature as debt discount and additional paid-in-capital on the date the debenture were issued. The resulting interest expense was immediately recognized in 1998 because the debentures were convertible upon issuance.

5. PREFERRED STOCK

On February 28, 2000, the Company sold 2,000 shares of its no par value Series
A Convertible Preferred Stock ( the "Preferred Stock") at a price of $1,000 per share. Proceeds, net of issuance costs of $107,798 and a subscription receivable in the amount of $250,000 for 250 shares, were $1,642,202. The subscription receivable is expected to be collected in June 2000.

The Preferred Stock holders are entitled to receive cumulative cash dividends at rate 8% per annum of the initial liquidation preference of $1,000 per share (the "Liquidation Preference"). Dividends shall be cumulative from the date of issuance and shall be payable, when, as and if declared by the Board of Directors on March 31 and September 31 of each year commencing on September 30, 2000. As of March 31, 2000 cumulative dividends accrued were $13,333.

Each share of the Preferred Stock shall be convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by initial conversion price of $14.24. The conversion price is subject to adjustment as defined in the Company's articles of incorporation. Since the Preferred Stock was convertible at the date of issuance and since the conversion price was below the fair value of the common stock, the Company recorded a beneficial conversion feature in the amount of $294,900. The beneficial conversion feature has been added to the historical net loss for the three month period ended March 31, 2000, for purposes of computing the net loss applicable to common shareholders.

                         High Speed Net Solutions, Inc.
                         (A Development Stage Company)

                   Notes to Financial Statements (continued)

6.  LITIGATION CONTINGENCY

In January 2000, a former shareholder of Summus Technologies, Inc. who received 350,000 shares of HSNS common stock and $100,000 in cash in exchange for his shares of Summus Technologies, Inc. stock filed a lawsuit against the Company, seeking damages of $13.3 million resulting from the Company's alleged failure to register such shares under the Securities Act of 1933 (the "Act"). Under an agreement between the former shareholder and the Company, the Company is required to issue and include in a registration statement under the Act an additional 25,000 shares of the Company's common stock for each additional month that passes subsequent to the Company's initial deadline date to register the 350,000 shares. Management is attempting to settle this matter out-of-court. The Company has accrued approximately $985,000 for settlement of this matter, representing management's best estimate of the ultimate outcome. However, the ultimate exposure could be more or less, depending on the outcome of settlement discussions, the length of time that passes prior to the effectiveness of a registration statement covering shares of the Company held by the plaintiff and the ultimate value of the Company's shares on the date of settlement. Because the matter is expected to be resolved by issuing additional shares, the ultimate outcome is not expected to have an adverse impact on the Company's liquidity or cash flow.


7.  SUBSEQUENT EVENT

On April 24, 2000, the Company acquired 100% of the issued and outstanding shares of common stock of JSJ Capital Corp., a Nevada Corporation ("JSJ"), in exchange for 50,000 shares of 144 restricted common stock of the Company. As a result of HSNS's 100% ownership of JSJ, the Board of Directors of HSNS approved the merger of JSJ into HSNS whereby HSNS will be the surviving corporation. The acquisition was accounted for as an issuance of HSNS common stock in exchange for the net monetary assets of JSJ, accompanied by a recapitalization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this document. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document, particularly under the heading "Risk Factors."


OVERVIEW

         High Speed was incorporated in 1984 and was inactive until it acquired all of the assets of Marketers World, Inc. ("MWI") on August 24, 1998. The acquisition was accounted for as reverse merger whereby MWI was treated for accounting purposes as the acquirer and High Speed as the acquiree since the sole shareholder of MWI owned approximately 90% of the outstanding shares of the combined company after the merger. The results of MWI have been presented as discontinued operations since all operating activity ceased as of December 31, 1998. The results of operations for the year ended December 31, 1999 relate solely to the operations of High Speed. Marketers World had no operating activity in 1999.

         Pursuant to an Agreement and Plan of Merger dated as of April 18, 2000 between High Speed and J.S.J Capital Corp. ("JSJ"), a Nevada corporation, High Speed has acquired all the outstanding shares of common stock of JSJ from the sole stockholder thereof in an exchange for 50,000 shares of 144 restricted common stock of High Speed and legal fees of $420,000 in a transaction in which High Speed was the successor corporation.

         We are a development stage company. We did not operate as an active business for the three months ended March 31, 1999. The statement of operations for the three months ended, March 31, 2000 reflect High Speed's efforts to launch a marketing and distribution company focused on licensing and reselling Summus Ltd. technology and products, granted through a Marketing License Agreement.

         In January of 2000, we launched an Internet service for rich media direct marketing and content delivery. Our service currently allows us to deliver video advertisements, through electronic mail, to targeted e-mail lists. We can also provide customers consulting services for creating video advertisements that maintain a high quality visual experience when compressed and delivered over the Internet. We plan to derive our revenues from providing a turnkey service for creation, hosting and delivery of rich media advertisements and content for customer campaigns. In addition, we plan to derive revenues from complementary services that are offered to customers such as call center routing and Voice Over IP services. We have not generated any revenue to date from these services.

         We anticipate that revenues will result from revenue-sharing agreements as well as fixed rate pricing and flat fees. Revenues will be recognized when services are provided for initiating a campaign, when rich media advertisements are delivered and when results of a campaign (such as 'revenue' or 'reach') are reported.

         Our prospects must be considered in light of our limited operating history. We face all the risks and uncertainties of development-stage companies. Our future success depends upon, among other things, our ability to generate revenues from future customers. Specifically, we must:

         - Generate sales of our Rich Media Direct service to web properties, e-commerce companies and other entities interested in direct marketing on the Internet

         - Generate sales of our complementary service offerings such as content hosting, streaming, Voice-over-IP services and call center services

         - Add personnel to establish and begin operating our sales and marketing programs in connection with our Rich Media Direct service

         - Establish our ability to resell our services through reseller channels


RECENT DEVELOPMENTS

         We have recently accomplished a number of key milestones that are strategic to our business and revenue generation. Since the beginning of January 2000 we have:


         We have restructured our license agreement with Summus Ltd. as discussed below. The new license agreements give High Speed a non-exclusive right to distribute wavelet encoded content over the Internet or over private network environments, for the purposes of advertising or content delivery. In addition, the new license agreements with Summus give us a 10% revenue share of all upfront or royalty based license revenue that might result from Summus licensing MaxxSystem to a 3rd party. As part of this agreement, Summus cannot license MaxxSystem to a 3rd party who wants to establish an online advertising service bureau until July 1, 2001. In addition, the new license agreements give High Speed a percentage of the revenue Summus may derive from licensing wavelet technology to Samsung Electronics of America, Inc. if Samsung signs an agreement with Summus. No revenue has been derived from Summus under the new license agreements.


         To facilitate the implementation of our business plan, in February of 2000, we entered into a Master Agreement with Summus Ltd. ("Summus"). The Master Agreement includes a Software License Agreement ("SLA"), a Software Maintenance Agreement ("SMA") and a Revenue Sharing Agreement ("RSA") (collectively with the Master Agreement and a letter agreement between High Speed and Summus, dated March 13, 2000, the "New Agreements"). The New Agreements entirely replace the Marketing License Agreement and the related agreements incorporated by it or referenced by it, and replace the various letter agreements between Summus and us concerning one potential customer, Samsung Electronics of America, Inc. (collectively, the "Terminated Agreements"). Under the terminated Marketing License Agreement, we made prepaid royalty payments of $2,250,000 in cash toward the initial required upfront royalty payment of the $3,000,000. We satisfied the final $750,000 due under the Marketing License Agreement by issuing 1,500,000 shares of our common stock to Summus. The purpose of the prepayment of royalties was to provide Summus with general operating capital.


         The New Agreements give us a nonexclusive license to a suite of products Summus has labeled MaxxSystem. MaxxSystem allows us to perform various services for our customers. We can create audio, video, animation, and graphical content. With MaxxSystem, we can manage, categorize, and track this content to organize it for delivery to recipient lists. We will deliver this content for our customers over the Internet or over private networks using MaxxSystem. To perform this delivery, MaxxSystem uses a compression technique developed by Summus and marketed under the brand name of Dynamic Wavelets.


         We have entered into a "Letter of Intent" with Samsung Electronics of America, Inc. and Summus Ltd. The Letter of Intent is for the purposes of integrating and optimizing Summus Dynamic Wavelet technology onto Samsung's strategic digital signal processor ("DSP") platform for sale as a semiconductor component. No definitive agreement has been reached as a result of this Letter of Intent, and no revenue has been derived from this relationship.


         With regards to the Samsung relationship, High Speed acted as a marketing agent for Summus. High Speed was responsible for marketing Summus technology to Samsung and developing the proposed business venture. As part of the Revenue Sharing Agreement, High Speed will receive the following revenue streams from any revenue derived if Summus and Samsung sign an agreement: Year 1
- 50% of all revenue, Year 2 - 50% of all revenue, Year 3 - 40% of all revenue - Year 4 through 6 - 20% of all revenue.


         We have entered into a contract with BuyitNow.com, LLC. The contract calls for High Speed to deliver media advertisements through e-mail for BuyitNow's E-commerce campaigns.


         We have entered into a contract with WorldQuest Networks. The contract calls for High Speed to deliver media advertisements through e-mail for WorldQuest Networks E-commerce campaigns.


         We have entered into a contract with New Millennium Health Services. The contract calls for High Speed to deliver media advertisements through e-mail for New Millennium Health Services E-commerce campaigns.


         On February 28, 2000, we sold 2,000 shares of Series A Convertible Preferred Stock to an investor at a price of $1,000 per share, resulting in net proceeds of $1,642,202. In connection with this financing, we entered into a subscription agreement and now have a receivable in the amount of $250,000 which will be collected in June of 2000. The holder of the preferred stock is unrelated and not affiliated with High Speed Net Solutions, Summus Ltd. or counterparty to any agreement of High Speed. The rights of the Series A Convertible Preferred Stock include the following rights: (i) a cumulative dividend of $80.00 each year per share of Series A Convertible Preferred Stock, and we have the right to pay this dividend by issuing additional shares of Series A Convertible Preferred Stock; (ii) the right to convert the Series A Convertible Preferred Stock into shares of our common stock at a conversion price of $14.24, subject to antidilution adjustment in the case of common stock dividends, splits and reorganizations; and (iii) a liquidation preference of $1,000 per share of Series A Convertible Preferred Stock, plus accrued unpaid dividends, payable in the event of any liquidation, dissolution, or winding up of High Speed. After March 1, 2002, we have the right to redeem any outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1,000 per share of Series A Convertible Preferred Stock plus accrued dividends that have not been paid. A total of 10,000 shares of Series A Convertible Preferred Stock are authorized. The 2000 shares of Series A Convertible Preferred Stock are convertible to 140,449 common shares of High Speed Net Solutions stock.


THREE MONTHS ENDED MARCH 31, 2000


         REVENUE

         We had no revenue during the three months ended March 31, 2000. During the quarter we launched Rich Media Direct 1.0 and have been working with customers to sign contracts.


         NET LOSS

         Our net loss during the year ended three months ended March 31, 2000 was $832,313 , or $(0.05) per share. The net loss was primarily attributable to general and administrative expenses.


         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $839,890 for the three months ended March 31, 2000. This amount includes an increase to the loss contingency accrual associated with the anticipated Dunavant settlement of $184,375, as well as substantial fees for legal, accounting and other professional services. We expect professional services fees will continue to be high for the second or third quarter of 2000 due to the merger with JSJ and as we implement disclosure, financial reporting and other related activities. The remaining balance of the general and administrative expenses relate to salaries and other operating costs.


         INTEREST INCOME

         Interest income of $7,577 for the three months ended March 31, 2000 represents interest earnings on cash balances in demand deposit accounts.


         REVENUES

         We had no revenues during the three months ended March 31, 1999, because we had no products to sell nor any capacity to provide services during this period.


         NET LOSS


         Our net loss for the three months ended March 31, 1999 of $2,125,437 was primarily attributable to general and administrative expenses. The net loss included a non-cash compensation cost of $2,000,000 related to the granting of a stock option to an employee for services rendered. The stock option had no exercise price. The remaining loss was attributable to salary and other operating costs.

PERIOD FROM JANUARY 2, 1998 (INCEPTION) TO MARCH 31, 2000

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read considering the brief history of High Speed as summarized below.

         High Speed was incorporated in 1984 and was inactive until it acquired all of the assets of Marketers World, Inc. ("MWI") on August 24, 1998. Prior to the merger, High Speed was a non-operating public shell and MWI was a private operating company. In legal form, this merger was effected by High Speed issuing its shares in exchange for the net assets of MWI. At the time of the merger, High Speed had no assets or liabilities, and accordingly, the transaction was accounted for as a recapitalization of High Speed.

         MWI, which was incorporated in January 1998, was not able to execute its planned activities and consequently ceased all operating activities in December 1998. Accordingly, the operating results of MWI have been presented as discontinued operations from January 2, 1998 through December 1998.


REVENUE

         We had not generated any revenue from our inception on January 2, 1998 through March 31, 2000, because we had no products to sell nor any capacity to provide services during this period.

NET LOSS

         Our net loss from continuing operations from our inception on January 2, 1998 through March 31, 2000 was $11,404,530. This loss was primarily attributable to general and administrative expenses and non-cash interest expense.

         The net loss from discontinued operations of $1,265,965 reflects the operating results of MWI for 1998. MWI ceased all operating activity by the end of 1998. During 1998, MWI earned revenues of $1,335,300 and generated a loss from operations of $1,265,965. MWI incurred no operating expenses subsequent to December 31, 1998.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses were $8,756,348 for the period from January 2, 1998 to March 31, 2000. Of this amount, $6,019,914 relates to non-cash compensation and consulting costs related to the granting of stock options and stock awards to employees and stockholders for services rendered and the execution of stock subscription agreements with per share selling prices set below the traded value of the common stock. The stock options and stock awards vested upon issuance and had nominal or no exercise prices. The remaining balance of the general and administrative expenses incurred during this period of approximately $2,736,434 related to salary and other operating expenses.

INTEREST EXPENSE


         Non-cash interest expense of $2,655,749 was incurred relating to the issuance of convertible debentures during 1999 that included common stock conversion prices which were below the fair market value of the common stock on the date the debentures were issued. Since all the debentures were convertible into common stock upon their issuance, the beneficial conversion feature of $2,655,749 that reflects the difference between the debentures' conversion prices and the fair market value of the common stock has been recorded as non-cash interest expense during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have been primarily funded by private placements of our preferred and common stock and related party loans and debentures. As of March 31, 2000, we had cash and cash equivalents of $1,427,606, and other current assets of $19,000 and current liabilities of $1,886,595 resulting in a working capital deficiency of $453,322.

         Net cash used in operating activities of $291,420 during the year three months ended March 31, 2000 reflects cash paid for salaries and our other operating expenses.

         Net cash used in investing activities of $17,912 during the three months ended March 31, 2000 represents capital expenditures for office furniture and computer equipment..

         Net cash provided by financing activities of $1,488,202 during the three months ended March 31, 2000 resulted from the net proceeds of the sale of our preferred stock of $1,642,202, net of a reduction in the amounts due to related parties of $154,000

         Net cash used in operating activities from continuing operations during the three months ended March 31, 1999 of $132,794, resulted from the payment of salaries and other operating costs. Net investing activities for the three months ended March 31, 1999 included the purchase of equipment. Net cash used in operating activities from continuing operations from January 2, 1998 through March 31, 2000 of $1,468,990 reflects cash paid for salaries and our other operating expenses plus $60,000 paid to Summus as a prepaid royalty. Net cash used in discontinued operations of $1,265,965 represents the net cash used to operate MWI during 1998.

         Net cash used in investing activities from January 2, 1998 to March 31, 2000 of $174,116 reflects capital expenditures for office furniture and computer equipment.

         Net cash provided by financing activities from January 2, 1998 to March 31, 2000 was $4,336,677 and resulted from the net proceeds of the sale of our preferred stock of $1,642,202, net proceeds from the sale of our common stock of $559,062, shareholder capital contributions of $1,091,648 and net advances from shareholders of $712,744. Additionally, during 1999 we received $558,640 from the issuance of convertible debentures and during 1998 we purchased 38,500 shares of our stock for $227,619.

         On February 28, 2000, we issued, 2,000 shares of our Series A Convertible Preferred stock at a price of $1,000 per share. We received proceeds from this issuance of $1,642,202 which is net of stock issuance costs and a stock subscription receivable totaling $250,000. We expect the subscription receivable to be collected in June 2000, at which time all issued stock will be delivered to the investing party. The proceeds from this issuance will not be sufficient to fund operations for the next 12 months. We believe we will generate cash from operations over the next 12 months as a result of revenue sharing contracts that we have signed with customers for rich media direct marketing campaigns. However, we are also engaged in discussions to raise additional capital. There can be no assurance that additional equity or debt financing, if required, will be available on terms that are acceptable, or at all.


         At March 31, 2000 the company had positive adjusted working capital of $531,000. This working capital was calculated exclusive of the loss contingency accrual of $984,000 which we expect to settle primarily through the issuance of additional stock rather than cash. In June 2000, we expect to collect the preferred stock subscription receivables of $250,000. In addition to these amounts we anticipate cash generated from operations and additional private placement offerings of our securities to fund us over the next 12 months. We expect all infrastructure investments, necessary for us to deliver our products and services, to take place over the next 12 months. There can be no assurances we will be able to sell securities or if we can that the terms will be favorable to us.


         Liquidity on a long term basis is expected to be provided by cash generated through operations and from additional debt and/or equity financing.


         The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Management expects that eventually we will obtain customer orders for our services which will produce revenues to reduce our operating losses. Management also expects additional capital can be raised to further fund operations. However, there can be no assurances that management's plans will be executed as anticipated, or that additional capital will be available.


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. We have not yet determined the effect that the adoption of SFAS will have on our consolidated financial statements.

YEAR 2000

         Because we have no operations and no material operational assets it has not been necessary for us to undertake traditional Year 2000 measures such as inventory, assessment, remediation and testing.


         Our primary Year 2000 risk exists to the extent that suppliers of products, service and systems that we anticipate purchasing in the future, and others with whom we may transact business, do not have business systems or products that comply with Year 2000 requirements. We plan to obtain assurances from these future suppliers with regard to Year 2000 compliance of their products and services as we engage with these suppliers. We believe that obtaining these assurances will not produce additional material cost beyond the ordinary and customary costs of interacting with suppliers.


         Although we believe that our Year 2000 compliance plan is adequate to address Year 2000 concerns, there can be no assurance that we will not experience negative consequences as a result of undetected defects or the non-compliance of third parties with whom we interact. If realized, these risks could result in adverse affect on the business, results of operations and financial condition.

RISK FACTORS

         This Form 10-Q contains forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. We undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

         You should carefully consider the risks described below, together with all of the other information included in this Form 10-Q, before making an investment decision. The risks and uncertainties described below are not the only ones we face. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.


RISKS RELATED TO HIGH SPEED'S DEPENDENCY ON OUR RELATIONSHIP WITH SUMMUS LTD.

         OUR CURRENT SYSTEM REQUIRES ENHANCEMENTS TO ALLOW US TO PROVIDE SERVICES THAT WILL REMAIN ATTRACTIVE TO POTENTIAL CUSTOMERS.

         The services that our current system allows us to provide for customers involves attaching video commercials to e-mails. We believe that the method we use to deliver video commercials with e-mails will need to be enhanced for our services to compete with competitive services. The primary enhancement we need to remain competitive is the ability for a recipient of an e-mail to immediately begin viewing the video commercial upon initial receipt of the e-mail. Since we depend on Summus for the software products we use to deliver our services, we are dependent on Summus to add the capability to the software we use to immediately view the video.

         Our capabilities must be enhanced to increase the speed of delivery of video commercials. Our enhancement goal is to produce a video commercial that is immediately viewable. Our current technology forces a viewer to wait until the entire video has been downloaded before it can be viewed. While this time period varies, it can sometimes be onerously long. We believe that to keep our product competitive, we will need to use technology that allows the video to begin to play concurrent with its downloading. That is to say, it should be viewable as it is being received instead of making a recipient wait for downloading first.


         WE DO NOT DEVELOP THE TECHNOLOGY NECESSARY TO EXECUTE OUR BUSINESS
PLAN.

         All the technology we currently use has been developed by Summus Ltd. We have no technology development capability and all enhancements and new technology we need to execute our business plan will depend upon Summus or third parties being able to develop such enhancements and new technology.

         Because our staff does not include software product developers, we depend entirely on the software products developed by Summus Ltd. If Summus did not provide us with these products, then we would be entirely dependent on the products other companies. Because of this total dependency on the software products of other companies, any unfavorable event at Summus that delays or prevents development of Summus' products would have a material adverse effect on us. If Summus were to stop developing the software products we use, and if we were not able to acquire equivalent software products from a third party source, then we would be unable to execute our business plan.


         OUR TECHNOLOGY SUPPLIER, SUMMUS, HAS NO CONTRACTUAL OBLIGATION TO DELIVER NEW TECHNOLOGY OR ENHANCEMENTS OF OLD TECHNOLOGY TO US.

         The agreements between Summus and us give us non-exclusive rights to certain technology of Summus if it is developed, but the agreements create no contractual obligation by Summus to develop technology for us other than MaxxSystem. Summus may fail to develop technology in time for us to sell products and generate revenue and future delays could have a material adverse effect on our business.


         WE HAVE LIMITED RIGHTS TO SUMMUS TECHNOLOGY AND OUR RIGHTS ARE NONEXCLUSIVE.

         Our rights to Summus' technology are limited to those rights defined in the agreements between Summus and us. In addition, our rights are non-exclusive. Summus retains ownership of all intellectual property rights related to the software products we license. We only have a license to use their products for a finite amount of time. We do not have the right to modify or sell their products nor do we have the right to license its use by third parties.


         The only exclusive rights we have to Summus technology are the rights we have to MaxxSystem. Our rights to MaxxSystem are only exclusive for a finite amount of time. After July 1, 2001, Summus is free to license MaxxSystem to our competitors.


         CONFLICTS OF INTEREST BETWEEN SUMMUS AND US MAY LIMIT OUR OPPORTUNITIES AND THEREFORE HARM OUR ABILITY TO GENERATE REVENUE.

         As of April 13, 2000, Summus held 8,574,360 shares of our common stock (40.7% of our outstanding common stock, and 38.5% on a fully diluted basis). Summus also has the right to vote an additional 1,577,167 shares of our common stock under voting agreements with and/or proxies from 14 persons. Total Summus voting power is 48.2% of our outstanding common stock. Two members of our Board of Directors are officers of Summus, William Bradford Silvernail and Dr. Bjorn Jawerth. Our Board of Directors only has six members and two are Summus officers. In addition, one of our officers, Alan Kleinmaier, owns Summus stock and stock options. Andrew Fox, our Chief Executive Officer was formerly employed by Summus. Furthermore, Alan Kleinmaier, who is our Acting CFO and our Executive Vice President, Secretary and Treasurer, is the Acting CFO of Summus.


         If Summus decides that our business conflicts with the interests of Summus, conflict of interests between us and our major shareholder, our Board members, and our officers, may limit our ability to operate in a way that is contrary to the interest of Summus. The duty these Summus officers have to Summus obligates them to act in Summus' financial interest. Summus' financial interest may be adverse to our financial interests in some instances but not in others. If a situation were to arise where a revenue-generating opportunity could be presented to either Summus or us, but not both, then members of our Board of Directors who are also officers of Summus have incentives and duties arising from their relationships with Summus to protect Summus' interests, possibly to the detriment of High Speed. As a result of this situation, it is possible that decisions of our Board of Directors may favor Summus over us in the event that there is a conflict.

         Dr. Bjorn Jawerth owns 53.6% of the outstanding shares of Summus. William Bradford Silvernail has options for 40,000 shares of Summus' common stock. Both of these individuals are on our Board of Directors. The fact that these persons also benefit personally from Summus' financial success means that they have a personal financial incentive to maximize profits in Summus, which could be adverse to maximizing profits at High Speed. For example, situations could arise where Summus and High Speed negotiate an agreement between the two companies to allocate an opportunity in the market.


         IF SUMMUS CHANGES ITS TECHNOLOGY DEVELOPMENT DIRECTION, WE COULD BE DEPRIVED OF VITAL TECHNOLOGY.


         Even if Summus grows and is successful, Summus could decide to dedicate its development resources to applications that are not useful to us. In that case, Summus could decide to focus on another unrelated type of technology that Summus determines to be more advantageous for them than the technology that benefits us. In that case, improvements to the technology that are necessary for us to remain competitive may not or will not be made.


         OUR RELATIONSHIP WITH SUMMUS MAY PREVENT US FROM ENTERING INTO BENEFICIAL LONG-LASTING BUSINESS AGREEMENTS WITH OTHER COMPANIES.

         It may be in our interest to enter into relationships with companies that are competitive with Summus or that otherwise would not want to have a relationship with us because of our relationship with Summus. For example, because our Board of Directors and other officers have access to our confidential business information, including trade secrets, other businesses who wish to keep information away from Summus may choose to keep the same information away from us. Our relationship with Summus, therefore, could cause us to miss opportunities to enter into alliances with other companies that would allow us to generate revenue.

         Even though our close relationship with Summus may dissuade some companies from entering into a relationship with us, our agreements with Summus do not prevent us from entering into these relationships. However, the overlap in directors between us and Summus could prevent the formation of beneficial relationships between us and other companies.


         SALES OF OUR SHARES BY SUMMUS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

         As of April 13, 2000, Summus owns 8,574,360 shares of our common stock. Summus has sold 2,415,000 shares of our common stock since August 25, 1999 for prices ranging from $1.35 to $8.50 per share. Our shares are the primary liquid asset of Summus, which may sell more of our shares to finance its own operations. Future sales of our shares by Summus could adversely affect the market price of our common stock.


         SHAREHOLDERS MAY NOT BE ABLE TO EXERCISE CONTROL BECAUSE SUMMUS OWNS OR HAS VOTING POWER FOR 48.5% OF OUR COMMON STOCK.

         As of April 13, 2000 our business partner and technology source, Summus, owns 8,574,360 shares of our common stock (40.7% of our outstanding common stock, and 38.5% on a fully diluted basis). Dr. Bjorn Jawerth, the founder and chairman of the board of Summus, beneficially owns approximately 38.5% of our common stock. Summus can also vote an additional 1,577,167 shares of our common stock under voting agreements with and/or proxies from 14 persons. Total Summus voting power is 48.2% of our outstanding common stock. As a result, Dr. Jawerth and Summus will likely have the power to:


         -        Elect or defeat the election of our directors;

         - Amend or prevent amendment of our articles of incorporation or bylaws;

         - Effect or prevent a merger, sale of assets or other corporate transaction; and

         - Control the outcome of any other matter submitted to the shareholders for vote.


         WE NEED TO ENTER INTO RELATIONSHIPS WITH ADDITIONAL COMPANIES IN ORDER TO BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

         In addition to our relationship with Summus, if we do not enter into beneficial business relationships with other companies we will:


         - Decrease the adoption rate of our services due to a lack of distribution arrangements;

         - Be limited in the type of e-mail video commercial content we can develop;

         - Lose the quantity and availability of attractive video and graphics content that is available for our e-mail video commercial direct marketing;

         -        Not achieve recognition and value of our brand name;

         - Decrease the range of businesses that may rely on our technology;

         - Not achieve a high degree of quality, performance, and usefulness of our services.

RISK RELATED TO OTCBB STATUS AND MARKET FACTORS

         OUR STOCK MAY CEASE TO BE QUOTED IN THE OTCBB, RESULTING IN A SEVERE LOSS OF LIQUIDITY AND VALUE.

         Under current rules, our common stock will cease to be quoted on the OTCBB if we do not become an SEC reporting company on or before May 17, 2000. There can be no assurance we will be a reporting company before this date. If our stock ceases to be quoted on the OTCBB, our shareholders will lose liquidity, and as trading stops the market value of our stock is likely to decrease substantially.

         In addition, our stock is currently trading on the OTCBB with a warning that it may cease to be quoted on the OTCBB.


         THE VALUE OF OUR STOCK MAY BE LIMITED BECAUSE OUR STOCK ONLY TRADES IN THE OTCBB MARKET.

         In addition, the stock market in general, and the Over the Counter Bulletin Board (OTCBB) and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies are at or near historical highs and reflect price earnings ratios substantially above historical levels. These trading prices and price earnings ratios may not be sustained.

         Our shares are traded on the Over the Counter Bulletin Board (OTCBB), an electronic quotation service. Approximately 23 broker-dealer firms are currently market makers for our common stock. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices for its stock, experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, many investors have policies against purchasing or holding OTCBB securities. Both trading volume and the market value of the securities have been, and will continue to be, affected by trading on the OTCBB.

         As an OTCBB company, the market price of our securities has the potential to be very volatile as a result of many factors, some of which are outside of our control, including, but not limited to, quarterly variations in financial results, announcements by us, our competitors, partners, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by our existing stockholders (including Summus), trading by short-sellers and other market factors may adversely affect the market price of our securities. Any or all these risks have had and are likely to have a material adverse affect on the market price of our securities. With the potential for substantially lower trading volumes that may occur because we are an OTCBB company, the foregoing factors would then have a greater adverse impact on the market price of the securities.

         OUR STOCK PRICE MAY BE VOLATILE AS A RESULT OF OTHER FACTORS.

         The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended January 29, 2000, the price of our common stock ranged from $1.125 to $31.875 per share. We are not aware of any reason for the increase in the price of our stock. Our stock price could be subject to wide fluctuations in response to factors such as:


         - Actual or anticipated variations in our quarterly operating results;

         - Announcements of technological innovations, new products or services by us or our competitors;

         - Changes in our financial estimates or recommendations by securities analysts;

         - Conditions or trends in e-mail video commercial delivery over the Internet;

         -        Changes in the market valuations of similar companies;

         -        Additions of key personnel;

         - If key personnel such as, Andrew Fox, our President and Chief Executive Officer, and Alan Kleinmaier, our Chief Financial Officer were ceased to be employed;

         -        Sales of our common stock;

         - Better understanding of our business by the investing public as the information disclosed in this document becomes available to the market.


RISKS RELATED TO FINANCIAL RESULTS AND CONDITION

         OUR OPERATING HISTORY IS BRIEF, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We have a limited operating history because we terminated operations in all market segments during the fourth quarter 1998. In the third quarter of 1999, we began preparations to enter the Internet video commercial delivery services market. We have extremely limited financial results on which future performance can be predicted as a result of our brief history.

         The risks and uncertainties we face include the following:


         - Market acceptance of our services is not established and there is no indication that even if our services were established that they could be profitable;

         - Target markets have not been determined nor have channels of distribution to those markets been established, in fact they may not exist;

         -        We have no brand name recognition;

         - We may not be able to develop new services when they are needed or be able to increase the value of existing services before they become archaic or obsolete;

         - There is no evidence that we can successfully compete with any competitor company.


         Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. Our inability to successfully address these risks will harm our business. We lack sufficient financial resources to implement our business plan and in order to continue we will require additional funding through either debt or equity financing.

         On April 13, 2000, we had approximately $750,000 of cash. Summus has advanced us approximately $250,000 since August 25, 1999 to allow us to pay our expenses. We have no commitment from Summus to continue to advance money to sustain operations. Therefore, to implement our business plan we will need to raise additional capital in the near future from investors other than Summus. There can be no assurance that we will be able to raise capital on terms that are favorable to us. We may be forced to sell shares at prices below the market price of our stock on the OTCBB. Our sale of shares of capital stock to finance implementation of our business plan will dilute the ownership of our existing shareholders. Currently, we only have enough cash to continue operations until October unless we receive additional funds either through earnings or financing.


         WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

         We have not yet generated any revenue and we may never become profitable. As of March 31, 2000, we had an accumulated deficit of approximately $12,978,728.

         During the three-months ended March 31, 2000 and 1999, our net loss was $832,313 and $2,125,437, respectively.


         OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

         As a result of our brief operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. Our revenue stream will be generated by work we do for our customers. This work will be done on a project by project basis. Our ability to succeed financially will be dependent on our customers willingness and ability to pay us.

         In addition, because the market for our services is relatively new and rapidly changing, it is difficult to predict future financial results. Our sales and marketing efforts, and business expenditures generally, are partially based on predictions regarding certain developments for Internet video e-mail delivery services. To the extent that these predictions prove inaccurate, our revenues and operating expenses may fluctuate. For these reasons, investors should not rely on period to period comparisons of our financial results as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.


RISKS RELATED TO OUR OPERATIONS

         WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN THE INTERNET VIDEO COMMERCIAL MARKET.

         The market for software and services for video commercial advertising and direct marketing over the Internet is relatively new and has existed for only 5 years. Video commercial direct marketing services are a specialized form of Internet media delivery and as such, the demand for it is limited by the knowledge potential customers have regarding its existence.

         Our services may apply an advertising model to Internet e-mail commercials by adding high quality video content to enhance the viewer's experience and give the viewer the option to choose to obtain more information, provide feedback, or even buy something. There has been no research to date that indicates that viewers will examine or watch video delivered via email. We may be unable to develop a successful revenue model or sufficient demand for video delivered via e-mail to take advantage of any market opportunity that may or may not exist.

         Our business success depends on the general growth of Internet advertising and the frequency at which consumers visit websites and use e-mail. Other Internet content and advertising services that compete with our service may be more attractive to advertisers, which would harm our ability to generate revenue.

         Our video commercial Internet delivery service will also compete with other media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in early stages of development relative to those of our competitors. We cannot be certain that advertisers will place advertising with us. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify what we charge to retain or attract customers, our revenues or earnings, if any, could be harmed.

         Increased competition may result in price reductions, reduced margins, loss of market share, loss of customers, and a change in our business and marketing strategies, any of which could harm our revenues or earnings, if any.

         The dominant competitors in the online advertising and direct marketing space include companies that provide banner advertising services such as DoubleClick and 24/7, and companies that provide email direct marketing services such as YesMail and Myriad Media. These companies compete on their ability to enhance the reach of the advertisement either through access to banner ad spaces (as in the case of DoubleClick and 24/7) and through the acquisition of email names (as in the case of YesMail and Myriad Media).

         WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES THAT OPERATE IN THE BROADER MEDIA DELIVERY MARKET.

         Because we only offer one kind of advertising medium, the video commercial sent by e-mail, we may not be able to compete with companies who distribute advertisements through multiple media outlets. For example, a company that has revenue from placing advertisements on television, radio, magazines as well as the Internet will be able to spread its risks better than us because we are limited to one type of communication, Internet based video content.


         WE MAY NOT SUCCESSFULLY DEVELOP NEW SERVICES.

         To date, technology we license from Summus only allows video commercial messages to be attached to e-mails. Our growth depends on our ability to license from Summus other media distribution and management solutions. Our business and operating results would be harmed if we fail to develop services that achieve widespread market acceptance or that fail to generate significant revenues to offset development costs. We may not timely and successfully identify, develop and market new service opportunities. If we introduce new services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability.

         Because the markets for our services are rapidly changing, we must develop new offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our services also may contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of the services or lawsuits by customers.


         WE DEPEND ON KEY PERSONNEL WHO MAY LEAVE US AT ANY TIME.

         Our success substantially depends on the continued employment of our acting chief executive officer and president, Andrew Fox. The loss of the services of Mr. Fox would harm our business.

         Our success substantially depends on the continued employment of our chief financial officer, Alan Kleinmaier. The loss of the services of Mr. Kleinmaier would harm our business.

         None of our executive officers has a contract that guarantees employment. Summus will provide "key person" life insurance policies on Mr. Fox and Mr. Kleinmaier for us until we put our own policy in place. Messrs. Fox and Kleinmaier have not signed non-competition agreements with us.


         WE DO NOT HAVE THE KEY EMPLOYEES REQUIRED TO IMPLEMENT OUR BUSINESS PLAN AND WE MUST RECRUIT AN ENTIRE NEW TEAM.

         We have only thirteen employees, which represent an increase of ten employees over the last several months. Key officers, including Andrew Fox, acting President and CEO, and Alan Kleinmaier, (acting CFO), will have to be replaced with a permanent CEO and CFO. In addition, an entire marketing, service and financial staff must be recruited. There is a very limited number of people with experience in Internet marketing and service. In addition, since we lack an operating history or financial resources, people we desire to recruit may not find us to be an attractive employer. Therefore, we may not be able to recruit the team required to implement our business plan.

         Our success also depends on our ability to attract, train and retain qualified personnel, specifically those with management and service provider skills. In particular, we must hire skilled technology employees to establish our service business. Competition for such personnel is intense, particularly where we are located in Raleigh, North Carolina near the Research Triangle Park, Durham and Chapel Hill, North Carolina.

         In making employment decisions, particularly in the Internet and high-technology industries, job candidates consider the value of stock options they may receive in connection with their employment. As a result of potential volatility in our stock price because we are an OTCBB company, we are disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.


         WE CURRENTLY LACK EQUIPMENT AND SYSTEMS TO IMPLEMENT OUR BUSINESS PLAN.

         We are entering a new market with a new business plan. We currently lack the underlying infrastructure and service network as well as employees needed to manage these systems. Our inability to successfully implement these systems in a timely fashion could impede our ability to grow our business and could harm revenue generation.


         WE NEED TO BUILD OR ACQUIRE A WEBSITE AND NETWORK INFRASTRUCTURE FOR OUR BUSINESS TO SUCCEED.

         A reduction in the performance, reliability and availability of our websites and network infrastructure, once acquired, will harm our ability to distribute our services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. We estimate that within 5 months we will have a working website and sufficient infrastructure to generate revenue. In addition, our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events.

         Our systems are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Our computer and communications infrastructure, once acquired, will be located at a single leased facility in Raleigh. We currently lack a formal disaster recovery plan, and we do not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. We do not carry any business interruption insurance. If we had a back-up system or systems then the failure of our single and only system would not be fatal to our operations. Due to insufficient capital, we do not plan to have fully redundant systems, we have only one system located in only one place. Operating from a single location makes our business vulnerable to site specific disturbances such as fire, natural disasters or power-outages.

         Our electronic commerce and digital distribution activities will be managed by sophisticated software and computer systems to be acquired when we raise capital. We may encounter delays in developing or upgrading these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of our services or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our services and websites could be less attractive to such entities or individuals and our business would be harmed.

         A sudden and significant increase in traffic on our planned websites could strain the capacity of the software, hardware and telecommunications systems that we plan to use in the future. This could lead to slower response times or system failures. Our operations will also depend on receipt of timely content feeds from the content providers we plan to hire in the future, and any failure or delay in the transmission or receipt of such content feeds could disrupt our planned operations. In addition, many different factors could temporarily interrupt our planned website operations in response to a heavy load of video commercial e-mail content transmission. These types of interruptions could continue or increase in the future.

         OUR NETWORK WILL BE SUBJECT TO SECURITY RISKS THAT COULD HARM OUR REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY

         On-line commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of our ability to transmit confidential information securely, and costs associated with preventing or eliminating any problems, could harm our business. On-line transmissions are subject to a number of security risks. For example, our own or licensed encryption and authentication technology may be compromised, breached or otherwise be insufficient to secure customer information. We could also potentially experience unauthorized access, computer viruses and other disruptive problems, whether intentional or accidental. It would also be possible for a third party to circumvent our security measures and misappropriate proprietary information or interrupt operations.

         The occurrence of any of these or similar events could damage our reputation and expose us to litigation or liability. We may also be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches.


         WE WILL RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR SERVICES.

         We will depend on third parties to develop or offer content such as audio, video, graphics, and animation to be delivered by us over the Internet. Currently, we do not have any content creators or any advertisers working for us, nor are any under any contract to do so in the future. We and our anticipated future advertisers and anticipated future content creators will rely on third-party content providers, such as radio and television stations, record labels, media companies, websites and other companies, to develop and offer content in formats that can be delivered using our services and viewed using our services. We cannot guarantee that third-party content providers will decide to rely on our technology or offer content using our technology. If they do not use our technology, then we will not be able to generate revenue.

RISKS RELATED TO OUR INDUSTRY

         THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE INTERNET BY CONSUMERS FOR COMMUNICATIONS AND ELECTRONIC COMMERCE.

         The growth of our business will depend on the continued growth of the Internet as a medium for communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of information and entertainment and as a vehicle for trade in goods and services. Our success will also depend on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. The Internet may not be accepted as a viable commercial medium for broadcasting the same content consumers are used to receiving via television.

         In addition, we believe that other issues, such as security, reliability, cost, ease of use and quality of service and privacy contribute to the lack of establishment of the Internet and its related risks. These risks may affect the amount of business that is conducted over the Internet.

         If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering e-mail video commercials. As a result, its performance and reliability may decline. In addition, websites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our services and websites, could grow more slowly or not grow at all.


         CHANGES IN NETWORK INFRASTRUCTURE, TRANSMISSION METHODS AND BROADBAND TECHNOLOGIES POSE RISKS TO OUR BUSINESS.

         We believe that increased Internet use may depend on the availability of greater capacity or faster data transmission speeds (also known as broadband transmission). If broadband access becomes widely available, we believe it presents a significant business challenge for us. Development of video commercial services for a broadband transmission infrastructure involves a number of additional risks. We have not yet begun to develop video commercial services for broadband transmissions.

         We will depend on the efforts of third parties to develop and provide a successful infrastructure for broadband transmission. Even if broadband access becomes widely available, heavy use of the Internet may negatively impact the quality of media delivered through broadband connections. If these third parties experience delays or difficulties establishing a widespread broadband transmission infrastructure or if heavy usage limits the broadband experience, the release of our video commercial services for Internet broadband transmission could be delayed. Even if a broadband transmission infrastructure is developed for widespread use, our services may not achieve market acceptance or generate sufficient revenues to offset our development costs.

RISKS RELATED TO LEGAL UNCERTAINTY

         WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

         Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our services. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content (such as obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching of content by servers, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the Internet. If such laws or regulations are enacted or created by case law, they may harm our business.

         We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media and personal privacy and data protection will be applied to the Internet by case law or regulatory bodies. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Many judges who may decide cases dealing with Internet issues may have no knowledge or understanding of computer technology or the Internet. The nature of controlling legal precedent could cause unexpected results such as exposing us to significant liabilities associated with content available on our planned websites or distributed or accessed through our services.

         On October 28, 1998, the Digital Millennium Copyright Act (DMCA) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and customers or our video commercial e-mail services will be required to pay licensing fees for sound recordings we deliver in original and archived programming. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. We currently anticipate that representatives of the webcasting industry will engage in arbitration with the Recording Industry Association of America to determine what, if any, licensee fee should be paid. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

         The Child Online Protection Act and the Child Online Privacy Protection Act (COPA) were enacted in October 1998. The COPA impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from such minors. The manner in which the COPA may be interpreted and enforced cannot be fully determined, and future legislation similar to the COPA could subject us to potential liability, which in turn could harm our business. Such laws could also damage the growth of the Internet generally and decrease the demand for our services.


         OUR EFFORTS TO PROTECT OUR TRADEMARKS MAY NOT BE ADEQUATE TO PREVENT THIRD PARTIES FROM MISAPPROPRIATING OUR REGISTERED TRADEMARKS.

         The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our trademark rights in the mark Rich Media Direct(TM). Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce our trademark rights. We have filed for registration of one of our servicemarks in the United States. In the future we may file for registration of our marks in Europe and Canada and other countries. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy our Rich Media Direct(SM) brand and our company name and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.


         WE MAY BE SUBJECT TO ASSESSMENT OF SALES AND OTHER TAXES FOR THE SALE OF OUR SERVICES.

         We may have to pay past sales or other taxes that we have not collected from our customers. We do not currently collect sales or other taxes on the sale of our services in states and countries other than those in which we have offices or employees.

         In October 1998, the Internet Tax Freedom Act (ITFA) was signed into law. Among other things, the ITFA imposes a three-year moratorium on discriminatory taxes on electronic commerce. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions. Our business would be harmed if one or more states or any foreign country were able to require us to collect sales or other taxes from current or past sales of services, particularly because we would be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.


         YEAR 2000 COMPLIANCE ISSUES COULD HARM OUR BUSINESS.

         We are in the process of assessing any potential Year 2000 issues associated with our envisioned services, and the computer systems, software, other property and equipment we plan to purchase and use. Despite our efforts, our envisioned services and systems, and those of third parties, including content providers, advertisers, affiliates and end users, may contain errors or faults with respect to the year 2000. Known or unknown errors or defects that affect the operation of our services and systems or those of third parties could result in delay or loss of revenues, interruptions of services, cancellation of customer contracts, diversion of development resources, damage to our reputation, increased service and warranty costs and litigation costs, any of which could harm our business.


         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

         We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:


         - the future development and growth of, and opportunities for video commercial e-mail advertising and content distribution services, the Internet and the on-line media delivery market;

         - the future adoption of our planned future services and technologies;

         -        future revenue opportunities;

         -        the establishment and future growth of our customer base;

         - our ability to successfully develop and introduce future services;

         -        future international revenues;

         - future expense levels (including cost of revenues, research and development, sales and marketing and general and administrative expenses);

         -        future sales and marketing efforts;

         -        future capital needs;

         - the future of our relationships with Summus and other companies;

         -        the effect of past and future acquisitions;

         - the future effectiveness of our intellectual property rights should we acquire any such rights;

         - the effect of any litigation in which we would become involved; and

         -        the effect of the Year 2000 situation.


         When we use words such as "believe," "expect" and "anticipate" or similar words, we are making forward-looking statements.

         You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this "Risk Factors" section and elsewhere in this Form 10-Q.

         We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in this "Risk Factors" section and elsewhere in this Form 10-Q could materially and adversely affect our business, financial condition and operating results.



         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth in the section entitled "Risk Factors."


         We do not use any derivative financial instruments for hedging, speculative or trading purposes. We do not own any equity investments other than the shares of Summus. Because Summus is a private company and is not traded on any public market, our exposure to market risk is immaterial and does not effect our operations. However, our investment in Summus is subject to changes in market conditions since a private company can be subject to market risk despite not being publicly traded.

                           PART II - OTHER INFORMATION


         ITEM 1.  LEGAL PROCEEDINGS.


         In January 2000, Mr. William R. Dunavant filed a lawsuit against us in the circuit court of the eleventh judicial circuit of Dade county, Florida. The lawsuit seeks damages of $13,330,000 resulting from our alleged failure to register 350,000 shares of our common stock that Mr. Dunavant owns under the Securities Act of 1933, as amended, and from our alleged failure to deliver to Mr. Dunavant two allotments of 25,000 shares of stock as an alleged penalty for our failure to register Mr. Dunavant's shares. Under our agreement with Mr. Dunavant, for each month his shares remain unregistered, we must issue and include in the registration an additional 25,000 shares of our common stock to Mr. Dunavant. Mr. Dunavant purchased the 350,000 shares of our common stock in an asset purchase agreement, dated August 13, 1999. Under this agreement we conveyed $100,000 in cash and issued 350,000 shares of our common stock in exchange for 250,000 shares of Summus Technologies, Inc., common stock owned by Mr. Dunavant. We are incurring the costs of defense against Mr. Dunavant's claims. As of March 31, 2000, High Speed and Mr. Dunavant were discussing possible settlement of this dispute. There can be no assurances, however, that the dispute will be settled or if settled, that the terms will be favorable to us. Based on our present understanding, however, management does not believe that the outcome of Mr. Dunavant's lawsuit or claims will have a material adverse effect on our financial condition or result of operations.


         ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b) On February 28, 2000, we designated a series of Preferred Stock called Series A Convertible Preferred Stock consisting of 10,000 shares. The rights of the Series A Convertible Preferred Stock include the following rights: (i) a cumulative dividend of $80 each year per share of Series A Convertible Preferred Stock, and we have the right to pay this dividend by issuing additional shares of Series A Convertible Preferred Stock; (ii) no voting rights except for the right to approve by a majority vote of the holders of the Series A Convertible Preferred Stock our issuance of any shares of a series or class of preferred stock that ranks senior to the Series A Convertible Preferred Stock and any voting rights required under Florida law; (iii) the right to convert the Series A Convertible Preferred Stock into shares of our common stock at a conversion price of $14.24, subject to anti dilution adjustment in the case of common stock dividends, splits and reorganizations; and (iv) a liquidation preference of $1,000 per share of Series A Convertible Preferred Stock, plus accrued unpaid dividends, payable in the event of any liquidation, dissolution, or winding up of High Speed. After March 1, 2002, we have the right to redeem any outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1,000 per share of Series A Convertible Preferred Stock plus accrued dividends that have not been paid.

         (c) Since January 1, 2000, we have issued the following securities as described below.

         On February 28, 2000, we sold 2,000 shares of Series A Convertible Preferred Stock to an investor at a price of $1,000 per share, for a gross aggregate consideration of $2,000,000. If the 2,000 shares of Series A Convertible Preferred Stock issued and outstanding were to convert to common stock, then an additional 140,449 shares of our common stock would be issued and outstanding. The sale and issuance of the Series A Convertible Preferred Stock was made in reliance on Rule 506 of Regulation D.

         In April 2000, we issued an aggregate of 50,000 shares of rule 144 restricted common stock to the sole stockholder of J S J Capital Corp. pursuant to an Agreement and Plan of Merger dated April 19, 2000. The 50,000 shares of common stock were issued in a transaction exempt under section 4(2).

         The purchasers of the restricted securities described above represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. We believe that all recipients of restricted securities had adequate access, through employment or other relationships, to information about High Speed to make an informed investment decision.


         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         Our stockholders approved the following two matters by written consent, effective January 21, 2000: (i) amend and restate the Certificate of Incorporation of High Speed Net Solutions, Inc.; and (ii) adopt the High Speed Net Solutions, Inc. Equity Compensation Plan. As of January 21, 2000 we had an aggregate of 21,062,149 shares of common stock issued and outstanding. The number of shares voting in favor of the foregoing matters were 11,336,527 shares of common stock. Votes were not received with respect to 9,725,622 shares of common stock.


         ITEM 5.  OTHER INFORMATION.

         None.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Furnish the exhibits required by Item 601 of Regulation S-K

         On May 8, 2000, we filed a report on Form 8-K reporting the merger of JSJ Capital Corp. with and into High Speed Net Solutions, Inc. We included with this report on Form 8-K audited financial statements since inception for the time period of January 2, 1998-December 31, 1999, and unaudited, proforma financial statements for the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     High Speed Net Solutions, Inc.



                                     By: /s/ Andrew L. Fox
                                         ---------------------------------------
                                         Andrew L. Fox
                                         Acting President and CEO, and Executive
                                         Vice President

Date: May 15, 2000

                                  EXHIBIT INDEX

Exhibit
 Number     Exhibit Description
-------     -------------------

  2.01* Agreement and Plan of Merger between High Speed Net Solutions, Inc. and J S J Capital Corp., dated as of April 19, 2000

  2.02* Certificate of Merger between High Speed Net Solutions, Inc. and JSJ Capital Corp., dated April 21 2000

  3.01 Restated Articles of Incorporation, filed February 28, 2000 (as currently in effect)

  3.02      Amended and Restated Bylaws

  3.03 Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock

  10.01 Master Agreement ("MA") with Summus, Ltd. ("Summus"), dated February 18, 2000

  10.02     Software License Agreement ("SLA") with Summus, dated February 18,
            2000

  10.03 Software Maintenance Agreement ("SMA") with Summus, dated February 18, 2000

  10.04     Revenue Sharing Agreement ("RSA") with Summus, dated February 18,
            2000

  10.05     Equity Compensation Plan, effective January 31, 2000

  10.06     Employment Offer Letter with Andrew Fox, dated January 20, 2000.

  10.07     Stock Option Award Agreement with Andrew Fox, dated August 25, 1999.

  10.08     Employment Offer Letter with Alan R. Kleinmaier, dated February 7,
            2000.

  10.09     Stock Option Award Agreement with Alan Kleinmaier, dated August 25,
            1999.

  10.10 Letter of Intent among High Speed, Samsung Electronics of America, Inc. and Summus, dated February 15, 2000.

  10.11 Software Escrow Agreement with Summus and Fort Knox Escrow Services, Inc., dated February 18, 2000

  10.12     Letter Agreement with Summus, dated March 13, 2000

   27       Financial Data Schedule

* Included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on May 8, 2000.