Form 10-Q
period 2000-06-30
HIGH SPEED NET SOLUTIONS INC
filed 2000-08-15
CIK 1104332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-29625

                         HIGH SPEED NET SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


             Florida                                             65-0185306
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

        Two Hannover Square, Suite 2120,
434 Fayetteville Street Mall, Raleigh, NC                           27601
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (919) 645-2610
              (Registrant's Telephone Number, including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), [x] Yes [ ] No; and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

    The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of August 11, 2000 were 21,755,274.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [ ] No

                         HIGH SPEED NET SOLUTIONS, INC.
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                                  3

          Balance Sheets as of December 31, 1999 and June 30, 2000
          (Unaudited)                                                       3

          Statements of Operations for the three months ended June 30,
          1999 and 2000 (Unaudited)                                         4

          Statements of Operations for the six months ended June 30,
          1999 and 2000 and the period from January 2, 1998
          (Inception) through June 30, 2000 (Unaudited)                     5

          Statement of Shareholders' Equity (Deficit) (Unaudited)           6

          Statements of Cash Flows for the six months ended June 30,
          1999 and 2000 and the period from January 2, 1998
          (Inception) through June 30, 2000 (Unaudited)                     7

          Notes to Condensed Financial Statements (Unaudited)               9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            15

Item 3.   Quantitative And Qualitative Disclosures About Market Risk       43


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                44

Item 2.   Changes in Securities                                            44

Item 3.   Defaults Upon Senior Securities                                  47

Item 4.   Submission of Matters to a Vote of Securities Holders            47

Item 5.   Other Information                                                47

Item 6.   Exhibits and Reports on Form 8-K                                 47

Signatures                                                                 48

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                      JUNE 30         DECEMBER 31
                                                                                        2000              1999
                                                                                    -----------       -----------
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $    380,475       $    248,740
   Other current assets                                                                   66,001                 --
                                                                                    -------------------------------
Total current assets                                                                     446,476            248,740

Equipment and furniture, net                                                              74,436              3,720
Investment in common stock of related party                                            1,894,127          1,894,127
Prepaid royalties, net                                                                 4,398,129          4,528,125
Licensing rights, net                                                                     35,106             43,060
                                                                                    -------------------------------
Total assets                                                                        $  6,848,274       $  6,717,772
                                                                                    ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables to related parties                                                         $    489,593       $    589,815
Accounts payable and accrued expenses                                                    618,642             99,876
Loss contingency accrual                                                               8,860,374            800,000
                                                                                    -------------------------------
Total current liabilities                                                              9,968,609          1,489,691

Stockholders' equity (deficit):
   Preferred stock, $.001 par value; authorized 5,000,000 shares, 2,000 shares issued and outstanding (liquidation preference of
     $1,000 per share)                                                                 2,000,000                 --
   Common stock, $.001 par value, authorized 50,000,000 shares;
     21,294,649 shares issued and outstanding at June 30, 2000 and 21,112,149
     shares issued and outstanding at December 31, 1999                                   21,295             21,112
   Additional paid-in capital                                                         18,563,104         17,272,770
   Deficit accumulated during the development stage                                  (23,477,115)       (11,838,182)
   Treasury stock, at cost (38,500 shares)                                              (227,619)          (227,619)
                                                                                    -------------------------------
Total stockholders' equity (deficit)                                                  (3,120,335)         5,228,081
                                                                                    -------------------------------
Total liabilities and stockholders' equity (deficit)                                $  6,848,274       $  6,717,772
                                                                                    ===============================

See accompanying notes.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)

                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                     JUNE 30          JUNE 30
                                                      2000             1999
                                                  -----------------------------


Selling, general and administrative expenses      $  1,485,247     $  1,932,795
Loss contingency                                     8,982,500               --
Interest expense (income), net                          (9,360)              --
                                                  -----------------------------
Net loss                                          $(10,458,387)    $ (1,932,795)
                                                  =============================

Net loss applicable to common shareholders:
    Net loss                                      $(10,458,387)    $ (1,932,795)
    Preferred stock dividends                          (40,000)              --
                                                  -----------------------------
Net loss applicable to common shareholders        $(10,498,387)    $ (1,932,795)
                                                  =============================

Loss per share (basic and diluted)                $      (0.50)    $      (0.11)
                                                  =============================

Weighted average shares outstanding                 21,159,045       17,346,757
                                                 ============      ============


See accompanying notes.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                     PERIOD FROM
                                                                SIX MONTHS        SIX MONTHS       JANUARY 2, 1998
                                                                  ENDED             ENDED          (INCEPTION) TO
                                                                 JUNE 30           JUNE 30            JUNE 30
                                                                  2000              1999                2000
                                                              ----------------------------------------------------
Selling, general and administrative expenses                  $  2,140,777       $  4,058,232       $  9,257,230
Loss contingency                                                 9,166,875                 --          9,966,875
Interest expense (income), net                                     (16,952)                --          2,638,812
                                                              ----------------------------------------------------
Loss from continuing operations                               $(11,290,700)      $ (4,058,232)      $(21,862,917)
Loss from discontinued operations                                       --                 --         (1,265,965)
                                                              ----------------------------------------------------
Net loss                                                      $(11,290,700)      $ (4,058,232)      $(23,128,882)
                                                              ====================================================

Net loss applicable to common shareholders:
    Net loss                                                  $(11,290,700)      $ (4,058,232)      $(23,128,882)
    Beneficial conversion feature of preferred stock              (294,900)                --           (294,900)
    Preferred stock dividends                                      (53,333)                --            (53,333)
                                                              ----------------------------------------------------
Net loss applicable to common shareholders                    $(11,638,933)      $ (4,058,232)      $(23,477,115)
                                                              ====================================================

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing
    operations                                                $      (0.55)      $      (0.24)      $      (1.35)

Loss applicable to common shareholders from discontinued
    operations                                                          --                 --       $      (0.08)
                                                              ----------------------------------------------------
Net loss                                                      $      (0.55)      $      (0.24)      $      (1.43)
                                                              ====================================================

Weighted average shares outstanding                             21,135,597         17,011,596         16,372,995
                                                              ====================================================


See accompanying notes.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                      DATE OF      PREFERRED     PREFERRED       PREFERRED       COMMON        COMMON
                                    TRANSACTION      STOCK         STOCK        STOCK SUB.       STOCK         STOCK
                                                    SHARES        AMOUNT            REC.         SHARES        AMOUNT


                                    ---------------------------------------------------------------------------------
Balance December 31, 1999                              --               --              --      21,112,149    $21,112
Issuance of preferred stock at
   $1,000 per share                    Feb-00       2,000       $2,000,000              --              --         --
Preferred stock subscription           Feb-00          --               --       $(250,000)             --         --
Preferred stock issuance costs         Feb-00          --               --              --              --         --
Beneficial conversion feature
   related to preferred stock          Feb-00          --               --              --              --         --
Preferred stock dividend               Mar-00          --               --              --              --         --
Preferred stock issuance costs         Apr-00          --               --              --              --         --
Preferred stock subscription
   collection                          Jun-00          --               --         250,000              --         --
Preferred stock dividend               Jun-00          --               --              --              --         --
Issuance of common stock for
   services                            Jun-00          --               --              --           7,500          8
Issuance of common stock in
   partial settlement of loss
   contingency                         Jun-00          --               --              --         175,000        175
Net Loss                                               --               --              --              --         --
                                                  -------------------------------------------------------------------
Balance June 30, 2000 (Unaudited)                   2,000       $2,000,000              --      21,294,649    $21,295
                                                  ===================================================================

See accompanying notes.

                                       ADDITIONAL        DEFICIT        TREASURY       TOTAL
                                        PAID-IN        ACCUMULATED        STOCK      STOCKHOLDERS'
                                        CAPITAL        DURING THE                       EQUITY
                                                       DEVELOPMENT                    (DEFICIT)
                                                         STAGE
                                    --------------------------------------------------------------
Balance December 31, 1999             $17,272,770     $(11,838,182)    $(227,619)   $  5,228,081
Issuance of preferred stock at
   $1,000 per share                            --               --            --       2,000,000
Preferred stock subscription                   --               --            --        (250,000)
Preferred stock issuance costs           (107,798)              --            --        (107,798)
Beneficial conversion feature
   related to preferred stock             294,900         (294,900)           --              --
Preferred stock dividend                       --          (13,333)           --         (13,333)
Preferred stock issuance costs            (41,250)              --            --         (41,250)
Preferred stock subscription
   collection                                  --               --            --         250,000
Preferred stock dividend                       --          (40,000)           --         (40,000)
Issuance of common stock for
   services                                51,082               --            --          51,090
Issuance of common stock in
   partial settlement of loss
   contingency                          1,093,400               --            --       1,093,575
Net Loss                                       --      (11,290,700)           --     (11,290,700)
                                    --------------------------------------------------------------
Balance June 30, 2000 (Unaudited)     $18,563,104     $(23,477,115)    $(227,619)   $ (3,120,335)
                                    ==============================================================

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                            PERIOD FROM
                                                                        SIX MONTHS        SIX MONTHS      JANUARY 2, 1998
                                                                          ENDED             ENDED         (INCEPTION) TO
                                                                         JUNE 30           JUNE 30           JUNE 30
                                                                           2000              1999              2000
                                                                      ---------------------------------------------------
OPERATING ACTIVITIES
Loss from continuing operations                                       $(11,290,700)      $(4,058,232)      $(21,862,917)
Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposal of equipment                                              --                --             36,858
     Non cash compensation and consulting charges relating to
       stock awards and stock subscriptions                                 51,090         3,640,000          5,749,128
     Depreciation and amortization                                         141,684            13,026            189,746
     Common stock issued for services                                           --                --            116,064
     Interest expense relating to beneficial conversion feature
       of convertible debt                                                      --                --          2,655,749
     Changes in operating assets and liabilities:
       Prepaid royalties                                                        --           (60,000)           (60,000)
       Accounts receivable and other current assets                        (66,001)            7,559            (66,001)
       Accounts payable and accrued expenses                               465,257           175,728            465,257
       Loss contingency                                                  9,154,125                --          9,954,125
                                                                      -------------------------------------------------
Net cash used in operating activities from continuing operations        (1,544,545)         (281,919)        (2,821,991)

Net cash used in discontinued operations                                        --                --         (1,265,965)
                                                                      -------------------------------------------------
Total net cash used in operating activities                             (1,544,545)         (281,919)        (4,087,956)

INVESTING ACTIVITIES
Capital expenditures                                                       (74,450)               --           (128,650)
Cash investment in related party                                                --          (102,000)          (102,000)
                                                                      -------------------------------------------------
Net cash used in investing activities                                      (74,450)         (102,000)          (230,650)

FINANCING ACTIVITIES
Net proceeds from sale of preferred stock                                1,850,952                --          1,850,952
Proceeds from sale of common stock                                              --           242,062            559,062
Shareholder capital contributions                                               --                --          1,091,648
Advances from stockholders                                                      --                --            876,230
Increase (decrease) in amounts due related parties                        (100,222)          150,000             (9,832)
Proceeds from issuance of convertible debentures                                --                --            558,640
Purchase of treasury stock                                                      --                --           (227,619)
                                                                      -------------------------------------------------
Net cash provided by financing activities                                1,750,730           392,062          4,699,081
                                                                      -------------------------------------------------

Net increase in cash and cash equivalents                                  131,735             8,143            380,475
Cash and cash equivalents at beginning of period                           248,740            18,609                 --
                                                                      =================================================
Cash and cash equivalents at end of period                            $    380,475       $    26,752       $    380,475
                                                                      =================================================

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                Statements of Cash Flows (Unaudited) (continued)

                                                                                                       PERIOD FROM
                                                                       SIX MONTHS      SIX MONTHS    JANUARY 2, 1998
                                                                         ENDED            ENDED       (INCEPTION) TO
                                                                        JUNE 30          JUNE 30         JUNE 30
                                                                          2000            1999            2000
                                                                     -----------------------------------------------
Noncash investing and financing activities
Common shares issued for investment in related party                           --      $1,792,127      $1,792,127
                                                                     =============================================
Common stock issued in exchange for convertible debentures
                                                                               --              --      $2,665,749
                                                                     =============================================
Common stock issued for prepaid royalties                                      --              --      $2,278,125
                                                                     =============================================
Prepaid royalties paid by shareholder on behalf of Company                     --      $1,500,000      $2,190,000
                                                                     =============================================
Debentures issued for shareholder advances on behalf of Company                --              --      $2,097,109
                                                                     =============================================
Common stock issued for licensing rights                                       --              --      $   77,500
                                                                     =============================================
Common stock issued for payment of debt to stockholder                         --              --      $  149,000
                                                                     =============================================
Common stock issued in partial settlement of loss contingency        $  1,093,575              --      $1,093,575
                                                                     =============================================
Accrual of preferred stock dividends                                 $     53,333              --      $   53,333
                                                                     =============================================


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

MWI was incorporated in January 1998 and its planned principal operations were to lease computer systems to businesses and to distribute Internet oriented products and perform related services. During 1998, MWI was not able to execute its planned activities, other than the sale of pilot products and services, and consequently ceased all operating activities in December 1998. MWI was subsequently legally dissolved in September 1999. Accordingly, the operating results of MWI have been presented as discontinued operations during 1998. These amounts have been presented in the Statement of Operations for the period from January 2, 1998 (inception) to June 30, 2000. Revenues of MWI during 1998 were approximately $1,335,300 and the loss totaled $1,265,965. As of December 31, 1998, the Company had completed its disposal of the discontinued operations of MWI. There were no remaining assets or liabilities related to MWI at December 31, 1998. Since the Company has not yet completed its planned principal operations and since MWI also never commenced its planned principal operations, the accompanying financial statements are presented as those of a development stage company.

On April 24, 2000, the Company acquired 100% of the issued and outstanding shares of common stock of JSJ Capital Corp., a Nevada Corporation ("JSJ"), in exchange for 50,000 shares of Rule 144 restricted common stock of the Company. As a result of HSNS's 100% ownership of JSJ, the Board of Directors of HSNS approved the merger of JSJ into HSNS whereby HSNS was the surviving corporation. The acquisition was accounted for as an issuance of HSNS common stock in exchange for the net monetary assets of JSJ, accompanied by a recapitalization.

The 50,000 shares issued by the Company in connection with the acquisition of JSJ are considered a nominal issuance to effect the acquisition. All share and per share data presented herein have been restated to reflect the issuance of these shares. The Company also incurred fees of $400,000 in connection with this acquisition that were paid in cash and charged to expense upon consummation of the merger.

In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial position, results of operations and cash flow of the Company at June 30, 2000 and for all periods presented have been recorded.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared on the basis that High Speed Net Solutions, Inc. will continue as a going concern. The Company has incurred operating losses since inception, has experienced negative cash flows, and expects these losses and negative cash flows to continue into the foreseeable future. The Company's ability to continue operations as a going concern is predicated on its ability to continue to raise capital, including significant new capital in 2000, the successful completion of its operational plan and ultimately, upon achieving profitable operations.

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

PREPAID ROYALTIES

Prepaid royalties represent prepayments made to Summus Ltd., ("Summus"), a related party, under various licensing agreements. Of the total balance, $1,000,000 has been characterized as a one-time, up-front license fee. This amount is being amortized on a straight-line basis over the six-year term of the License Agreement. Furthermore, $180,000 of the total balance has been characterized as an annual software maintenance fee. This amount is being amortized on a straight-line basis over the twelve-month term. The remaining balance represents prepaid royalties, which, as future revenues from services subject to the provisions of these agreements are earned, will be charged to royalty expense over the terms of the various agreements. Summus is currently in need of additional financial resources. Should Summus not be able to raise sufficient funding and consequently not be able to deliver technology to HSNS, an impairment to these prepaid amounts and licensing rights would need to be recognized.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

LICENSING RIGHTS

Licensing rights represent the cost of acquiring the right to license certain products developed by Summus. These costs are being amortized on a straight-line basis over the term of the related agreements, which was initially a three-year agreement and was extended to six years in February 2000.

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

INCOME TAXES

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

LOSS PER SHARE

Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Company has potential common stock equivalents related to its outstanding stock options and preferred stock. These potential common stock equivalents were not included in loss per share for all periods presented because the effect would have been antidilutive.

INVESTMENT IN COMMON STOCK OF RELATED PARTY

Investment in common stock of related party represents the Company's 14.1% ownership interest in Summus. The Company accounts for its investment in Summus using the cost method. Under this method, the investment is recorded at its historical cost. Although the market value of this investment is not readily determinable, management believes its fair value is not less than its carrying amount.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the operations or financial position of the Company.

4. CONVERTIBLE DEBENTURES

During 1998, the company issued convertible debentures to officers, stockholders, and third parties. These debentures were convertible at the date of issuance. Since the conversion price of the debentures was below the fair market value of the common stock, the Company recorded a $2,655,749 beneficial conversion feature as debt discount and additional paid-in-capital on the date the debentures were issued. The resulting interest expense was immediately recognized in 1998 because the debentures were convertible upon issuance.

5. PREFERRED STOCK

On February 28, 2000, the Company issued 2,000 shares of its $.001 par value Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share. Proceeds, net of issuance costs of $149,048 were $1,850,952. The subscription receivable for $250,000 was collected in June 2000.

The Preferred Stock holders are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the "Liquidation Preference"). Dividends shall be cumulative from the date of issuance and shall be payable, when, as and if declared by the Board of Directors on June 30 and September 30 of each year commencing on September 30, 2000. As of June 30, 2000 cumulative dividends accrued were $53,333.

Each share of the Preferred Stock shall be convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by initial conversion price of $14.24. The conversion price is subject to adjustment as defined in the Company's articles of incorporation. Since the Preferred Stock was convertible at the date of issuance and since the conversion price was below the fair value of the common stock, the Company recorded a beneficial conversion feature in the amount of $294,900. The beneficial conversion feature has been added to the historical net loss for the six month period ended June 30, 2000, for purposes of computing the net loss applicable to common shareholders.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

6. LITIGATION CONTINGENCY

In January 2000, William R. Dunavant ("Dunavant"), a former shareholder of Summus Technologies, Inc. who received 350,000 shares of HSNS common stock and $100,000 in cash in exchange for his shares of Summus Technologies, Inc. stock, filed a lawsuit against the Company. Former management of HSNS had entered into an agreement with Dunavant which obligated the Company to register the 350,000 shares of HSNS common stock under the Securities Act of 1933 (the "Act") within a specified time period. The Company's alleged failure to register such shares resulted in a lawsuit against the Company seeking damages of $13,300,000.

In June 2000, we entered into a settlement agreement with Dunavant to resolve the lawsuit. The settlement agreement provides, among other things, that we register 350,000 shares of common stock owned by Mr. Dunavant with the Securities and Exchange Commission. Under the settlement agreement, we issued 175,000 new shares of our common stock to Dunavant on the execution date of the settlement agreement. In addition, the settlement calls for the payment of $12,750 per month and 25,000 shares of common stock per month until the registration of all shares are effective. If our registration statement is not effective on or before January 1, 2001, then from that date forward and until we deliver an effective registration statement, we will pay Mr. Dunavant $12,750 and issue 50,000 shares of common stock each month. We must also register all shares delivered under these monthly allotments. Finally, we must also issue and register an allotment of our common stock, which is determined by a calculation that depends on the date upon which the registration statement becomes effective and the difference between the price of our common stock as traded on the OTCBB and $23 per share.

Based on the terms of the settlement agreement, the Company has accrued an additional $8,982,500, representing management's best estimate of the ultimate outcome. The most significant component of this additional accrual relates to the estimation of the value of additional shares we must issue and register based on the difference of the traded value of our common stock on the date the registration statement becomes effective and $23 per share. The $8,982,500 additional accrual recorded as of June 30, 2000 was calculated using the closing traded price of our common stock on June 30, 2000 as the estimated closing price on the date the registration statement becomes effective. Prospectively, this accrual could increase or decrease at the end of each accounting period based on the closing price of our common stock through completion of this process.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

7. SUBSEQUENT EVENTS

Effective July 10, 2000, we acquired a marketing and advertising company, Douglas May & Co., Inc., a Texas corporation, for approximately $1,376,000 in fair market value consideration granted in the form of new issuances of our common stock. We plan to hold and operate Douglas May & Co. as a wholly-owned subsidiary. The sole shareholder of Douglas May & Co. has joined us as an employee with the position of Executive Vice President and Chief Creative Officer. Prior to the acquisition, Mr. May was not a stockholder in High Speed and had no relations with us. Under the terms of the acquisition, we issued three allotments of our common stock to Mr. Douglas May based on a negotiated partition of the $1,376,000 valuation assigned to Douglas May & Co. during our negotiations. The three allotments comprise and guarantee Mr. May approximately $1,376,000 in consideration for his conveyance to us of all of the outstanding capital stock of Douglas May & Co. The common stock we issued was assigned a value based on its OTCBB trading price around the date of the closing of the transaction by compiling the ten-day average of the closing price. The terms of each allotment of common stock vary based on the partitioning of the $1,376,000. The first allotment corresponded to $500,000 of value and we issued 50,000 shares of our common stock coupled with a guarantee that if the OTCBB trading price of our common stock one year from the close of the transaction is less than $10.00 per share then we will issue additional shares of our common stock to make up the difference in value. The second allotment corresponded to $576,000 of value and we issued 87,498 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by January 1, 2001 then Mr. May has the right to cause us to repurchase these shares from him by making six cash installment payments to Mr. May. The third allotment corresponded to $300,000 of value and we issued 45,572 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by the date 90 days after the closing date then Mr. May has the right to cause us to repurchase these shares from him by releasing the funds the acquisition agreement places into an escrow account, the funds being from certain accounts receivable of Douglas May & Co., anticipated to be collected in the amount of $300,000 during the next several months.

On July 19, 2000, the Company filed a registration statement on Form S-1 to register for resale 1,874,717 shares of the Company's common stock held by early investors in the Company. These shares are being registered for the selling shareholders, and High Speed will not participate in any of the proceeds from the potential sale of the registered shares.

On July 27, 2000, the Company sold 216,671 shares of its unregistered common stock and issued warrants to purchase an additional 433,342 shares of common stock for gross proceeds of $1,000,000. The Company committed to register the 216,671 shares before December 31, 2000. The warrants have an exercise price of $4.625 per share, a term of five years and cannot be exercised before January 31, 2001. Also in connection with this transaction, the Company issued 10,884 shares of its unregistered common stock as a placement fee and committed to also register these shares before December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and accompanying notes, which appear elsewhere in this document. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document, particularly under the heading "Risk Factors."

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

MWI, which was incorporated in January 1998, was not able to execute its planned activities and consequently ceased all operating activities in December 1998. Accordingly, the operating results of MWI were presented as discontinued operations in 1998.

Pursuant to an Agreement and Plan of Merger dated April 18, 2000, between High Speed and J.S.J Capital Corp. ("JSJ"), a Nevada corporation, High Speed has acquired all outstanding shares of common stock of JSJ from the sole stockholder thereof in an exchange for 50,000 shares of restricted common stock of High Speed in a transaction in which High Speed was the successor corporation. Fees of $400,000 were paid in cash in connection with this transaction.

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

We plan to derive our revenues from providing a service that is fully equipped and ready to go into operation for creation, hosting and delivery of rich media advertisements and content for customer's campaigns, which will require us to acquire technology we do not currently have. Currently, Summus, Ltd., our primary supplier of technology, has not delivered technology we expected to have at the beginning of the third quarter. Financial and other problems of Summus may prevent it from delivering technology we need to implement our business plan. It is management's opinion that Summus will complete its obligations to deliver the technology we need to implement our business plan, therefore we have not recorded an impairment charge relating to the prepaid intangible assets with Summus. We will continue to monitor this situation on an on-going basis. In addition, we plan to derive revenues from complementary services that are offered to customers such as call center routing and voice-over-the-Internet services. We have not generated any revenue from these services as of June 30, 2000 and, therefore, we are a development stage company as of June 30, 2000.

Effective July 10, 2000, we acquired a marketing and advertising company, Douglas May & Co., Inc. ("May"). This acquisition will be recorded as a purchase and the results of operations of May will be included in the consolidated operations of High Speed beginning July 10, 2000.

We anticipate that revenues from our Rich Media Direct service will result from revenue-sharing agreements as well as fixed rate pricing and flat fees. Revenues will be recognized when services are provided for initiating a campaign, when rich media advertisements are delivered and when results of a campaign (such as 'revenue' or 'reach') are reported.

Our prospects must be considered in light of our limited operating history. We face all the risks and uncertainties of early stage companies. Our future success depends upon, among other things, our ability to generate revenues from future customers. Specifically, we must:

         - Generate sales of our Rich Media Direct service to companies with web sites, e-commerce companies and other entities interested in direct marketing on the Internet;

         - Generate sales of our complementary service offerings such as content hosting, streaming content (immediately and steadily delivering content via the Internet from the hosted storage location to the listener or viewer), voice-over-the-Internet services and call center services;

         - Add personnel to establish and begin operating our sales and marketing programs in connection with our Rich Media Direct service; and

         - Establish our ability to resell our services through reseller channels.

RECENT DEVELOPMENTS

We have recently accomplished a number of key milestones that are important to our business and revenue generation. During the second quarter of year 2000, we have accomplished the items described immediately below.

We have entered into a contract with WorldQuest Networks. The contract calls for High Speed to deliver media advertisements through e-mail for WorldQuest Networks e-commerce campaigns. We have generated no revenue from this agreement to date and there are no guaranteed minimal revenues terms in the contract.

We have entered into a contract with New Millennium Health Services. The contract calls for High Speed to deliver media advertisements through e-mail for New Millennium Health Services e-commerce campaigns. We have generated no revenue from this agreement to date and there are no guaranteed minimal revenue terms in the contract,

We have entered into a letter of intent with Learnkey. It contemplates that we will have a non-exclusive license to use Learnkey's compression technology and we shall pay Learnkey a revenue share royalty for emails we deliver using their compression technology. Also, the letter of intent gives us the option, for a revenue share royalty, to deliver media advertisements through Learnkey's e-commerce broadcast network. We have generated no revenue from this letter of intent to date and there are no guaranteed minimal revenue terms in the letter of intent. There can be no assurances that the letter of intent will result in a definitive agreement being signed.

We have entered into a letter of intent with Dial2Go. It contemplates that Dial2Go will remarket our Rich Media Direct service in several countries in Asia. Under the letter of intent, we have made a small equity investment into Dial2Go. We have generated no revenue from this letter of intent to date and there are no guaranteed minimal revenue terms in the letter of intent. There can be no assurances that the letter of intent will result in a definitive agreement being signed.

On February 28, 2000, we sold 2,000 shares of Series A Convertible Preferred Stock to investors at a price of $1,000 per share, resulting in net proceeds of $1,850,952. The investors who purchased these shares were F. van Lanschot Bankiers (350 shares), Insinger de Beaufort (250 shares) and AAA Trust (1,400 shares). In connection with this financing, we entered into a subscription agreement in the amount of $250,000, which has been collected in June of 2000. The holders of the preferred stock are unrelated and not affiliated with High Speed Net Solutions, Summus Ltd. or counterparty to any agreement of High Speed. The rights of the Series A Convertible Preferred Stock include the following rights: (i) a cumulative dividend of $80.00 each year per share of Series A Convertible Preferred Stock, and we have the right to pay this dividend by issuing additional shares of Series A Convertible Preferred Stock; (ii) the right to convert the Series A Convertible Preferred Stock into shares of our common stock at a conversion price of $14.24, subject to antidilution adjustment in the case of common stock dividends, splits and reorganizations; and (iii) a liquidation preference of $1,000 per share of Series A Convertible Preferred Stock, plus accrued unpaid dividends, payable in the event of any liquidation, dissolution, or winding up of High Speed. After March 1, 2002, we have the right to redeem any outstanding shares of the Series A Convertible Preferred Stock at a redemption price of $1,000 per share of Series A Convertible Preferred Stock plus accrued dividends that have not been paid. A total of 10,000 shares of Series A Convertible Preferred Stock are authorized. The 2000 issued shares of Series A Convertible Preferred Stock are convertible to 140,449 common shares of High Speed common stock.

Effective July 10, 2000 we acquired a marketing and advertising company, Douglas May & Co., Inc., a Texas corporation for approximately $1,376,000 in fair market value consideration granted in the form of new issuances of our common stock. We plan to hold and operate Douglas May & Co. as a wholly-owned subsidiary. The sole shareholder of Douglas May & Co. has joined us as an employee with the position of Executive Vice President and Chief Creative Officer. Prior to the acquisition, Mr. May was not a stockholder in High Speed and had no relations with us. Under the terms of the acquisition, we issued three allotments of our common stock to Mr. Douglas May based on a negotiated partition of the $1,376,000 valuation assigned to Douglas May & Co. during our negotiations. The three allotments comprise and guarantee Mr. May approximately $1,376,000 in consideration for his conveyance to us of all of the outstanding capital stock of Douglas May & Co. The common stock we issued was assigned a value based on its OTCBB trading price around the date of the closing of the transaction by compiling the ten-day average of the closing price. The terms of each allotment of common stock vary based on the partitioning of the $1,376,000. The first allotment corresponded to $500,000 of value and we issued 50,000 shares of our common stock coupled with a guarantee that if the OTCBB trading price of our common stock one year from the close of the transaction is less than $10.00 per share then we will issue additional shares of our common stock to make up the difference in value. The second allotment corresponded to $576,000 of value and we issued 87,498 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by January 1, 2001 then Mr. May has the right to cause us to repurchase these shares from him by making six cash installment payments to

Mr. May. The third allotment corresponded to $300,000 of value and we issued 45,572 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by the date 90 days after the closing date then Mr. May has the right to cause us to repurchase these shares from him by releasing the funds the acquisition agreement places into an escrow account, the funds being from certain accounts receivable of Douglas May & Co., anticipated to be collected in the amount of $300,000 during the next several months.

On July 19, 2000, the Company filed a registration statement on Form S-1 to register for resale 1,874,717 shares of the Company's common stock held by early investors in the Company. These shares are being registered for the selling shareholders, and High Speed will not participate in any of the proceeds from the potential sale of the registered shares.

On July 27, 2000, the Company sold 216,671 shares of its unregistered common stock and issued warrants to acquire an additional 433,342 shares of common stock for gross proceeds of $1,000,000. The Company committed to register the 216,671 shares before December 31, 2000. The warrants have an exercise price of $4.625 per share, have a term of five years, and cannot be exercised before January 31, 2001. Also in connection with this transaction, the Company issued 10,884 shares of its unregistered common stock as a placement fee and committed to also register these shares before December 31, 2000.

THREE MONTHS ENDED JUNE 30, 2000

REVENUE

We had no revenue during the three months ended June 30, 2000. During the quarter we have been working with potential customers to sign contracts for services.

INTEREST INCOME

Interest income of $9,360 for the three months ended June 30, 2000 represents interest earnings on cash balances in demand deposit accounts.

NET LOSS

Our net loss during the three months ended June 30, 2000 was $10,458,387, or $0.50 per share. The net loss was primarily attributable to the loss contingency expense of $8,982,500 resulting from the Dunavant settlement and general and administrative expenses.

LOSS CONTINGENCY

In June 2000, we entered into a settlement agreement with Mr. William R. Dunavant ("Dunavant") to resolve a lawsuit against the Company. The settlement agreement provides, among other things, that we register 350,000 shares of HSNS common stock owned by Dunavant with the Securities and Exchange Commission. Under the settlement agreement, we issued 175,000 new shares of our common stock to Dunavant on the execution date of the settlement agreement. In addition, the settlement calls for the payment of $12,750 per month and 25,000 shares of common stock per month until the registration of all shares is effective. If our registration statement is not effective on or before January 1, 2001, from that date forward and until we deliver an effective registration statement, we will pay Dunavant $12,750 and issue 50,000 share of common stock each month. We must also register all shares delivered under these monthly allotments. Finally, we must also issue and register an allotment of our common stock, which is determined by a calculation that depends on the date upon which the registration statement becomes effective and the difference between the price of our common stock as traded on the OTCBB at the time the registration statement becomes effective and $23 per share.

Based on the terms of the settlement agreement, the Company has accrued an additional $8,982,500 representing management's best estimate of the ultimate outcome. The most significant component of this additional accrual relates to the estimation of the value of the additional shares we must issue and register based on the difference between the traded value of our common stock on the date the registration statement becomes effective and $23 per share. The $8,982,500 additional accrual recorded as of June 30, 2000 was calculated using the closing traded price of our common stock on June 30, 2000 as the estimated closing price on the date the registration statement will become effective. Prospectively, this accrual will increase or decrease at the end of each accounting period based on the closing price of our common stock through completion of this process.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,485,247 for the three months ended June 30, 2000. This amount includes approximately $704,000 of legal and professional services, $400,000 of which was related to the merger with JSJ. The remaining legal and professional fees primarily relate to SEC reporting matters and other general legal and accounting activities. We expect professional services fees will continue to be high for the third quarter of 2000 as we incur costs related to SEC disclosure matters, financial reporting and other related activities. The remaining balance of the general and administrative expenses relates to salaries and other operating costs.

We anticipate the need to raise $5,000,000 to implement our business plan and operate from November 2000 through November 2001.

THREE MONTHS ENDED JUNE 30, 1999

REVENUES

We had no revenues during the three months ended June 30, 1999, because we had neither products to sell nor any capacity to provide services during this period.

NET LOSS

Our net loss for the three months ended June 30, 1999 was $1,932,795 and was primarily attributable to general and administrative expenses. The net loss included a non-cash compensation cost of $1,640,000 related to the granting of 825,000 stock options to employees for services rendered. These stock options had no exercise prices. The remaining loss was attributable to salary and other operating costs.

SIX MONTHS ENDED JUNE 30, 2000

REVENUE

We had no revenue during the six months ended June 30, 2000. During this period we launched Rich Media Direct 1.0 and have been working with potential customers to sign contracts for services.

INTEREST INCOME

Interest income of $16,952 for the six months ended June 30, 2000 represents interest earnings on cash balances in demand deposit accounts.

NET LOSS

Our net loss during the six months ended June 30, 2000 was $11,290,700 or $0.55 per share. The net loss was primarily related to the loss contingency expense relating to the Dunavant lawsuit and settlement and general and administrative expenses.

LOSS CONTINGENCY

The loss contingency expense for the six months ended June 30, 2000 was $9,166,875. The discussion of this matter is explained in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 30, 2000, contained herein. Of this amount, $8,982,500 was recorded in the three months ended June 30, 2000 and $184,375 was recorded in the first quarter of 2000. The amount recorded in the first quarter was based on the terms of the original agreement between the Company and Dunavant. The second quarter adjustment to the accrual was based on the terms of the settlement agreement that was executed in June 2000. The terms of the settlement agreement included the obligation to the Company to register additional shares based on the difference between the closing price of the Company stock on the date the registration statement becomes effective and $23 per share. Such a provision was not a part of the initial agreement nor was it a part of the lawsuit.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $2,140,777 for the six months ended June 30, 2000. This amount includes $868,938 million of legal and accounting services, of which $400,000 relates to the merger with JSJ and the remainder is attributable to professional fees associated with SEC reporting matters and other general corporate activity. The remaining balance of general and administrative expense relates to salaries and other operating costs.

SIX MONTHS ENDED JUNE 30, 1999

REVENUE

We had no revenue during the six months ended June 30, 1999, because we had no products to sell nor the capacity to provides services.

NET LOSS

Our net loss during the six months ended June 30, 1999 of $4,058,232 or $0.24 per share was primarily attributable to general and administrative expenses. The net loss included non-cash costs of $3,640,000 related to the granting of stock options to employees for services rendered. The stock options had no exercise prices. The remaining loss was attributable to salary and other operating costs.

PERIOD FROM JANUARY 2, 1998 (INCEPTION) TO JUNE 30, 2000

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read considering the brief history of High Speed as summarized below.

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

REVENUE

We had not generated any revenue from our inception on January 2, 1998 through June 30, 2000, because we had no products to sell nor any capacity to provide services during this period.

NET LOSS

Our net loss from continuing operations from our inception on January 2, 1998 through June 30, 2000 was $21,862,917. This loss was primarily attributable to general and administrative expenses, the loss contingency accrual related to the Dunavant settlement, and non-cash interest expense.

The net loss from discontinued operations of $1,265,965 reflects the operating results of MWI for 1998. MWI ceased all operating activity by the end of 1998. During 1998, MWI earned revenues of $1,335,300 and generated a loss from operations of $1,265,965. MWI incurred no operating costs subsequent to December 31, 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $9,257,230 for the period from January 2, 1998 to June 30, 2000. Of this amount, $5,698,038 relates to non-cash compensation and consulting costs related to the granting of stock options and stock awards to employees and stockholders for services rendered and the execution of stock subscription agreements with per share selling prices set below the traded value of the common stock. The stock options and stock awards vested upon issuance and had nominal or no exercise prices. The remaining balance of the general and administrative expenses incurred during this period of approximately $3,600,000 related to salary and other operating expenses.

LOSS CONTINGENCY

The total amount of loss contingency related to the Dunavant matter charged to expense from inception is $9,966,875. $800,000 was charged to expense in the fourth quarter of 1999 which reflects the time period in which the Company allegedly failed to register the 350,000 shares owned by Dunavant. During the first quarter of 2000, the initial contingency reserve was increased by $184,375 and charged to expense, reflecting management's best estimate of the loss contingency at that time. During the second quarter of 2000, an additional charge was recorded based on the terms of the settlement agreement executed in June 2000. A further discussion of this matter is explained in greater detail in Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Six Month periods Ended June 30, 2000, contained herein.

INTEREST EXPENSE (INCOME), NET

Non-cash interest expense of $2,655,749 was incurred relating to the issuance of convertible debentures during 1999 that included common stock conversion prices that were below the fair market value of the common stock on the date the debentures were issued. Since all the debentures were convertible into common stock upon their issuance, the beneficial conversion feature of $2,655,749 that reflects the difference between the debentures' conversion prices and the fair market value of the common stock has been recorded as non-cash interest expense during 1999. Interest income of $16,937 for the period from January 2, 1998 to June 30, 2000 represents earnings on cash balances in demand deposit accounts.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been primarily funded by private placements of our preferred and common stock and related party loans and debentures. As of June 30, 2000, we had cash and cash equivalents of $380,475, and other current assets of $66,001 and current liabilities of

$9,968,609 resulting in a working capital deficiency of $9,522,133. Excluding the loss contingency reserve, which will be primarily settled by the issuance of additional shares of stock rather than cash, our negative working capital at June 30, 2000, was $661,759.

Net cash used in operating activities of $1,544,545 during the six months ended June 30, 2000 reflects cash paid for salaries and our other operating expenses.

Net cash used in investing activities of $74,450 during the six months ended June 30, 2000 represents capital expenditures for office furniture and computer equipment.

Net cash provided by financing activities of $1,850,952 during the six months ended June 30, 2000 resulted from the net proceeds of the sale of our preferred stock of $1,850,952, net of a decrease in the amounts due to related parties of $100,222.

Net cash used in operating activities from continuing operations during the six months ended June 30, 1999 of $281,919, resulted from the payment of salaries and other operating costs. Net investing activities for the six months ended June 30, 1999 included $102,000 paid in connection with the acquisition of our ownership interest in Summus. Net cash provided by financing activities for the six months ended June 30, 2000 represents proceeds from the sale of our common stock and advances from related parties.

Net cash used in operating activities from continuing operations from January 2, 1998 through June 30, 2000 was $2,821,991 reflects cash paid for salaries and our other operating expenses plus $60,000 paid to Summus as a prepaid royalty. Net cash used in discontinued operations of $1,265,965 represents the net cash used to operate MWI during 1998.

Net cash used in investing activities from January 2, 1998 to June 30, 2000 was $230,650 and reflects capital expenditures for office furniture and computer equipment, plus $102,000 paid in connection with the acquisition of our ownership interest in Summus.

Net cash provided by financing activities from January 2, 1998 to June 30, 2000 was $4,699,081 and resulted from the net proceeds of the sale of our preferred stock of $1,850,952, net proceeds from the sale of our common stock of $559,062, shareholder capital contributions of $1,091,648 and net advances from shareholders of $866,398. Additionally, during 1999 we received $558,640 from the issuance of convertible debentures and during 1998 we purchased 38,500 shares of our stock for $227,619.

On February 28, 2000, we issued 2,000 shares of our Series A Convertible Preferred stock at a price of $1,000 per share. We received net proceeds from this issuance of $1,850,952, which is inclusive of a stock subscription receivable of $250,000, which was collected in June 2000. On July 27, 2000 we sold 216,671 share of unregistered common stock for $4.6153 per share resulting in gross proceeds of $1,000,000 with placement costs valued at $50,000 based on the issuance of 10,884 shares of our unregistered common stock as a placement fee.

The proceeds from these issuances will not be sufficient to fund operations for the next 12 months. Currently we have enough cash to fund operations until November of 2000. However, we anticipate that our existing cash resources, plus our planned $5,000,000 private placement, plus expected internally generated cash from customers will be sufficient to fund our capital requirements for the 12 months commencing from November of 2000. We believe we will generate cash from operations over the next 12 months as a result of revenue sharing contracts that we have signed with customers for rich media direct marketing campaigns. We need to raise $5,000,000 to implement our business plan and operate from November 2000 until November of 2001. While we do expect to generate cash from customers in the next twelve months, we still expect net cash flow from operations to be negative for that period and we will not be able to fund operations without additional capital. There can be no assurance that additional equity or debt financing will be available on terms that will be favorable to us.

As of September 30, 2000, if our registration statement filed on Form S-1 is not declared effective by the Securities and Exchange Commission, Mr. May, the former owner of Douglas May & Co., Inc. has the right to cause us to repurchase 45,572 shares of our common stock from him by releasing funds the acquisition agreement places into an escrow account. The total value of these shares on the date we acquired Douglas May & Co., Inc. was $300,000. The funds released from the escrow account constitute the entire repurchase price.

Liquidity on a long-term basis is expected to be provided by cash generated through the sales of our services.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Management expects that eventually we will obtain customer orders for our services, which will produce revenues to reduce our operating losses. However, there can be no assurances that management's plans will be executed as anticipated. Additionally, our ability to deliver services and generate revenue is currently being impeded by the failure of Summus to deliver technology.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. We have not yet determined the effect that the adoption of SFAS 133 will have on our consolidated financial statements.

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

RISKS ARISING FROM HIGH SPEED'S DEPENDENCY ON OUR RELATIONSHIP WITH SUMMUS LTD.

Summus has not delivered some software products when we expected and this is limiting our ability to execute our business plan.

As of August 11, 2000, Summus has not delivered to us software in a form ready for general release which we expected to receive by July 1, 2000. As a result we have been limited in our ability to execute our business plan.

Summus is currently in need of additional financial resources and this could limit its ability to deliver to us technology we expect.

Summus is currently in need of financial resources. If Summus is not able to raise sufficient funding, and consequently not able to deliver technology because of lack of funding or due to software development difficulties, then our ability to execute our business plan would also be materially adversely affected.

OUR CURRENT SYSTEM REQUIRES ENHANCEMENTS TO ALLOW US TO PROVIDE SERVICES THAT WILL REMAIN ATTRACTIVE TO POTENTIAL CUSTOMERS.

The services that our current system allows us to provide to our customers involve attaching video commercials to e-mails. We believe that the method we use to deliver video commercials with e-mails will need to be enhanced for our services to compete with competitive services. A critical enhancement we need in order for us to remain competitive is the ability for a recipient of an e-mail to immediately begin viewing the video commercial upon initial receipt of the e-mail. Since we depend on Summus for the media compression and decompression technology that we will use to deliver our services, we are dependent on Summus to add to the software we use the capability to immediately view the video.

Our capabilities must be enhanced to increase the speed of delivery of video commercials. Our enhancement goal is to produce a video commercial that is immediately viewable. Our current software forces a viewer to wait until the entire video has been downloaded before it can be viewed. While this time period varies, it can sometimes be so long as to cause dissatisfaction in the viewer. We believe that to keep our product competitive, we will need to use software that allows the video to begin to play concurrent with its downloading. That is to say, it should be viewable as it is being received instead of making a recipient wait for downloading first.

WE DO NOT DEVELOP THE TECHNOLOGY NECESSARY TO EXECUTE OUR BUSINESS PLAN.

Summus Ltd. has developed the media compression technology we currently use. We have no technology development capability and all enhancements and new media compression technology we need to execute our business plan will depend upon Summus or third parties being able to develop such enhancements and new technology.

Because our staff does not include software product developers, we depend entirely on the media compression software products developed by Summus Ltd. If Summus does not provide us with these products, then we would be entirely dependent on the products of other companies. Because we do not have our own software products, any unfavorable event at Summus that delays or prevents development of Summus' products would have a material adverse effect on us. If Summus were to stop developing the software products we plan to use, and if we were not able to acquire equivalent software products from a third party source, then our ability to execute our business plan would be materially affected.

Our technology supplier, Summus, has no contractual obligation to deliver new technology or enhancements of old technology to us.

The agreements between Summus and us give us nonexclusive rights to certain software of Summus if it is developed, but the agreements create no contractual obligation by Summus to develop technology for us other than MaxxSystem. Summus has failed to deliver technology in time for us to sell products and generate revenue.
Future delays could have a material adverse effect on our business.

WE HAVE LIMITED RIGHTS TO SUMMUS TECHNOLOGY AND OUR RIGHTS ARE NONEXCLUSIVE.

Our rights to Summus' technology are limited to those rights defined in the agreements between Summus and us. In addition, our rights are nonexclusive. Summus retains ownership of all intellectual property rights related to the software products we license. We have a license to use their products for only a finite amount of time. We do not have the right to modify or sell their products nor do we have the right to license its use by third parties.

The only exclusive rights we have is that Summus will not compete with our business as presently constituted, i.e., as a service bureau, during the term of the new agreements and that Summus will not sell MaxxSystem to our competitors for a finite amount of time. After July 1, 2001, Summus is free to license MaxxSystem to our competitors. Both before and prior to July 1, 2000, Summus may conduct its business and license its technology in such a way as to decrease the demand for our services. Summus could license its technology to end-users in such a way that allows these end-users to perform for themselves the services we seek to perform for them.

CONFLICTS OF INTEREST BETWEEN SUMMUS AND US MAY LIMIT OUR OPPORTUNITIES AND THEREFORE HARM OUR ABILITY TO GENERATE REVENUE.

As of August 11, 2000, Summus held 8,474,360 shares of our common stock (39.0% of our outstanding common stock, and 34.7% on a fully diluted basis). Summus also has the right to vote an additional 1,279,667 shares of our common stock under voting agreements with and/or proxies from 14 persons. Total Summus voting power is 44.8% of our outstanding common stock. One member of our Board of Directors is an officer of Summus, Dr. Bjorn Jawerth. Our Board of Directors only has five members and one is a Summus officer. In addition, one of our officers, Alan R. Kleinmaier, owns Summus stock and has stock options for shares of Summus common stock and is an Executive Vice President of Summus. Summus formerly employed Andrew L. Fox, our President and Chief Executive Officer.

If Summus decides that our business conflicts with the interests of Summus, conflicts of interests between us and our major shareholder, our Board members, and our officers, may limit our ability to operate in a way that is contrary to the interest of Summus. The duty these Summus officers have to Summus obligates them to act in Summus' financial interest. Summus' financial interest may be adverse to our financial interests in some instances but not in others. If a situation were to arise where a revenue-generating opportunity could be presented to either Summus or us, but not to both companies, then members of our Board of Directors who are also officers of Summus have incentives and duties arising from their relationships with Summus to protect Summus' interests, possibly to the detriment of High Speed. As a result of this situation, it is possible that decisions of our Board of Directors may favor Summus over us in the event that there is a conflict.

Dr. Bjorn Jawerth owns, as of August 11, 2000, 54.0% of the outstanding shares of Summus and is the chairman of our Board of Directors. The fact that Dr. Jawerth can also benefit personally from Summus' financial success means that he has a personal financial incentive to maximize profits in Summus, which could be adverse to maximizing profits at High Speed. For example, situations could arise where Summus and High Speed negotiate an agreement between the two companies to allocate an opportunity in the market.

IF SUMMUS CHANGES ITS TECHNOLOGY DEVELOPMENT DIRECTION, WE COULD BE DEPRIVED OF VITAL SOFTWARE.

Even if Summus grows and is successful, Summus could decide to dedicate its development resources to applications that are not useful to us. In that case, Summus could decide to focus on another unrelated type of software that Summus determines to be more advantageous for them than the technology that benefits us. In that case, improvements to the compression/decompression software that are necessary for us to remain competitive may not or will not be made.

OUR RELATIONSHIP WITH SUMMUS MAY PREVENT US FROM ENTERING INTO BENEFICIAL LONG-LASTING BUSINESS AGREEMENTS WITH OTHER COMPANIES.

It may be in our interest to enter into relationships with companies that are competitive with Summus or that otherwise would not want to have a relationship with us because of our relationship with Summus. For example, because our Board of Directors and other officers have access to our confidential business information, including trade secrets, other businesses that wish to keep information away from Summus may choose to keep the same information away from us. Our relationship with Summus, therefore, could cause us to miss opportunities to enter into alliances with other companies that would allow us to generate revenue.

Our close relationship with Summus may dissuade some companies from entering into a relationship with us. Additionally, the overlap in directors between Summus and us could prevent the formation of beneficial relationships between other companies and us.

SALES OF OUR SHARES BY SUMMUS MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

As of August 11, 2000, Summus owns 8,474,360 shares of our common stock. Summus has sold 2,568,000 shares of our common stock since August 25, 1999 for prices ranging from $1.35 to $8.50 per share. Our shares are the primary liquid asset of Summus, and Summus may sell more of the High Speed shares it owns to finance its own operations. Future sales of our shares by Summus could adversely affect the market price of our common stock.

SHAREHOLDERS MAY NOT BE ABLE TO EXERCISE CONTROL BECAUSE SUMMUS OWNS OR HAS VOTING POWER FOR 44.8% OF OUR COMMON STOCK.

As of August 11, 2000 our largest shareholder and important software supplier, Summus, owns 8,474,360 shares of our common stock (39.0% of our outstanding common stock, and 34.7% on a fully diluted basis). Dr. Bjorn Jawerth, the founder and chairman of the board of Summus, beneficially owns approximately 39.0% of our outstanding common stock and 34.7% of our common stock on a fully diluted basis. Summus can also vote an additional 1,279,667 shares of our common stock under voting agreements with and/or proxies from 14 persons. Total Summus voting power is 44.8% of our outstanding common stock and 40.0% on a fully diluted basis. As a result, Dr. Jawerth and Summus will likely have the power to:

         -        Elect, or defeat the election of, our directors;

         - Amend, or prevent amendment of, our articles of incorporation or bylaws;

         - Effect, or prevent, a merger, sale of assets or other corporate transaction; and

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

         - Decrease the range of businesses that may rely on our services;

         - Not achieve a high degree of quality, performance, and usefulness of our services.

RISK RELATED TO OTCBB STATUS AND MARKET FACTORS

OUR STOCK MAY CEASE TO BE QUOTED IN THE OTCBB, RESULTING IN A SEVERE LOSS OF LIQUIDITY AND VALUE.

Our stock was prohibited from being quoted on the Over the Counter Bulletin Board ("OTCBB") as of 4:00 p.m., Eastern Standard Time, on May 17, 2000. This occurred because the NASD, the organization that operates the OTCBB, determined that we were not current in our reporting obligations on that date and time and consequently concluded that SEC-approved NASD rules barred members of the OTCBB from quoting our common stock. On May 18, 2000, we appealed the NASD's determination by petitioning the SEC for an emergency order to suspend the effect of the NASD determination. On that same day the SEC granted our emergency order and on May 19, 2000 our common stock resumed trading on the OTCBB. Since that time our stock has continued to trade on the OTCBB under the protection of the emergency order. If our stock would again cease to be quoted on the OTCBB, either temporarily or permanently our shareholders will lose liquidity, and as trading stops the market value of our stock is likely to decrease substantially.

Our designated NASD Over the Counter Bulletin Board (OTCBB) symbol is HSNS. Currently our trading symbol includes a warning noted by an "E". The "E" is a warning indicating that we are not current in our reporting obligations and, consequently and in our situation, that our common stock could become ineligible for quotation on the OTCBB at any time.

The warning on our trading symbol will continue until the issue of whether we are current in our reporting obligations is resolved. We have requested that the SEC extend the emergency order that overrode the NASD determination that our stock should cease to be traded on the OTCBB. The SEC is currently considering our request. At any time the SEC could decide against extending the emergency order and our stock could cease to be traded on the OTCBB.

For the foreseeable future our stock could at any time be prohibited from being quoted on the OTCBB.

We have requested that the SEC extend the emergency order described above and the SEC is currently considering our request. Although the emergency order does not state that it will expire on a specific date, at any time the SEC could deny our request for an extension and rescind the emergency order. Our common stock will cease trading on the OTCBB if the SEC does not advise the NASD that we are current in our reporting obligations before the emergency order expires.

We will not be current in our reporting obligations until we respond satisfactorily to all comments that the SEC may have on the Form 8-K that we filed on May 8, 2000. On May 17, 2000, the NASD determined that High Speed was not current in its reporting obligations. This occurred because the SEC had advised the NASD that the SEC intended to review the Form 8-K that High Speed filed on May 8, 2000. This Form 8-K was filed pursuant to High Speed's merger with J S J Capital, Inc., a reporting company. The NASD's position is that the Form 8-K had not cleared SEC comments. While our stock has continued to trade on the OTCBB under the protection of an emergency order, our trading symbol still includes a warning noted by an "E" appended to our trading symbol. The "E" is a warning indicating that we are not current in our reporting obligations. The warning on our trading symbol will continue until the issue of whether we are current in our reporting obligations is resolved.

To date, the SEC has not given us comments on the 8-K that we filed on May 8, 2000. The SEC may treat this 8-K as a registration statement on Form 10. If this occurs, the SEC may have a substantial number of additional comments on the 8-K. This could result in substantial additional delay in determining whether we are current in our reporting obligations and in determining when the "E" will be removed from our OTCBB trading symbol. If these delays extend beyond the time period we are protected by the emergency order, then our common stock will cease trading on the OTCBB.

THE VALUE OF OUR STOCK MAY BE LIMITED BECAUSE OUR STOCK ONLY TRADES IN THE OTCBB MARKET.

In addition, the stock market in general, and the Over the Counter Bulletin Board (OTCBB) and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price, regardless of our operating performance. The trading prices of the stocks of many technology companies have been at or near historical highs in the past 12 months and reflect price earnings ratios substantially above levels previously seen in recent decades. These trading prices and price earnings ratios may not be sustained.

Our shares are traded on the Over the Counter Bulletin Board (OTCBB), an electronic quotation service. Approximately 17 broker-dealer firms are currently market makers for our common stock. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. Stocks traded on the OTCBB may face a loss of market makers, lack of readily available bid and ask prices for its stock, experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, many investors have policies against purchasing or holding OTCBB securities. Both trading volume and the market value of the securities have been, and will continue to be, affected by trading on the OTCBB.

As an OTCBB company, the market price of our securities has the potential to be very volatile as a result of many factors, some of which are outside of our control, including, but not limited to, quarterly variations in financial results, announcements by us, our competitors, partners, customers, potential customers or government agencies and predictions by industry analysts, as well as general economic conditions. Sales by our existing stockholders (including Summus and/or the selling shareholders whose shares we are registering in this registration statement), trading by short-sellers and other market factors may adversely affect the market price of our securities. Any or all these risks have had and are likely to have a material adverse affect on the market price of our securities. With the potential for substantially lower trading volumes that may occur because we are an OTCBB company, the foregoing factors would then have a greater adverse impact on the market price of the securities.

OUR STOCK PRICE MAY BE VOLATILE AS A RESULT OF OTHER FACTORS.

The trading price of our common stock has been and is likely to continue to be highly volatile. For example, during the 52-week period ended June 30, 2000, the price of our common stock ranged from $1.5 to $31.875 per share and traded at $4.968 at the close of business on August 8, 2000. We are not aware of any reason related to our business for the changes in the price of our stock. Our stock price could be subject to wide fluctuations in response to factors such as:

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

         -        Additions of key personnel;

         - If key personnel such as, Andrew L. Fox, our President and Chief Executive Officer, Alan R. Kleinmaier, an Executive Vice President, Gregory S. Gush, an Executive Vice President, Robert S. Lowrey, our Chief Financial Officer, and Douglas May, an Executive Vice President and our Chief Creative Officer were no longer employed by us;

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

WE LACK SUFFICIENT FINANCIAL RESOURCES TO IMPLEMENT OUR BUSINESS PLAN.

On August 8, 2000, we had approximately $811,000 of cash. Several occurrences have allowed us to pay our expenses over the last several months. First, in February of 2000 we sold 2000 shares of Series A Convertible Preferred Stock to unaffiliated and unrelated investors at a price of $1,000 per share, resulting in net proceeds of $1,850,952. Second, on July 27, 2000 we sold 216,671 shares of our unregistered common stock and issued warrants to purchase 433,342 additional shares of common stock for gross proceeds of $1,000,000, with placement costs valued at $50,000 based on the issuance of 10,884 shares of our unregistered common stock as a placement fee. Third, Summus has given us credit up to $250,000 for additional resource support and ancillary services beginning from February 18, 2000. We have no commitment from Summus to continue to advance money to sustain operations. Therefore, to implement our business plan we will need to raise additional capital in the near future from investors other than Summus. We need to raise $5,000,000 to implement our business plan and operate from November 2000 until November 2001. There can be no assurance that we will be able to raise capital on terms that are favorable to us. We need to raise the $5,000,000 we need through a private placement of our capital stock to institutional investors. We may be forced to sell shares at prices below the market price of our stock on the OTCBB. Our sale of shares of capital stock to finance implementation of our business plan will dilute the ownership of our existing shareholders. Currently, we only have enough cash to continue operations until November of 2000 unless we receive additional funds through either earnings or financing.

WE HAVE A HISTORY OF LOSSES AND MAY NOT BECOME PROFITABLE.

We have not yet generated any revenue and we may never become profitable. As of June 30, 2000, we had an accumulated deficit of approximately $23,500,000. In 1999, we lost $10,200,000 and in 1998, we lost $1,600,000.

We plan to build a field and inside sales force and to use our own services and third party advertising to market our services. To implement our marketing, sales and promotional plan we will need to expend $1,000,000 between now and November 2001.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

As a result of our brief operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. Our revenue stream will be generated by work we do for our customers. This work will be done on a project-by-project basis. Our ability to succeed financially will be dependent on our customers' willingness and ability to pay us and our ability to implement projects.

In addition, because the market for our services is relatively new and rapidly changing, it is difficult to predict future financial results. Our sales and marketing efforts, and business expenditures generally, are partially based on predictions regarding certain developments for Internet video e-mail delivery services. To the extent that these predictions prove inaccurate, our revenues and operating expenses may fluctuate. For these reasons, investors should not rely on period-to-period comparisons of our financial results as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

Of all of these factors that influence fluctuations in our operating results, the factors beyond our control are:

         -        The demand for Internet e-mail advertising;

         -        The emergence and success of new and existing competition; and

         -        The cost of obtaining capital.

Within our control are factors such as:

         - How and when we introduce new services and enhance these services;

         - The timing and success of our brand building and marketing campaigns;

         -        Our ability to establish and maintain strategic relationships;

         -        Our ability to attract, train and retain key personnel;

         - Our ability to manage varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, including the hiring of new employees; and

         - Our ability to manage costs related to the acquisition of businesses or technology.

RISKS RELATED TO OUR OPERATIONS

WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN THE INTERNET VIDEO COMMERCIAL
MARKET.

Our services may apply an advertising model to Internet e-mail commercials by adding high quality video content to enhance the viewer's experience and give the viewer the option to choose to obtain more information, provide feedback, or even buy something. There has been no research to date that indicates that viewers will examine or watch video delivered via e-mail. We may be unable to develop a successful revenue model or sufficient demand for video delivered via e-mail to take advantage of any market opportunity that may or may not exist.

Our business success depends on the general growth of Internet advertising and the frequency at which consumers visit web sites and use e-mail. Other Internet content and advertising services that compete with our service may be more attractive to advertisers, which would harm our ability to generate revenue.

Our video commercial Internet delivery service will also compete with other media such as television, radio and print for a share of advertisers' total advertising budgets. Our advertising sales force and infrastructure are still in the early stages of development relative to those of our competitors. We cannot be certain that advertisers will place advertising with us. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates or otherwise modify what we charge to retain or attract customers, our revenues or earnings, if any, could be harmed.

Increased competition may result in price reductions, reduced margins, loss of market share, loss of customers, and a change in our business and marketing strategies, any of which could harm our revenues or earnings, if any.

DoubleClick and 24/7 are a few of our dominant competitors in the online advertising and direct marketing space that provide banner-advertising services. Banner advertisements are advertisements on web pages that connect to or link to the advertiser's web site or location on the World Wide Web. Our other dominant competitors are companies that provide e-mail direct marketing services such as YesMail and Message Media. These companies compete on their ability to enhance the reach of the advertisement either through access to banner advertising space (as in the case of DoubleClick and 24/7) and through the acquisition of e-mail account names (as in the case of YesMail and Message Media).

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

WE MAY NOT SUCCESSFULLY DEVELOP NEW SERVICES.

To date, the software we are currently using from Summus only allows video and graphical messages to be attached to e-mails. Our growth depends on our ability to license from Summus, or from third parties, other media distribution and management solutions. Our business and operating results would be harmed if we fail to develop future services that achieve widespread market acceptance or that fail to generate significant revenues to offset development costs. We may not timely and successfully identify, develop and market new service opportunities. If we introduce new services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability.

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

WE DEPEND ON KEY PERSONNEL WHO MAY LEAVE US AT ANY TIME.

Our success depends substantially on the continued employment of our Chief Executive Officer and President, Andrew L. Fox, Alan R. Kleinmaier, an Executive Vice President, Gregory S. Gush, an Executive Vice President, Robert S. Lowrey, our Chief Financial Officer, Harris Glover our Vice President of Software Development and Douglas May an Executive Vice President and Chief Creative Officer. The loss of the services of these individuals would harm our business.

With the exception of Mr. May who has an Employment Agreement and Mr. Lowrey who has a non-competition agreement with us, none of our other executive officers have a contract that guarantees employment or a non-competition agreements with us. We have in place a "key person" life insurance policy on Mr. Fox.

WE DO NOT HAVE THE KEY EMPLOYEES REQUIRED TO IMPLEMENT OUR BUSINESS PLAN AND WE MUST RECRUIT AN ENTIRE NEW TEAM.

We have only thirteen employees, and ten of these employees are new employees who were only hired within the last several months. In addition, most of our marketing, service and financial staff must be recruited in the future. There is a very limited number of people with experience in Internet marketing and service. In addition, since we lack an operating history or financial resources, people we desire to recruit may not find us to be an attractive employer. Therefore, we may not be able to recruit a team with the skills and experience required to implement our business plan.

Our operations also depend on our ability to attract, train and retain qualified personnel, specifically those with management and service provider skills. In particular, we must hire skilled technology employees to establish our service business. Competition for such personnel is intense, particularly where we are located in Raleigh, North Carolina near the Research Triangle Park, Durham and Chapel Hill, North Carolina.

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

The purchase and implementation of our new information software systems will require expenditure of more than $1.5 million over the next 36 months.

WE NEED TO BUILD OR ACQUIRE A WEB SITE AND NETWORK INFRASTRUCTURE FOR OUR BUSINESS TO SUCCEED.

A reduction in the performance, reliability and availability of our web site and network infrastructure, once acquired, will harm our ability to distribute our services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. We estimate that within 3 months we will have a working web site and sufficient infrastructure to generate revenue, although there is no guarantee that when this web site is functional that we will generate revenue. In addition, our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events.

Our systems are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Our computer and communications infrastructure, once acquired, will be located at a single leased facility in Raleigh. If we had a back-up system or systems then the failure of our single and only system would not be fatal to our operations. Due to insufficient capital, we do not plan to have fully redundant systems; we have only one system located in only one place. Operating from a single location makes our business vulnerable to site specific disturbances such as fire, natural disasters or power-outages.

Our electronic commerce and digital content distribution activities will be managed by sophisticated software and computer systems to be acquired when we raise capital. We may encounter delays in developing or upgrading these systems, and the systems may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of our services or content or an increase in response time could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our services and web sites could be less attractive to such entities or individuals and our business would be harmed.

A sudden and significant increase in traffic on our planned web sites could strain the capacity of the software, hardware and telecommunications systems that we plan to use in the future. This could lead to slower response times or system failures. Our operations will also depend on receipt of timely content feeds from the content providers we plan to hire in the future, and any failure or delay in the transmission or receipt of such content feeds could disrupt our planned operations. In addition, many different factors could temporarily interrupt our planned web site operations in response to a heavy load of video commercial e-mail content transmission. These types of interruptions could continue or increase in the future.

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

WE WILL RELY ON CONTENT PROVIDED BY THIRD PARTIES TO INCREASE MARKET ACCEPTANCE OF OUR SERVICES.

We will depend on third parties to develop or offer content such as audio, video, graphics, and animation to be delivered by us over the Internet. We and our anticipated future advertisers and anticipated future content creators will rely on third-party content providers, such as radio and television stations, record labels, media companies, web sites and other companies, to develop and offer content in formats that can be delivered using our services and viewed using our services. We cannot guarantee that third-party content providers will decide to offer content compatible with our system. If they do not, then we will not be able to generate revenue.

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

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering e-mail video commercials. As a result, its performance and reliability may decline. In addition, web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet. If these outages or delays occur frequently in the future, Internet usage, as well as the usage of our services and web sites, could grow more slowly or not grow at all.

CHANGES IN NETWORK INFRASTRUCTURE, TRANSMISSION METHODS AND BROADBAND TECHNOLOGIES POSE RISKS TO OUR BUSINESS.

It is possible that increased Internet use may depend on the availability of greater capacity or faster data transmission speeds (also known as broadband transmission). If broadband access becomes widely available, we believe it presents a significant business challenge for us. Development of video commercial services for a broadband transmission infrastructure involves a number of additional risks. We have not yet begun to develop video commercial services for broadband transmissions.

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

RISKS RELATED TO LEGAL UNCERTAINTY

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. Certain U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our services. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries with respect to the Internet. These laws may relate to areas such as content (i.e., obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching or storing graphics, multimedia and other content found on web sites for faster access by servers, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of such laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the Internet. If such laws or regulations are enacted or created by case law, they may harm our business.

We do not know for certain how existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, illegal or obscene content, retransmission of media and personal privacy and data protection will be applied to the Internet by case law or regulatory bodies. The vast majority of such laws were adopted before the advent of the Internet and related technologies and do not address the unique issues associated with the Internet and related technologies. Most of the laws that relate to the Internet have not yet been interpreted. Many judges who may decide cases dealing with Internet issues may have no knowledge or understanding of computer technology or the Internet. The nature of controlling legal precedent could cause unexpected results such as exposing us to significant liabilities associated with content available on our planned web sites or distributed or accessed through our services.

On October 28, 1998, the Digital Millennium Copyright Act (DMCA) was enacted. The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and customers or our video commercial e-mail services will be required to pay licensing fees for sound recordings we deliver in original and archived programming. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. We currently anticipate that representatives of the webcasting industry, who use the Internet, and the world wide web in particular, to broadcast information, will engage in arbitration with the Recording Industry Association of America to determine what, if any, licensee fee should be paid. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

The Child Online Protection Act and the Child Online Privacy Protection Act
(COPA) were enacted in October 1998. The COPA imposes civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from such minors. The manner in which the COPA may be interpreted and enforced cannot be fully determined, and future legislation similar to the COPA could subject us to potential liability, which in turn could harm our business. Such laws could also damage the growth of the Internet generally and decrease the demand for our services.

OUR EFFORTS TO PROTECT OUR TRADEMARKS MAY NOT BE ADEQUATE TO PREVENT THIRD PARTIES FROM MISAPPROPRIATING OUR REGISTERED TRADEMARKS.

The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our trademark rights in the mark Rich Media DirectSM. Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce our trademark rights. We have filed for the registration of one of our service marks, Rich Media Direct, in the United States. In the future we may file for registration of our marks in Europe and Canada and other countries. Effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy our Rich Media DirectSM brand and our company name and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

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

FORWARD LOOKING STATEMENTS

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. These forward-looking statements have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about High Speed's industry, management's beliefs, and certain assumptions made by management. Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

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

When we use words such as "believe," "expect," "plan," "intend," "assume," "seek," "estimate" and "anticipate" or similar words, we are making forward-looking statements.

You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. These forward-looking statements are not guarantees of future performance and our actual actions or results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in this "Risk Factors" section and elsewhere in this Form S-1.

High Speed undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included herein or in other reports or documents to be filed by High Speed from time to time with the Securities and Exchange Commission, particularly the Quarterly Report on Form 10-Q and any Current Reports on Form 8-K.

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

In June 2000, we entered into a settlement agreement with William R. Dunavant and Michael Cimino to resolve the litigation suit filed in Florida. The settlement agreement provides, among other things, that we register 350,000 shares of common stock owned by Mr. Dunavant with the Securities and Exchange Commission. Under the settlement agreement, we issued 175,000 new shares of our common stock to Mr. Dunavant on the execution date of the settlement agreement. In addition, the settlement calls for the payment of $12,750 per month and 25,000 shares of common stock per month until the registration of all shares is effective. If our registration statement is not effective on or before January 1, 2001, from that date forward and until we have delivered an effective registration statement, we will pay Mr. Dunavant $12,750 and issue 50,000 shares of common stock each month. We must also register all shares delivered under these monthly allotments. Finally, we must also issue and register an allotment of shares of our common stock that is determined by a calculation that depends on the date upon which the registration statement becomes effective and the difference between the price of our common stock as traded on the OTCBB and $23 per share.

ITEM 2.  CHANGES IN SECURITIES.

(a)      Not applicable.

(b)      Not applicable

(c) During the three month period ended June 30, 2000, we have issued the following securities as described below.

         (1) In May of 2000, pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 18, 2000 between High Speed, and J.S.J. Capital Corp. ("JSJ"), a Nevada corporation, we acquired all the outstanding shares of common stock of JSJ from the sole stockholder thereof in exchange for issuing 50,000 shares of our restricted common stock in a transaction in which HSNS was the successor corporation.

                  The consideration exchange pursuant to the Merger Agreement was negotiated between High Speed and JSJ. In evaluating the Merger, JSJ used criteria such as the value of assets of High Speed, High Speed's ability to compete in the marketplace, High Speed's current and anticipated business operations, and High Speed management's experience and business plan. In evaluating JSJ, High Speed placed a primary emphasis on JSJ's status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, and JSJ's potential to facilitate High Speed becoming a reporting company under the Securities Exchange Act.

                  The 50,000 shares issued by the Company in this transaction are considered a nominal issuance to effect the acquisition. All share and per share data have been restated to reflect the issuance of these shares.

         (2) In June of 2000, we issued 7,500 shares of our common stock to Mr. Gregory Gush in association with Mr. Gush's acceptance of our offer of employment as an Executive Vice President at High Speed. The value of this transaction was based on the traded value of our common stock, which produced a valuation of $51,094, and for financial purposes was treated as compensation expense.

         (3) In June 2000, we issued 175,000 shares to Mr. William R. Dunavant pursuant to a settlement agreement with Mr. Dunavant, which resolved a litigation suit filed in Florida. The settlement agreement provided, among other things, that we register 350,000 shares of common stock owned by Mr. Dunavant with the Securities and Exchange Commission. Under the settlement agreement, we issued 175,000 new shares of our common stock to Mr. Dunavant on the execution date of the settlement agreement. In addition, the settlement calls for the payment of $12,750 per month and 25,000 shares of common stock per month until the registration of all shares are effective. As of July 10, 2000, we have issued 200,000 shares of our common stock to Mr. Dunavant under the settlement agreement.

                  If our registration statement for Mr. Dunavant, which is being implemented by a Form S-1, is not effective on or before January 1, 2001, from that date forward and until we have delivered an effective registration statement, we pay Mr. Dunavant $12,750 and issue 50,000 shares of common stock each month. We must also register all shares delivered under these monthly allotments. Finally, we must also issue and register an allotment of shares of our common stock, which is determined by a calculation that depends on the date upon which the registration statement becomes effective and the difference between the price of our common stock as traded on the OTCBB and $23.00 per share.

                  This registration statement assumes that we will have to issue approximately 650,000 additional shares to Mr. Dunavant on or before the date this registration statement goes effective according to the terms of our settlement agreement with Mr. Dunavant. This estimate assumes that it will take approximately four months for this registration statement to become effective and that the price of our common stock will be at a particular price per share at that time that is significantly below the $23.00 threshold value specified by the calculation in the settlement agreement with Mr. Dunavant.

         (4) Effective July 10, 2000 we acquired a marketing and advertising company, Douglas May & Co., Inc., a Texas corporation, for approximately $1,376,000 in fair market value consideration granted in the form of new issuances of our common stock. We plan to hold and operate Douglas May & Co. as a wholly-owned subsidiary. The sole shareholder of Douglas May & Co. has joined us as an employee with the position of Executive Vice President and Chief Creative Officer. Prior to the acquisition, Mr. May was not a stockholder in High Speed and had no relations with us. Under the terms of the acquisition, we issued three allotments of our common stock to Mr. Douglas May based on a negotiated partition of the $1,376,000 valuation assigned to Douglas May & Co. during our negotiations. The three allotments comprise and guarantee Mr. May approximately $1,376,000 in consideration for his conveyance to us of all of the outstanding capital stock of Douglas May & Co. The common stock we issued was assigned a value based on its OTCBB trading price around the date of the closing of the transaction by compiling the ten-day average of the closing price. The terms of each allotment of common stock vary based on the partitioning of the $1,376,000. The first allotment corresponded to $500,000 of value and we issued 50,000 shares of our common stock coupled with a guarantee that if the OTCBB trading price of our common stock one year from the close of the transaction is less than $10.00 per share then we will issue additional shares of our common stock to make up the difference in value. The second allotment corresponded to $576,000 of value and we issued 87,498 shares of our common stock coupled with contractual obligations that
                  (i) we would register these shares in a registration and (ii) if the registration is not effective by January 1, 2001 then Mr. May has the right to cause us to repurchase these shares from him by making six cash installment payments to Mr. May. The third allotment corresponded to $300,000 of value and we issued 45,572 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by the date 90 days after the closing date then Mr. May has the right to cause us to repurchase these shares from him by releasing the funds the acquisition agreement places into an escrow account, the funds being from certain accounts receivable of Douglas May & Co., anticipated to be collected in the amount of $300,000 during the next several months.

                  The value of this transaction as recorded for financial purposes was based on the traded value of our common stock, which produced a valuation of $1,376,000.

         (5) In July 2000, we sold 216,671 shares of Rule 144 restricted common stock and issued warrants to purchase an additional 433,342 shares of common stock to an investor for an aggregate consideration of $1.0 million. The Company committed to register the 216,671 shares before December 31, 2000. The warrants have an exercise price of $4.625 per share, a term of five years and cannot be exercised before January 31, 2001. Also in connection with this transaction, the Company issued 10,884 shares of its unregistered common stock as a placement fee and committed to also register these shares before December 31, 2000.

The sales and issuances of securities in the above transactions were made in reliance on the exemptions from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) thereof, and/or Regulation D and/or Rule 701 thereunder.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Furnish the exhibits required by Item 601 of Regulation S-K.

         (1) On May 8, 2000, we filed a report on Form 8-K reporting the merger of J S J Capital Corp. with and into High Speed Net Solutions, Inc. We included with this report on Form 8-K audited financial statements since inception for the time period of January 2, 1998 through December 31, 1999, and unaudited, proforma financial statements for the year ended December 31, 1999.

         (2) On July 25, 2000, we filed a report on Form 8-K reporting the acquisition of Douglas May & Co., Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       High Speed Net Solutions, Inc.



                                       By: /s/ Andrew L. Fox
                                           -------------------------------------
Date:  August 14, 2000                     Andrew L. Fox
      ----------------------               President and Chief Executive Officer

                                       By: /s/ Robert S. Lowrey
                                           -------------------------------------
Date:  August 14, 2000                     Robert S. Lowrey
      ----------------------               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number  Exhibit Description
--------------  -------------------

     2.01* Agreement and Plan of Merger between High Speed Net Solutions, Inc. and J S J Capital Corp., dated as of April 19, 2000

     2.02* Certificate of Merger between High Speed Net Solutions, Inc. and J S J Capital Corp., dated April 21, 2000

    10.06**     Amendment to Equity Compensation Plan, effective May 1, 2000

    10.12**     Stock Option Award Agreement with Robert S. Lowrey, dated
                June 1, 2000

    10.23** Amended and Restated Settlement Agreement by and among William R. Dunavant, High Speed Net Solutions, Inc. and Michael Cimino

   10.40*** Share Acquisition Agreement between High Speed Net Solutions, Inc. and Douglas May (excluding schedules, which will be supplied to the Commission upon request), effective July 10, 2000

   10.41*** Employment Agreement between High Speed Net Solutions, Inc. and Douglas May, effective July 10, 2000

   10.42*** Form of License Agreement among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May, effective July 10, 2000

   10.43*** Form of Escrow Agreement among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May, effective July 10, 2000

     10.50 Form of Subscription Agreement between High Speed Net Solutions, Inc. and AAA Trust and van Ernst Jakobs, dated July 27, 2000

     10.51      Form of Selling Shareholder Agreement, dated July 27, 2000

     10.52 Form of Warrant to Purchase Shares of Common Stock between High Speed Net Solutions, Inc. and AAA Trust and van Ernst Jakobs, dated July 27, 2000

      27        Financial Data Schedule

* Included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on May 8, 2000.

** Included as an Exhibit to Form S-1 filed with the Securities and Exchange Commission on July 19, 2000.

*** Included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on July 25, 2000.