Form 10-Q/A
period 2000-06-30
HIGH SPEED NET SOLUTIONS INC
filed 2000-10-19
CIK 1104332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A


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

                                  FORM 10-Q/A

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                                      JUNE 30         DECEMBER 31
                                                                                        2000              1999
                                                                                    -----------       -----------
                                                                                     (Restated)       (Restated)
                                                                                    (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $    380,475       $    248,740
   Other current assets                                                                   66,001                 --
                                                                                    -------------------------------
Total current assets                                                                     446,476            248,740

Equipment and furniture, net                                                              74,436              3,720
Investment in common stock of related party                                            1,894,127          1,894,127
Prepaid royalties, net                                                                 4,398,129          4,528,125
                                                                                    -------------------------------
Total assets                                                                        $  6,813,168       $  6,674,712
                                                                                    ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables to related parties                                                         $    489,593       $    589,815
Accounts payable and accrued expenses                                                    618,642             99,876
Loss contingency accrual                                                               8,860,374            800,000
                                                                                    -------------------------------
Total current liabilities                                                              9,968,609          1,489,691

Stockholders' equity (deficit):
   Preferred stock, $.001 par value; authorized 5,000,000 shares, 2,000 shares issued and outstanding (liquidation preference of
     $1,000 per share)                                                                 2,000,000                 --
   Common stock, $.001 par value, authorized 50,000,000 shares;
     21,294,649 shares issued and outstanding at June 30, 2000 and 21,112,149
     shares issued and outstanding at December 31, 1999                                   21,295             21,112
   Additional paid-in capital                                                         18,563,104         17,272,770
   Deficit accumulated during the development stage                                  (23,512,221)       (11,881,242)
   Treasury stock, at cost (38,500 shares)                                              (227,619)          (227,619)
                                                                                    -------------------------------
Total stockholders' equity (deficit)                                                  (3,155,441)         5,185,021
                                                                                    -------------------------------
Total liabilities and stockholders' equity (deficit)                                $  6,813,168       $  6,674,712
                                                                                    ===============================


See accompanying notes.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)


                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                     JUNE 30          JUNE 30
                                                      2000             1999
                                                  -----------------------------
                                                   (Restated)       (Restated)

Selling, general and administrative expenses      $  1,481,270     $  1,932,795
Loss contingency                                     8,982,500               --
Interest expense (income), net                          (9,360)              --
                                                  -----------------------------
Net loss                                          $(10,454,410)    $ (1,932,795)
                                                  =============================

Net loss applicable to common shareholders:
    Net loss                                      $(10,454,410)    $ (1,932,795)
    Preferred stock dividends                          (40,000)              --
                                                  -----------------------------
Net loss applicable to common shareholders        $(10,494,410)    $ (1,932,795)
                                                  =============================

Loss per share (basic and diluted)                $      (0.50)    $      (0.11)
                                                  =============================

Weighted average shares outstanding                 21,159,045       17,346,757
                                                 ============      ============



See accompanying notes.

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                     PERIOD FROM
                                                                SIX MONTHS        SIX MONTHS       JANUARY 2, 1998
                                                                  ENDED             ENDED          (INCEPTION) TO
                                                                 JUNE 30           JUNE 30            JUNE 30
                                                                  2000              1999                2000
                                                              ----------------------------------------------------
                                                                (Restated)        (Restated)         (Restated)
Selling, general and administrative expenses                  $  2,132,823       $  4,058,232       $  9,223,446
Loss contingency                                                 9,166,875                 --          9,966,875
Interest expense (income), net                                     (16,952)                --          2,638,812
                                                              ----------------------------------------------------
Loss from continuing operations                               $(11,282,746)      $ (4,058,232)      $(21,829,133)
Loss from discontinued operations                                       --                 --         (1,334,855)
                                                              ----------------------------------------------------
Net loss                                                      $(11,282,746)      $ (4,058,232)      $(23,163,988)
                                                              ====================================================

Net loss applicable to common shareholders:
    Net loss                                                  $(11,282,746)      $ (4,058,232)      $(23,163,988)
    Beneficial conversion feature of preferred stock              (294,900)                --           (294,900)
    Preferred stock dividends                                      (53,333)                --            (53,333)
                                                              ----------------------------------------------------
Net loss applicable to common shareholders                    $(11,630,979)      $ (4,058,232)      $(23,512,221)
                                                              ====================================================

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing
    operations                                                $      (0.55)      $      (0.24)      $      (1.36)

Loss applicable to common shareholders from discontinued
    operations                                                          --                 --       $      (0.08)
                                                              ----------------------------------------------------
Net loss                                                      $      (0.55)      $      (0.24)      $      (1.44)
                                                              ====================================================

Weighted average shares outstanding                             21,135,597         17,011,596         16,372,995
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

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)

                                      DATE OF      PREFERRED     PREFERRED       PREFERRED       COMMON        COMMON
                                    TRANSACTION      STOCK         STOCK        STOCK SUB.       STOCK         STOCK
                                                    SHARES        AMOUNT            REC.         SHARES        AMOUNT


                                    ---------------------------------------------------------------------------------
Balance December 31, 1999 (Restated)                   --               --              --      21,112,149    $21,112
Issuance of preferred stock at
   $1,000 per share                    Feb-00       2,000       $2,000,000              --              --         --
Preferred stock subscription           Feb-00          --               --       $(250,000)             --         --
Preferred stock issuance costs         Feb-00          --               --              --              --         --
Beneficial conversion feature
   related to preferred stock          Feb-00          --               --              --              --         --
Preferred stock dividend               Mar-00          --               --              --              --         --
Preferred stock issuance costs         Apr-00          --               --              --              --         --
Preferred stock subscription
   collection                          Jun-00          --               --         250,000              --         --
Preferred stock dividend               Jun-00          --               --              --              --         --
Issuance of common stock for
   services                            Jun-00          --               --              --           7,500          8
Issuance of common stock in
   partial settlement of loss
   contingency                         Jun-00          --               --              --         175,000        175
Net Loss                                               --               --              --              --         --
                                                  -------------------------------------------------------------------
Balance June 30, 2000 (Restated)
   (Unaudited)                                      2,000       $2,000,000              --      21,294,649    $21,295
                                                  ===================================================================


See accompanying notes.


                                       ADDITIONAL        DEFICIT        TREASURY       TOTAL
                                        PAID-IN        ACCUMULATED        STOCK      STOCKHOLDERS'
                                        CAPITAL        DURING THE                       EQUITY
                                                       DEVELOPMENT                    (DEFICIT)
                                                         STAGE
                                    --------------------------------------------------------------
Balance December 31, 1999             $17,272,770     $(11,881,242)    $(227,619)   $  5,185,021
Issuance of preferred stock at
   $1,000 per share                            --               --            --       2,000,000
Preferred stock subscription                   --               --            --        (250,000)
Preferred stock issuance costs           (107,798)              --            --        (107,798)
Beneficial conversion feature
   related to preferred stock             294,900         (294,900)           --              --
Preferred stock dividend                       --          (13,333)           --         (13,333)
Preferred stock issuance costs            (41,250)              --            --         (41,250)
Preferred stock subscription
   collection                                  --               --            --         250,000
Preferred stock dividend                       --          (40,000)           --         (40,000)
Issuance of common stock for
   services                                51,082               --            --          51,090
Issuance of common stock in
   partial settlement of loss
   contingency                          1,093,400               --            --       1,093,575
Net Loss                                       --      (11,282,746)           --     (11,282,746)
                                    --------------------------------------------------------------
Balance June 30, 2000 (Restated)
   (Unaudited)                        $18,563,104     $(23,512,221)    $(227,619)   $ (3,155,441)
                                    ==============================================================

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                            PERIOD FROM
                                                                        SIX MONTHS        SIX MONTHS      JANUARY 2, 1998
                                                                          ENDED             ENDED         (INCEPTION) TO
                                                                         JUNE 30           JUNE 30           JUNE 30
                                                                           2000              1999              2000
                                                                      ---------------------------------------------------
                                                                        (Restated)         (Restated)         (Restated)
OPERATING ACTIVITIES
Loss from continuing operations                                       $(11,282,746)      $(4,058,232)      $(21,829,133)
Adjustments to reconcile net loss to net cash used in operating activities:
     Loss on disposal of equipment and abandonment of licensing
       rights                                                                   --                --            105,748
     Non cash compensation and consulting charges relating to
       stock awards and stock subscriptions                                 51,090         3,640,000          5,749,128
     Depreciation and amortization                                         133,730            13,026            155,962
     Common stock issued for services                                           --                --            116,064
     Interest expense relating to beneficial conversion feature
       of convertible debt                                                      --                --          2,655,749
     Changes in operating assets and liabilities:
       Prepaid royalties                                                        --           (60,000)           (60,000)
       Accounts receivable and other current assets                        (66,001)            7,559            (66,001)
       Accounts payable and accrued expenses                               465,257           175,728            465,257
       Loss contingency                                                  9,154,125                --          9,954,125
                                                                      -------------------------------------------------
Net cash used in operating activities from continuing operations        (1,544,545)         (281,919)        (2,753,101)

Net cash used in discontinued operations                                        --                --         (1,334,855)
                                                                      -------------------------------------------------
Total net cash used in operating activities                             (1,544,545)         (281,919)        (4,087,956)

INVESTING ACTIVITIES
Capital expenditures                                                       (74,450)               --           (128,650)
Cash investment in related party                                                --          (102,000)          (102,000)
                                                                      -------------------------------------------------
Net cash used in investing activities                                      (74,450)         (102,000)          (230,650)

FINANCING ACTIVITIES
Net proceeds from sale of preferred stock                                1,850,952                --          1,850,952
Proceeds from sale of common stock                                              --           242,062            559,062
Shareholder capital contributions                                               --                --          1,091,648
Advances from stockholders                                                      --                --            876,230
Increase (decrease) in amounts due related parties                        (100,222)          150,000             (9,832)
Proceeds from issuance of convertible debentures                                --                --            558,640
Purchase of treasury stock                                                      --                --           (227,619)
                                                                      -------------------------------------------------
Net cash provided by financing activities                                1,750,730           392,062          4,699,081
                                                                      -------------------------------------------------

Net increase in cash and cash equivalents                                  131,735             8,143            380,475
Cash and cash equivalents at beginning of period                           248,740            18,609                 --
                                                                      =================================================
Cash and cash equivalents at end of period                            $    380,475       $    26,752       $    380,475
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


MWI was incorporated in January 1998 and its planned principal operations were to lease computer systems to businesses and to distribute Internet oriented products and perform related services. During 1998, MWI was not able to execute its planned activities, other than the sale of pilot products and services, and consequently ceased all operating activities in December 1998. MWI was subsequently legally dissolved in September 1999. Accordingly, the operating results of MWI have been presented as discontinued operations during 1998. These amounts have been presented in the Statement of Operations for the period from January 2, 1998 (inception) to June 30, 2000. Revenues of MWI during 1998 were approximately $1,335,300 and the loss totaled $1,334,855. As of December 31, 1998, the Company had completed its disposal of the discontinued operations of MWI. There were no remaining assets or liabilities related to MWI at December 31, 1998. Since the Company has not yet completed its planned principal operations and since MWI also never commenced its planned principal operations, the accompanying financial statements are presented as those of a development stage company.


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


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six- month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


The accompanying financial statements have been restated to reflect the write-off of previously capitalized licensing rights at December 31, 1998 as part of discontinued operations for that year and to remove the related amortization expense previously associated with those capitalized licensing rights from the statements of operations for the three and six month periods ended June 30, 2000. The effect of these changes was to reduce assets at June 30, 2000 and December 31, 1999 by $35,106 and $43,060, respectively and to reduce selling, general and administrative expenses by $3,977 for the three months ended 2000 and $7,954 for the six months ended 2000.



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

PREPAID ROYALTIES


Prepaid royalties represent prepayments made to Summus Ltd., ("Summus"), a related party, under various licensing agreements. Of the total balance, $1,000,000 has been characterized as a one-time, up-front license fee. This amount is being amortized on a straight-line basis over the six-year term of the License Agreement. Furthermore, $180,000 of the total balance has been characterized as an annual software maintenance fee. This amount is being amortized on a straight-line basis over the twelve-month term. The remaining balance represents prepaid royalties, which, as future revenues from services subject to the provisions of these agreements are earned, will be charged to royalty expense over the terms of the various agreements. Summus is currently in need of additional financial resources. Should Summus not be able to raise sufficient funding and consequently not be able to deliver technology to HSNS, an impairment to these prepaid amounts would need to be recognized.

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

                         High Speed Net Solutions, Inc.
                          (A Development Stage Company)
                    Notes to Financial Statements (continued)

7. SUBSEQUENT EVENTS


Effective July 10, 2000, we acquired a marketing and advertising company, Douglas May & Co., Inc., a Texas corporation, for approximately $1,376,000 in fair market value consideration granted in the form of new issuances of our common stock. We plan to hold and operate Douglas May & Co. as a wholly-owned subsidiary. The sole shareholder of Douglas May & Co. has joined us as an employee with the position of Executive Vice President and Chief Creative Officer. Prior to the acquisition, Mr. May was not a stockholder in High Speed and had no relations with us. Under the terms of the acquisition, we issued three allotments of our common stock to Mr. Douglas May based on a negotiated partition of the $1,376,000 valuation assigned to Douglas May & Co. during our negotiations. The three allotments comprise and guarantee Mr. May approximately $1,376,000 in consideration for his conveyance to us of all of the outstanding capital stock of Douglas May & Co. Except for the 50,000 shares of common stock issued with a guaranteed value of $10.00 per share, the common stock we issued was assigned a value based on its OTCBB trading price on the date of the closing of the transaction. The terms of each allotment of common stock vary based on the partitioning of the $1,376,000. The first allotment corresponded to $500,000 of value and we issued 50,000 shares of our common stock coupled with a guarantee that if the OTCBB trading price of our common stock one year from the close of the transaction is less than $10.00 per share then we will issue additional shares of our common stock to make up the difference in value. The issuance of the 50,000 shares will be recorded at the guaranteed amount of $10.00 per share on the date of issuance, July 20, 2000. Payment or issuance of any additional shares will not change the cost of the acquisition of Douglas May & Co. The second allotment corresponded to $576,000 of value and we issued 87,498 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by January 1, 2001 then Mr. May has the right to cause us to repurchase these shares from him by making six cash installment payments totalling $576,000 to Mr. May. The third allotment corresponded to $300,000 of value and we issued 45,572 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by the date 90 days after the closing date then Mr. May has the right to cause us to repurchase these shares from him by releasing the funds the acquisition agreement places into an escrow account, the funds being from certain accounts receivable of Douglas May & Co., anticipated to be collected in the amount of $300,000 during the next several months. Until the time this contingency is settled, these shares will be treated as outstanding for loss per share purposes in accordance with the guidance set forth in SFAS No. 128. All shares issued that are subject to repurchase by the Company will be presented on the Company's balance sheet as redeemable stock outside of stockholder's equity.


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


Effective July 10, 2000 we acquired a marketing and advertising company, Douglas May & Co., Inc., a Texas corporation for approximately $1,376,000 in fair market value consideration granted in the form of new issuances of our common stock. We plan to hold and operate Douglas May & Co. as a wholly-owned subsidiary. The sole shareholder of Douglas May & Co. has joined us as an employee with the position of Executive Vice President and Chief Creative Officer. Prior to the acquisition, Mr. May was not a stockholder in High Speed and had no relations with us. Under the terms of the acquisition, we issued three allotments of our common stock to Mr. Douglas May based on a negotiated partition of the $1,376,000 valuation assigned to Douglas May & Co. during our negotiations. The three allotments comprise and guarantee Mr. May approximately $1,376,000 in consideration for his conveyance to us of all of the outstanding capital stock of Douglas May & Co. Except for the 50,000 shares of common stock issued with a guaranteed value of $10.00 per share, the common stock we issued was assigned a value based on its OTCBB trading price on the date of the closing of the transaction. The terms of each allotment of common stock vary based on the partitioning of the $1,376,000. The first allotment corresponded to $500,000 of value and we issued 50,000 shares of our common stock coupled with a guarantee that if the OTCBB trading price of our common stock one year from the close of the transaction is less than $10.00 per share then we will issue additional shares of our common stock to make up the difference in value. The second allotment corresponded to $576,000 of value and we issued 87,498 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by January 1, 2001 then Mr. May has the right to cause us to repurchase these shares from him by making six cash installment payments to

Mr. May. The third allotment corresponded to $300,000 of value and we issued 45,572 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by the date 90 days after the closing date then Mr. May has the right to cause us to repurchase these shares from him by releasing the funds the acquisition agreement places into an escrow account, the funds being from certain accounts receivable of Douglas May & Co., anticipated to be collected in the amount of $300,000 during the next several months.

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

NET LOSS


Our net loss during the three months ended June 30, 2000 was $10,454,410, or $0.50 per share. The net loss was primarily attributable to the loss contingency expense of $8,982,500 resulting from the Dunavant settlement and general and administrative expenses.


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

GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses were $1,481,270 for the three months ended June 30, 2000. This amount includes approximately $704,000 of legal and professional services, $400,000 of which was related to the merger with JSJ. The remaining legal and professional fees primarily relate to SEC reporting matters and other general legal and accounting activities. We expect professional services fees will continue to be high for the third quarter of 2000 as we incur costs related to SEC disclosure matters, financial reporting and other related activities. The remaining balance of the general and administrative expenses relates to salaries and other operating costs.


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

NET LOSS


Our net loss during the six months ended June 30, 2000 was $11,282,746 or $0.55 per share. The net loss was primarily related to the loss contingency expense relating to the Dunavant lawsuit and settlement and general and administrative expenses.


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

GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses were $2,132,823 for the six months ended June 30, 2000. This amount includes $868,938 of legal and accounting services, of which $400,000 relates to the merger with JSJ and the remainder is attributable to professional fees associated with SEC reporting matters and other general corporate activity. The remaining balance of general and administrative expense relates to salaries and other operating costs.

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

NET LOSS


Our net loss from continuing operations from our inception on January 2, 1998 through June 30, 2000 was $21,829,133. This loss was primarily attributable to general and administrative expenses, the loss contingency accrual related to the Dunavant settlement, and non-cash interest expense.

The net loss from discontinued operations of $1,334,855 reflects the operating results of MWI for 1998. MWI ceased all operating activity by the end of 1998. During 1998, MWI earned revenues of $1,335,300 and generated a loss from operations of $1,334,855. MWI incurred no operating costs subsequent to December 31, 1998.


GENERAL AND ADMINISTRATIVE EXPENSES


General and administrative expenses were $9,223,446 for the period from January 2, 1998 to June 30, 2000. Of this amount, $5,698,038 relates to non-cash compensation and consulting costs related to the granting of stock options and stock awards to employees and stockholders for services rendered and the execution of stock subscription agreements with per share selling prices set below the traded value of the common stock. The stock options and stock awards vested upon issuance and had nominal or no exercise prices. The remaining balance of the general and administrative expenses incurred during this period of approximately $3,600,000 related to salary and other operating expenses.


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


Net cash used in operating activities from continuing operations from January 2, 1998 through June 30, 2000 was $2,753,101 reflects cash paid for salaries and our other operating expenses plus $60,000 paid to Summus as a prepaid royalty. Net cash used in discontinued operations of $1,334,855 represents the net cash used to operate MWI during 1998.


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


We do not use any derivative financial instruments for hedging, speculative or trading purposes. We do not own any equity investments other than the shares of Summus. Because Summus is a private company and is not traded on any public market. Our investment in Summus is subject to changes in market conditions since the value of a private company can be subject to market risk despite not being publicly traded.

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

         (4) Effective July 10, 2000 we acquired a marketing and advertising company, Douglas May & Co., Inc., a Texas corporation, for approximately $1,376,000 in fair market value consideration granted in the form of new issuances of our common stock. We plan to hold and operate Douglas May & Co. as a wholly-owned subsidiary. The sole shareholder of Douglas May & Co. has joined us as an employee with the position of Executive Vice President and Chief Creative Officer. Prior to the acquisition, Mr. May was not a stockholder in High Speed and had no relations with us. Under the terms of the acquisition, we issued three allotments of our common stock to Mr. Douglas May based on a negotiated partition of the $1,376,000 valuation assigned to Douglas May & Co. during our negotiations. The three allotments comprise and guarantee Mr. May approximately $1,376,000 in consideration for his conveyance to us of all of the outstanding capital stock of Douglas May & Co. Except for the 50,000 shares of common stock we issued with a guaranteed value of $10.00 per share, the common stock we issued was assigned a value based on its OTCBB trading price on the date of the closing of the transaction. The terms of each allotment of common stock vary based on the partitioning of the $1,376,000. The first allotment corresponded to $500,000 of value and we issued 50,000 shares of our common stock coupled with a guarantee that if the OTCBB trading price of our common stock one year from the close of the transaction is less than $10.00 per share then we will issue additional shares of our common stock to make up the difference in value. The second allotment corresponded to $576,000 of value and we issued 87,498 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by January 1, 2001 then Mr. May has the right to cause us to repurchase these shares from him by making six cash installment payments to Mr. May. The third allotment corresponded to $300,000 of value and we issued 45,572 shares of our common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by the date 90 days after the closing date then Mr. May has the right to cause us to repurchase these shares from him by releasing the funds the acquisition agreement places into an escrow account, the funds being from certain accounts receivable of Douglas May & Co., anticipated to be collected in the amount of $300,000 during the next several months. All shares issued that are subject to repurchase by the Company will be presented on the Company's balance sheet as redeemable preferred stock outside of stockholders' equity.

                  The value of this transaction as recorded for financial purposes was based on the traded value of our common stock, except for the 50,000 shares issued with a guaranteed value of $10.00 per share which were valued at $500,000. The recorded valuation was $1,376,000.


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

         See Exhibit Index on page 49.

(b)      Reports on Form 8-K.

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

                                       High Speed Net Solutions, Inc.



                                       By: /s/ Andrew L. Fox
                                           -------------------------------------
Date:  October 16, 2000                    Andrew L. Fox
      ----------------------               President and Chief Executive Officer

                                       By: /s/ Robert S. Lowrey
                                           -------------------------------------
Date:  October 16, 2000                    Robert S. Lowrey
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

   10.42*** Form of License Agreement among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May, effective July 10, 2000

   10.43*** Form of Escrow Agreement among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May, effective July 10, 2000

  10.50****     Form of Subscription Agreement between High Speed Net Solutions,
                Inc. and AAA Trust and van Ernst Jakobs, dated July 27, 2000

  10.51****     Form of Selling Shareholder Agreement, dated July 27, 2000

  10.52****     Form of Warrant to Purchase Shares of Common Stock between High
                Speed Net Solutions, Inc. and AAA Trust and van Ernst Jakobs, dated July 27, 2000

     27****     Financial Data Schedule


* Included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on May 8, 2000.

** Included as an Exhibit to Form S-1 filed with the Securities and Exchange Commission on July 19, 2000.

*** Included as an Exhibit to Form 8-K filed with the Securities and Exchange Commission on July 25, 2000.


**** Included as an Exhibit to the initial filing of the High Speed Net Solutions, Inc. Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.