Form 10-Q
period 2000-09-30
HIGH SPEED NET SOLUTIONS INC
filed 2000-11-14
CIK 1104332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-29625

                         HIGH SPEED NET SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


            Florida                                              65-0185306
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

Two Hannover Square, Suite 2120, 434 Fayetteville Street Mall, Raleigh, NC         27601
--------------------------------------------------------------------------      ----------
            (Address of Principal Executive Offices)                            (Zip Code)

                                 (919) 645-2610
              (Registrant's Telephone Number, including Area Code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

         The number of shares outstanding of the registrant's common stock, par value $0.001 per share, as of November 10, 2000 were 23,685,231.

                         HIGH SPEED NET SOLUTIONS, INC.
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                    PAGE NO.
                                                                                    --------
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

            Balance Sheets as of December 31, 1999 and September 30, 2000
            (Unaudited)                                                                3

            Statements of Operations for the three months ended September 30,
            1999 and 2000 (Unaudited)                                                  4

            Statements of Operations for the nine months ended September 30,
            1999 and 2000 (Unaudited)                                                  5

            Statements of Cash Flows for the nine months ended September 30,
            1999 and 2000 (Unaudited)                                                  6

            Notes to Consolidated Financial Statements (Unaudited)                     8

Item 2.     Management's Discussion and Analysis of Financial Condition and           15
            Results of Operations

Item 3.     Quantitative And Qualitative Disclosures About Market Risk                41


PART II.    OTHER INFORMATION

Item 2.     Changes in Securities                                                     42

Item 6.     Exhibits and Reports on Form 8-K                                          43

Signatures                                                                            44

Index to Exhibits                                                                     45

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         High Speed Net Solutions, Inc.
                           Consolidated Balance Sheets

                                                                                      SEPTEMBER 30         DECEMBER 31
                                                                                          2000                 1999
                                                                                      ------------         ------------
ASSETS                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                          $    753,708         $    248,740
   Accounts receivable                                                                     287,244                   --
   Other current assets                                                                     80,596                   --
                                                                                      ------------         ------------
Total current assets                                                                     1,121,548              248,740

Equipment, software and furniture, net                                                     851,613                3,720
Investment in common stock of related party                                              1,894,127            1,894,127
Prepaid royalties, net                                                                   4,311,465            4,528,125
Other assets                                                                               100,000                   --
Note receivable from related party                                                         500,000                   --
Goodwill, net                                                                            1,116,312                   --
                                                                                      ------------         ------------
Total assets                                                                          $  9,895,065         $  6,674,712
                                                                                      ============         ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Payables to related parties                                                           $    489,593         $    589,815
Accounts payable and accrued expenses                                                    1,568,891               99,876
Loss contingency accrual                                                                 9,198,987              800,000
                                                                                      ------------         ------------
Total current liabilities                                                               11,257,471            1,489,691

Redeemable common stock (133,070 shares)                                                   876,000                   --

Stockholders' equity (deficit):
   Preferred stock, $.001 par value; authorized 5,000,000 shares, 2,000 shares issued and outstanding (liquidation preference of
     $1,000 per share)                                                                   2,000,000                   --
   Common stock, $.001 par value, authorized 50,000,000 shares;
     22,102,621 shares issued and outstanding at September 30, 2000 and
     21,112,149 shares issued and outstanding at December 31, 1999
                                                                                            22,103               21,112
   Additional paid-in capital                                                           22,543,309           17,272,770
   Accumulated deficit                                                                 (26,076,199)         (11,881,242)
   Common stock subscription receivable                                                   (500,000)                  --
   Treasury stock, at cost (38,500 shares)                                                (227,619)            (227,619)
                                                                                      ------------         ------------
Total stockholders' equity (deficit)                                                    (2,238,406)           5,185,021
                                                                                      ------------         ------------
Total liabilities and stockholders' equity (deficit)                                  $  9,895,065         $  6,674,712
                                                                                      ============         ============


See accompanying notes.

                         High Speed Net Solutions, Inc.
                Consolidated Statements of Operations (Unaudited)

                                                    THREE MONTHS         THREE MONTHS
                                                       ENDED                ENDED
                                                    SEPTEMBER 30         SEPTEMBER 30
                                                        2000                 1999
                                                    ------------         ------------
Revenue                                             $    441,709         $         --
Costs of revenue                                         402,925                   --
                                                    ------------         ------------
Gross Profit                                              38,784                   --

Selling, general and administrative expenses           1,746,568            2,467,822
Loss contingency                                         826,850                   --
Interest expense (income), net                           (10,656)           2,655,749
                                                    ------------         ------------
Net loss                                            ($ 2,523,978)        ($ 5,123,571)
                                                    ============         ============

Net loss applicable to common shareholders:
    Net loss                                        ($ 2,523,978)        ($ 5,123,571)
    Preferred stock dividends                            (40,000)                  --
                                                    ------------         ------------
Net loss applicable to common shareholders          ($ 2,563,978)        ($ 5,123,571)
                                                    ============         ============

Loss per share (basic and diluted)                  ($      0.12)        ($      0.26)
                                                    ============         ============

Weighted average shares outstanding                   21,956,007           19,970,353
                                                    ============         ============


    See accompanying notes.

                         High Speed Net Solutions, Inc.
                Consolidated Statements of Operations (Unaudited)


                                                            NINE MONTHS          NINE MONTHS
                                                               ENDED                ENDED
                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                2000                 1999
                                                            ------------         ------------
Revenue                                                     $    441,709         $         --
Costs of revenue                                                 402,925                   --
                                                            ------------         ------------
Gross profit                                                      38,784                   --

Selling, general and administrative expenses                   3,879,391            6,513,139
Loss contingency                                               9,993,725                   --
Interest expense (income), net                                   (27,608)           2,655,749
                                                            ------------         ------------
Net loss                                                    ($13,806,724)        ($ 9,168,888)
                                                            ============         ============

Net loss applicable to common shareholders:
    Net loss                                                ($13,806,724)        ($ 9,168,888)
    Beneficial conversion feature of preferred stock            (294,900)                  --
    Preferred stock dividends                                    (93,333)                  --
                                                            ------------         ------------
Net loss applicable to common shareholders                  ($14,194,957)        ($ 9,168,888)
                                                            ============         ============

Loss per share (basic and diluted):                         ($      0.66)        ($      0.51)
                                                            ============         ============


Weighted average shares outstanding                           21,411,063           18,001,474
                                                            ============         ============


See accompanying notes.

                         High Speed Net Solutions, Inc.
                      Statements of Cash Flows (Unaudited)


                                                                     NINE MONTHS          NINE MONTHS
                                                                        ENDED                ENDED
                                                                     SEPTEMBER 30         SEPTEMBER 30
                                                                         2000                 1999
                                                                     ------------         ------------
OPERATING ACTIVITIES
Net loss                                                             ($13,806,724)        ($ 9,168,888)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Non cash compensation and consulting charges relating to
       stock awards and stock subscriptions                                51,090            5,905,164
     Depreciation and amortization                                        249,252               19,593
     Common stock issued for services                                          --               92,564
     Interest expense relating to beneficial conversion
       feature of convertible debt                                             --            2,655,749
     Changes in operating assets and liabilities, net of
       acquisition:
       Prepaid royalties                                                       --              (60,000)
       Accounts receivable and other current assets                      (367,840)               7,559
       Increase in other assets                                          (100,000)                  --
       Accounts payable and accrued expenses                            1,469,015              154,670
       Loss contingency                                                 9,942,725                   --
                                                                     ------------         ------------
Net cash used in operating activities                                  (2,562,482)            (393,589)

INVESTING ACTIVITIES
Capital expenditures, net of acquisition                                 (683,280)              (3,152)
Cash investment in related party                                               --             (102,000)
                                                                     ------------         ------------
Net cash used in investing activities                                    (683,280)            (105,152)

FINANCING ACTIVITIES
Net proceeds from sale of preferred stock                               1,850,952                   --
Proceeds from sale of common stock                                      2,500,000              242,062
Increase in note receivable - related party                              (500,000)                  --
Advances from stockholders                                                     --              430,852
Increase (decrease) in amounts due related parties                       (100,222)             140,514
Proceeds from issuance of convertible debentures                               --              558,640
                                                                     ------------         ------------
Net cash provided by financing activities                               3,750,730            1,372,068
                                                                     ------------         ------------

Net increase in cash and cash equivalents                                 504,968              873,327
Cash and cash equivalents at beginning of period                          248,740               18,609
                                                                     ------------         ------------
Cash and cash equivalents at end of period                           $    753,708         $    891,936
                                                                     ============         ============

                         High Speed Net Solutions, Inc.
          Consolidated Statements of Cash Flows (Unaudited) (continued)


                                                                       NINE MONTHS         NINE MONTHS
                                                                          ENDED               ENDED
                                                                       SEPTEMBER 30        SEPTEMBER 30
                                                                           2000               1999
                                                                       ------------        ----------
Noncash investing and financing activities:
Common shares issued for investment in related party                             --        $1,792,127
                                                                       ============        ==========
Common stock issued in exchange for convertible debentures
                                                                                 --        $2,665,749
                                                                       ============        ==========
Common stock issued for prepaid royalties                                        --        $2,278,125
                                                                       ============        ==========
Prepaid royalties paid by shareholder on behalf of Company
                                                                                 --        $1,500,000
                                                                       ============        ==========
Debentures issued for shareholder advances on behalf of Company                  --        $2,097,109
                                                                       ============        ==========
Common stock issued in partial settlement of loss contingency          $  1,543,563                --
                                                                       ============        ==========
Accrual of preferred stock dividends                                   $     93,333                --
                                                                       ============        ==========
Common stock issued in connection with the acquisition of
   Douglas May & Co., Inc.                                             $    500,000                --
                                                                       ============        ==========
Redeemable common stock issued in connection with the
   acquisition of Douglas May & Co., Inc.                              $    876,000                --
                                                                       ============        ==========

See accompanying notes.

                         High Speed Net Solutions, Inc.
                          Notes to Financial Statements

1.       BUSINESS AND ORGANIZATION

High Speed Net Solutions, Inc. ("the Company" or "HSNS") was incorporated in 1984 and is headquartered in Raleigh, North Carolina. The Company was a development stage company during 1998, 1999 and for the first six months of 2000. HSNS ceased being a development stage company in the third quarter of 2000 through it acquisition of Douglas May & Co., Inc. ("DMC") on July 10, 2000.


HSNS is an Internet services company focused on creating and transmitting advertising and other video commercial content over the Internet. The Company specializes in handling "rich media", which is content containing one or more of the following types of data: audio, video, images, or animation. HSNS is offering two major categories of services, media creation and media distribution. The Company is currently providing media creation services to customers through its wholly owned and fully operational subsidiary, Douglas May & Co., Inc. These services include creative design assistance and commercial content development, including audio and video images and animation, as well as website design and construction. HSNS plans to provide rich media distribution, embedded inside e-mail services, as well as customer targeting and tracking services for applications such as permissive marketing, corporate communications and customer service.


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

PREPAID ROYALTIES

Prepaid royalties represent prepayments made to Summus Ltd., ("Summus"), a related party, under various licensing agreements. Of the total balance, $1,000,000 has been characterized as a one-time, up-front license fee. This amount is being amortized on a straight-line basis over the six-year term of the License Agreement. Furthermore, $180,000 of the total balance has been characterized as an annual software maintenance fee. This amount is being amortized on a straight-line basis over the twelve-month term. The remaining balance represents prepaid royalties, which, as future revenues from services subject to the provisions of these agreements are earned, will be charged to royalty expense over the terms of the various agreements. Summus is currently in need of additional financial resources. Should Summus not be able to raise sufficient funding and consequently not be able to complete its delivery of technology to HSNS, an impairment to these prepaid amounts would need to be recognized. Additionally, the Company must complete its testing of the capabilities and functionality of the products it receives from Summus. Based upon the results of these testing procedures, the Company may need to record an impairment charge related to these prepaid amounts.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of unrestricted cash accounts and highly liquid investments with an original maturity of three months or less when purchased.

STOCK BASED COMPENSATION

The Company accounts for stock based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. In accordance with APB 25, the Company has valued employee stock

                         High Speed Net Solutions, Inc.
                    Notes to Financial Statements (continued)

3.       SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

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

REVENUE RECOGNITION


Revenue from media creation services, which includes creative design assistance and commercial development is being recognized at the time the services are rendered and billed based upon the terms of individual contracts. On a prospective basis, the Company expects to generate revenue from the sale of services relating to the design and execution of e-mail marketing campaigns. Revenue from such services will be recognized when each e-mail campaign is completed and there are no significant remaining obligations, and collection of the fee is probable.


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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is required to be adopted for fiscal years beginning after June 15, 2000. The Company will adopt this statement in its first quarter of 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the operations or financial position of the Company.

                         High Speed Net Solutions, Inc.
                    Notes to Financial Statements (continued)

4.       BUSINESS COMBINATION

On July 10, 2000, the Company acquired all of the issued and outstanding capital stock of Douglas May & Co., Inc. ("DMC") by issuing 183,070 shares of common stock to its sole shareholder Douglas May, valued at $1,376,000 in a business combination accounted for as a purchase. Under the terms of the acquisition agreement, the 183,070 shares of stock were issued in three allotments. The first allotment corresponded to $500,000 of value and the Company issued 50,000 shares of common stock coupled with a guarantee that if the OTCBB trading price of the common stock one year from the close of the transaction is less than $10.00 per share then the Company will issue additional shares of common stock to make up the difference in value. The issuance of shares of the 50,000 shares has been recorded at the guaranteed amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares will not change the cost of the acquisition of DMC. The second allotment corresponded to $576,000 of value and the Company issued 87,498 shares of common stock coupled with contractual obligations that (i) the Company would publicly register these shares in a registration statement filed with the SEC and (ii) if the registration is not effective by January 1, 2001 then Mr. May has the right to cause the Company to repurchase these shares from him by making six cash installment payments totaling $576,000 to Mr. May. The third allotment corresponded to $300,000 of value and the Company issued 45,572 shares of common stock coupled with contractual obligations that (i) the Company would register these shares in a registration statement filed with the SEC and (ii) if the registration is not effective by the date 90 days after the closing date then Mr. May has the right to cause the Company to repurchase these shares from him by releasing the funds the acquisition agreement places into an escrow account, the funds being from certain accounts receivable of DMC, that have been collected in the amount of $300,000 subsequent to the acquisition date. Mr. May has not yet elected to have the Company repurchase these shares. Until the time these contingencies are settled, these shares will be treated as outstanding for loss per share purposes in accordance with the guidance set forth in SFAS No.
128. All shares issued that are subject to repurchase by the Company will be presented on the Company's balance sheet as redeemable stock outside of stockholder's equity.

The Company recorded goodwill in the amount of $1,174,437 and is amortizing this amount on a straight-line basis over five years.

5.       CONVERTIBLE DEBENTURES

During 1999, the Company issued convertible debentures to officers, stockholders, and third parties. These debentures were convertible at the date of issuance. Since the conversion price of the debentures was below the fair market value of the common stock, the Company recorded a $2,655,749 beneficial conversion feature as debt discount and additional paid-in-capital on the date the debentures were issued. The resulting interest expense was immediately recognized in 1999 because the debentures were convertible upon issuance.

                         High Speed Net Solutions, Inc.
                    Notes to Financial Statements (continued)

6.       COMMON STOCK

In July 2000, the Company issued 541,677 shares of its unregistered common stock and issued warrants to purchase an additional 1,083,353 shares of common stock for gross proceeds of $2,500,000. The Company also entered into a subscription agreement for the sale of 108,335 shares of unregistered common stock and issued warrants to purchase an additional 216,670 shares of common stock for gross proceeds of $500,000. The subscription receivable was collected in full in October 2000. The warrants have an exercise price of $4.625 per share, a term of five years, and cannot be exercised before January 31, 2001. Also, in connection with this transaction, the Company issued 32,500 shares of common stock as a placement fee.

7.       PREFERRED STOCK

On February 28, 2000, the Company issued 2,000 shares of its $.001 par value Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share. Proceeds, net of issuance costs of $149,048 were $1,850,952.

The Preferred Stock holders are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the "Liquidation Preference"). Dividends shall be cumulative from the date of issuance and shall be payable, when, as and if declared by the Board of Directors on June 30 and September 30 of each year commencing on September 30, 2000. As of September 30, 2000 cumulative dividends accrued were $93,333.

Each share of the Preferred Stock shall be convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by initial conversion price of $14.24. The conversion price is subject to adjustment as defined in the Company's articles of incorporation. Since the Preferred Stock was convertible at the date of issuance and since the conversion price was below the fair value of the common stock, the Company recorded a beneficial conversion feature in the amount of $294,900. The beneficial conversion feature has been added to the historical net loss for the nine month period ended September 30, 2000, for purposes of computing the net loss applicable to common shareholders.

8.       LOSS CONTINGENCY

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

                         High Speed Net Solutions, Inc.
                    Notes to Financial Statements (continued)

8.       LOSS CONTINGENCY (CONTINUED)

In June 2000, we entered into a settlement agreement with Dunavant to resolve the lawsuit. The settlement agreement provided, among other things, that we register 350,000 shares of common stock owned by Mr. Dunavant with the Securities and Exchange Commission. Under the settlement agreement, we issued 175,000 new shares of our common stock to Dunavant on the execution date of the settlement agreement. In addition, the settlement called for the payment of $12,750 per month and 25,000 shares of common stock per month until the registration of all shares are effective. If our registration statement was not effective on or before January 1, 2001, from that date forward and until we deliver an effective registration statement, we will pay Mr. Dunavant $12,750 and issue 50,000 shares of common stock to him each month. We also agreed to register all shares delivered under these monthly allotments. Finally, we agreed to issue and register an allotment of our common stock, which was to be determined by a calculation that depended on the date upon which the registration statement became effective and the difference between the price of our common stock as traded on the OTCBB and $23 per share.


Based on the terms of the settlement agreement, the Company has accrued $9,993,725 of expense during the nine months ended September 30, 2000, representing management's best estimate of the ultimate outcome of the settlement. Of this amount, $826,850 was accrued during the three months ended September 30, 2000. The most significant component of this accrual relates to the estimation of the value of additional shares we must issue and register based on the difference of the traded value of our common stock on the date the registration statement becomes effective and $23 per share. The accrual recorded as of September 30, 2000 was calculated using the closing traded price of our common stock on September 30, 2000 as the estimated closing price on the date the registration statement becomes effective. Prospectively, this accrual could increase or decrease at the end of each accounting period based on the closing price of our common stock through completion of this process.


On October 26, 2000, the Company entered into a Second Amended and Restated Settlement Agreement (the "New Agreement") with Dunavant. The terms of the New Agreement supercede the terms in the prior settlement agreement entered in June 2000, unless the acquisition of Summus, as described in Note 9, is not consummated within 120 days from October 26, 2000. If the acquisition of Summus does not occur within this time period, the New Agreement will become null and void and the rights and obligations of both parties will be governed by the initial settlement agreement. Under the terms of New Agreement, the Company issued 1,425,000 new shares of common stock to Dunavant on the execution date of the agreement, bringing the total number of shares owned by him to 2.0 million. In addition, the Company will issue 25,000 shares per month until the necessary funding to close the acquisition with Summus has been obtained. The Company will also pay $25,000 per month until at least 1.0 million shares held by Dunavant become freely tradable.

                         High Speed Net Solutions, Inc.
                    Notes to Financial Statements (continued)

8.       LOSS CONTINGENCY (CONTINUED)

Since the implementation of the New Agreement is dependent on contingent future events, the value of the loss contingency accrual as of September 30, 2000 was determined based the terms of the original settlement agreement. If the New Agreement was not contingent, the Company would have realized a reduction in the recorded amount of the loss contingency reserve of approximately $5.4 million at September 30, 2000. In the event the acquisition of Summus does occur within 120 days from October 26, 2000, management believes the Company will realize a similar reduction in the loss contingency reserve.

9.       SUBSEQUENT EVENT

On October 30, 2000, the Company entered into an asset purchase agreement with Summus, whereby the Company will issue 20,235,083 new shares of its common stock for all of Summus' assets, including Summus' technology and intellectual property rights. Summus currently owns 8,239,360 shares of High Speed common stock. These shares will be acquired by High Speed, along with the other assets of Summus, and subsequent to the closing of the asset purchase agreement, these shares will be retired by the Company. Upon the closing of this transaction and prior to the funding necessary to close the transaction, both High Speed and Summus will share equal ownership in the combined company, on a fully diluted basis.

The Company will assume certain liabilities of Summus, currently expected to be approximately $1.8 million. In addition to the shares to be issued to acquire the assets, the Company will issue stock options to the Summus option holders, to replace stock options in Summus that will be cancelled at closing. The Company will also issue warrants for 500,000 shares of High Speed Stock to Summus shareholders, other than the Company and Bjorn Jawerth. The closing of this transaction is contingent upon the raising of $7.5 million in additional equity capital by the Company within 60 days from October 30, 2000. The Boards of Directors of both companies have approved the asset purchase agreement.

In connection with the asset purchase agreement, the Company has agreed to provide interim financing to Summus prior to closing to sustain Summus operations. On August 31, 2000, the Company loaned to Summus $500,000. Under the terms of the loan agreement, Summus is required to provide security for repayment, in the form of High Speed common stock owned by Summus. This loan will be cancelled by High Speed at closing. As consideration for canceling this loan, High Speed will receive from Summus shares of High Speed owned by Summus in value equal to the principal value of the loan, plus accrued interest. Additionally, the Company has agreed to provide Summus $235,000 on October 30, 2000, and every two weeks thereafter, until the earlier of the closing date of the merger or sixty days after October 30, 2000. Management believes the funds necessary to make these commitments will be provided from private sales of its common stock. Each advance of interim financing to Summus, will be collateralized by High Speed common stock owned by Summus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements and accompanying notes, which appear elsewhere in this document. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this document, particularly under the heading "Factors Effecting Future Results."

OVERVIEW

High Speed was a development stage company during 1998, 1999, and for the first six months of 2000. The Company ceased being a development stage company in the third quarter of 2000 in connection with the acquisition of Douglas May & Co., Inc.

The Company anticipates that its Media Creation and Media Distribution Services will generate additional revenues from:

-        Hourly fees;

-        Fixed-rate pricing;

-        Flat fees; and

- Revenue-sharing agreements (with our customers and our third-party software and technology suppliers).

The Company has and will continue to recognize revenues from our Media Creation Services when the services are performed. We will recognize revenues for our Media Distribution Services when we initiate an e-mail campaign, when we deliver advertising or other programming containing "rich media," and when we report the results (such as "revenue" or "reach") of e-mail campaigns. The Company anticipates having revenue sharing agreements with resellers and it has two potential resellers.

You should consider our prospects in light of our limited operating history. The Company faces all the risks and uncertainties of early stage companies. Our future success depends upon, among other things, our ability to generate revenues from future customers. Specifically, the Company must:

- Generate sales of our Media Creation and Media Distribution services to e-commerce companies, companies with websites, and other entities interested in direct marketing activities using the Internet;

- Generate sales of our complementary service offerings such as content hosting, streaming media (immediately and steadily delivering media through the Internet) from the hosted storage location to the listener or viewer, voice-over-the-Internet services and call center services;

- Add personnel to and begin operating our sales and marketing programs in connection with our Rich Media Direct SM media distribution service: and

- Establish our ability to resell our services through third-party reseller channels.

SIGNIFICANT CONTRACTUAL RELATIONSHIPS

Since June 30, 2000, the Company has achieved the following key milestones that are important to its business and its ability to generate revenue.

The Company has entered into a contract with Learnkey for the delivery of media advertisements through Rich Media Direct 1.0 (TM) for Learnkey's e-commerce campaigns. To date, the Company has generated no revenue from this agreement.

The Company entered into an agreement with Continental Airlines, Inc., to run an internal corporate communications campaign to over 500 of its employees using Rich Media Direct 1.0 (TM). To date, the Company has generated $4,000 in revenue from this campaign.

The Company has licensed technology from All Video Network, Inc. which we believe will allow us to deliver effectively the Media Distribution services that we intend to provide. We have also licensed from E.piphany, Inc. e-mail campaign management and customer response tracking software, and the Company has engaged NexGenix, Inc., a professional systems integration firm, to customize E.piphany's software for us. The Company recently received additional computers and other hardware that it purchased from Hewlett-Packard, Inc. and the Company entered into an agreement with Inflow, Inc., a commercial hosting services company (or "server farm"), to store our content on their computers and deliver it to our clients' designated recipients.

SECURITIES ISSUANCES


         In July 2000, the Company issued 541,677 shares of its unregistered common stock and issued warrants to purchase an additional 1,083,353 shares of common stock for gross proceeds of $2,500,000. The Company also entered into a subscription agreement for the sale of 108,335 shares of unregistered common stock and issued warrants to purchase an additional 216,670 shares of common stock for gross proceeds of $500,000. The subscription receivable was collected in full in October 2000. The warrants have an exercise price of $4.625 per share, a term of five years, and cannot be exercised before January 31, 2001. Also, in connection with this transaction, the Company issued 32,500 shares of common stock as a placement fee.

ACQUISITION OF DOUGLAS MAY & CO., INC.

Effective July 10, 2000, the Company acquired a marketing and advertising company, Douglas May & Co., Inc., a Texas corporation ("DMC"), in exchange for shares of our common stock. The Company is holding and operating DMC as a wholly-owned subsidiary. Mr. Douglas May,

DMC's sole shareholder, joined the Company as an employee and is currently a Executive Vice President and Chief Creative Officer. Before this transaction, Mr. May was not a shareholder and had no relation with High Speed Net Solutions.

In exchange for his conveying to us of all of DMC's outstanding capital stock, High Speed issued a total of 183,070 shares of common stock to Mr. May in three installments as follows:

- The Company issued 50,000 shares of common stock, coupled with a guarantee that if the OTC Bulletin Board (R) trading price of our common stock on July 10, 2001 is less than $10.00 per share, the Company will issue additional shares of common stock to make up the difference in value. The guaranteed value of these shares is $500,000. Based upon the closing price of our shares as quoted by the OTC Bulleting Board (R), the market value of these shares was $318,750 on July 10, 2000.

- The Company issued 45,572 shares of common stock, coupled with contractual obligations requiring the Company to register these shares. Since the Company did not register these shares by September 10, 2000, we must, at Mr. May's election, repurchase these shares from him by releasing funds escrowed under our acquisition agreement. Based upon the closing price of our shares as quoted by the OTC Bulletin Board (R), the market value of these shares was $290,522 on July 10, 2000. As of the date of this document, Mr. May has not elected to have the Company repurchase his shares; and

- The Company issued 87,498 shares of common stock, coupled with contractual obligations requiring us to register these shares under the Securities Act of 1933. If the Company does not register these shares by January 1, 2001, the Company must, at Mr. May's election, repurchase these shares from him by making six equal installment payments to him in cash totaling $576,000. Based upon the closing price of our shares as quoted by the OTC Bulletin Board (R), the market value of these shares was $557,800 on July 10, 2000.

RECENT DEVELOPMENTS - ASSET PURCHASE AGREEMENT WITH SUMMUS, LTD.

On October 30, 2000, the Company entered into an asset purchase agreement with Summus, whereby the Company will issue 20,235,083 new shares of its common stock for all of Summus' assets, including Summus' technology and intellectual property rights. Summus currently owns 8,239,360 shares of High Speed common stock. These shares will be acquired by High Speed, along with the other assets of Summus, and subsequent to the closing of the asset purchase agreement, these shares will be retired by the Company. Upon the closing of this transaction and prior to the funding necessary to close the transaction, both High Speed and Summus will share equal ownership in the combined company, on a fully diluted basis. The Company will assume certain liabilities of Summus of approximately $1.8 million. In addition to the shares to be issued to acquire the assets, the Company will issue stock options to the Summus option holders, to replace stock options in Summus that will be cancelled at closing. The closing of this transaction is contingent upon the raising of $7.5 million by the Company, by December 29, 2000. The Boards of Directors of both companies have approved the asset purchase agreement.

In connection will this merger, the Company has agreed to provide interim financing to Summus. On August 31, 2000, the Company loaned to Summus $500,000. Under the terms of the loan agreement, Summus is required to provide security for repayment, in the form of High Speed common stock owned by Summus, This loan will be cancelled by High Speed at closing. As consideration for canceling this loan, High Speed will receive from Summus shares of High Speed owned by Summus in value equal to the principal value of the loan, plus accrued interest. Additionally the Company has agreed to provide Summus $235,000 on October 30, 2000 and every two weeks thereafter until the earlier of the closing date or three months after October 30, 2000. Management believes the funds necessary to make these commitments will be provided from private sales of its common stock. Each of these interim financings will be collateralized by High Speed common stock owned by Summus equal to 2.5 times the value of the amount interim financing.

OTHER SIGNIFICANT EVENTS


On October 24, 2000 the Company received notification from a hearing panel of the NASD Board of Governors that the Company's request for continued quotation of its common stock on the OTC Bulletin Board was denied. The Company's common stock is now quoted in the "Pink Sheets", a quotation services operated by the National Quotation Bureau, LLC, a paper quotation medium printed weekly and distributed to broker/dealers.


The hearing panel's decision, which followed the appearance of the Company's management at an oral hearing on October 19, 2000, noted that the Company had not yet cleared the comments issued by the staff of the Securities and Exchange Commission ("SEC") with respect to certain of the Company's SEC filings. The Company expects that upon obtaining clearance from the SEC with respect to these comments, it will take the necessary steps to resume quotation of its common stock on the OTC Bulletin Board.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE AND COSTS OF REVENUE

Revenue and costs of revenue for the three months ended September 30, 2000 represent revenue earned and costs of revenue incurred by the Company's wholly-owned subsidiary, Douglas May & Co., Inc. ("DMC"). High Speed acquired DMC on July 10, 2000. During the three months ended September 30, 1999, High Speed generated no revenues, as the Company had neither products to sell, nor the capacity to provide services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2000 were $1,746,568 compared to $2,467,822 for the three months ended September 30, 1999. Selling, general and administrative expenses for the three months ended September 30, 2000 includes $400,000 in legal and accounting fees associated with Securities and Exchange Commission reporting matters and other general corporate activities; $178,756 in depreciation and amortization of intangible assets, including goodwill resulting from the DMC acquisition and $194,500 associated with the operations of DMC. The remaining balance is attributable to salaries and other operating costs. Selling, general and administrative expenses for the three months ended September 30, 1999 included non-cash compensation and consulting costs of $2,265,164 related to the granting of stock options and stock awards to acquire 325,500 shares of common stock and the execution of stock subscription agreements to acquire 240,000 shares of common stock with per share selling prices below the traded value of the common stock. The stock options and stock awards vested upon issuance and had nominal exercise prices. The remaining balance is attributable to salaries and other operating costs.

LOSS CONTINGENCY

The loss contingency expense relates to the settlement agreement the Company entered into with Mr. Dunavant in June 2000. A more complete description of this settlement has been provided in Note 8 to the financial statements included in this document. Additionally, the Company has entered into a Second Amended and Restated Settlement with Mr. Dunavant on October 26, 2000. A more complete description of this agreement is also provided in Note 8 to the financial statements included in this document.

During the three months ended September 30, 2000, the Company recognized $826,850 of additional costs based on the terms of the initial settlement agreement. The amount of this additional cost was calculated using the closing price of our common stock on September 30, 2000 as the estimated closing price on the date the registration statement covering Mr. Dunavant's shares will become effective. Prospectively, this accrual will increase or decrease at the end of each accounting period through completion of this process based on the closing price of our common stock.

INTEREST EXPENSE (INCOME)

Interest Income for the three months ended September 30, 2000 represents interest earnings on cash balances in demand deposit accounts. During the three months ended September 30, 1999, the Company incurred non-cash interest expense of $2,655,749 relating to the issuance of convertible debentures that included common stock conversion prices, which were below the fair market value of the common stock on the date the debentures were issued. Since all of the convertible debentures were convertible into common stock upon issuance, the beneficial conversion feature of $2,655,749, which reflects the difference between the debentures' conversion prices and the fair market value of the traded common stock, has been recorded as non-cash interest expense.

NET LOSS

As a result of the factors discussed above, our net loss for the three months ended September 30, 2000 and 1999 was $2,523,978 and $5,123,571, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE AND COST OF REVENUE

Revenue and cost of revenue for the nine months ended September 30, 2000 represent revenue earned and costs of revenue incurred by DMC, the Company's wholly-owned subsidiary. High Speed acquired DMC on July 10, 2000. During the nine months ended September 30, 1999, High Speed generated no revenues as the company had neither products to sell, nor the capacity to provide services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2000 were $3,879,391 compared to $6,513,139 for the nine months ended September 30, 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 include $1,268,938 in legal and accounting services. Of this amount, $400,000 relates to our merger with JSJ Capital, and the remaining portion is attributable to professional fees associated with Securities and Exchange Commission reporting matters and other general corporate activity. Of the total amount $249,252 represents depreciation and amortization of intangible assets, including goodwill resulting from the DMC acquisition and $194,500 associated with the operations of DMC. The remaining balance is attributable to salaries and other operating costs. Selling, general and administrative expenses for the nine months ended September 30, 1999 included non-cash compensation and consulting costs of $5,905,164 related to the granting of stock options and stock awards to acquire 2,150,000 shares of common stock and the execution of stock subscription agreements to acquire 240,000 shares of common stock with per share selling prices below the traded value of the common stock. The stock options and stock awards vested upon issuance and had nominal exercise prices. The remaining balance is attributable to salaries and other operating costs

LOSS CONTINGENCY

The loss contingency expense relates to the settlement agreement the Company entered into with Mr. Dunavant in June 2000. A more complete description of this settlement has been provided in Note 8 to the financial statements included in this document.

During the nine months ended September 30, 2000, the Company recognized $9,993,725 of expense based on the terms of the settlement agreement. This amount represents management's best estimate of the ultimate outcome of this matter. The most significant component of this amount relates to the estimate of the value of the additional shares we must issue to Mr. Dunavant based on the difference between the traded value of our common stock on the date the registration statement becomes effective and $23 per share. We calculated this loss accrual using the closing price of our common stock on September 30, 2000 as the estimated closing price on the date the registration statement covering Mr. Dunavant's shares will become effective. Prospectively, this accrual will increase or decrease at the end of each accounting period through completion of this process based on the closing price of our common stock.

INTEREST EXPENSE (INCOME)

Interest income for the nine months ended September 30, 2000 represents interest earnings on cash balances in demand deposit accounts. During the nine months ended September 30, 1999, the Company incurred non-cash interest expense of $2,655,749 relating to the issuance of convertible debentures that included common stock conversion prices, which were below the fair market value of the common stock on the date the debentures were issued. Since all of the convertible debentures were convertible into common stock upon issuance, the beneficial conversion feature of $2,655,749, which reflects the difference between the debentures' conversion prices and the fair market value of the traded common stock, has been recorded as non-cash interest expense.

NET LOSS

As a result of the factors discussed above, our net loss for the nine months ended September 30, 2000 and 1999 was $13,806,724 and $9,168,888, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our operations to date have been primarily funded by private placements of our preferred and common stock and related party loans and debentures. As of September 2000 we had cash and cash equivalents of $753,708, and other current assets of $367,840 and current liabilities of $11,257,471 resulting in a working capital deficiency of $8,773,517.

Net cash used in operating activities of $2,562,482 during the nine months ended September 30, 2000 represents cash paid for salaries and other operating expenses.

Net cash used in investing activities during the nine months ended September 30, 2000 represents expenditures for computer equipment, software and related services.

Net cash provided by financing activities of $3,750,730 during the nine months ended September 30, 2000 resulted from the net proceeds of the sale of our preferred stock of $1,850,952, proceeds of $2,500,000 from the sale of our common stock, a net of a reduction in the amounts due to related parties of $100,222 and the $500,000 loan made to Summus.

Net cash used in operating activities from operations during the nine months ended September 30, 1999 of $393,589, resulted from the payment of salaries and other operating expenses. Net cash provided by financing activities for the nine months ended September 30, 1999 resulted from the sale of common stock and advances from related parties.

On February 28, 2000, we sold 2,000 shares of our Series A Convertible Preferred Stock at a price of $1,000 per share. We received net proceeds from this issuance of $1,850,952. This amount included a stock subscription receivable of $250,000, which was collected in June 2000.

Also, on July 25 and July 31, 2000, we sold 541,677 shares of our unregistered common stock and issued warrants to purchase an additional 1,083,353 shares of common stock for gross proceeds of $2,500,000. We also entered into a subscription agreement for the sale of 108,335 shares of common stock and issued warrants to purchase an additional 216,670 shares of common stock for gross proceeds of $500,000. The proceeds from these issuances will not be sufficient to fund operations for the next 12 months.

Prior to the interim financing we agreed to provide to Summus from October 30, 2000 through the closing of the asset purchase agreement, we had enough cash to fund our operations through December 2000. This additional commitment increases our need to raise additional funds through the private sale of our equity securities during November and December of 2000. Additionally, we anticipate that our existing cash resources, as well as future sales of debt or equity securities, plus the proceeds from customers will be sufficient to fund our capital requirements for the 12 months commencing from December 2000. We believe we will generate cash from operations over the next 12 months from our Rich Media Direct (SM) service. While we do expect to generate cash from customers in the next 12 months, we still expect net cash flow from operations to be negative for that period. As discussed previously, we are also engaged in discussions to raise additional capital through a private placement of our capital stock. We cannot be certain that we will be able to obtain additional equity or debt financing.

Subsequent to the closing of the asset purchase agreement with Summus, management believes cash generated from operations as well as future sales of debt or equity securities should provide liquidity for the time period subsequent to December 31, 2001. We anticipate that our operations will increase during the first quarter of 2001 and beyond. Cash from these operations is estimated to generate positive cash flow for periods subsequent to December 31, 2001, however we cannot be certain these plans will materialize and thus we may need to raise additional equity capital. Management would consider the sale of debt or equity securities in order to expand our current infrastructure or to expand into other lines of business.

Our continuation as a going concern depends on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The closing of the asset purchase agreement with Summus is contingent upon management's ability to raise the necessary funds to provide Summus with interim financing through the closing of the transaction. In addition to the interim financing, management needs to raise additional funding that, when added to the interim financing, equals $7.5 million in order to close the asset purchase agreement. Management believes the funding necessary to close the transaction with Summus will be provided through private sales of its equity securities. Subsequent to the closing of the transaction with Summus, management expects that we will obtain an increase in customer orders for our services, which will produce increased revenues to reduce our operating losses. Management also expects we can raise additional capital to further fund operations. However, we cannot guarantee that we will be able to execute Management's plans as anticipated.

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

FACTORS EFFECTING FUTURE RESULTS

Forward-Looking Statements in this Quarterly Report on Form 10-Q are made pursuant to the Safe Harbor Provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, without limitation, statements regarding current or future financial performance, management's plans and objectives for future operations, product plans and performance, management's assessment of market factors, and statements regarding the plans of High Speed and it strategic partners, constitute forward-looking statements. These forward-looking statements are not guarantees of High Speed's future performance and are subject to a number of risks and uncertainties that could cause our actual results in the future materially to differ from the forward-looking statements. These risks and uncertainties include, without limitation, the risks detailed below and in High Speed's other filings with the Securities and Exchange Commission, copies of which may be accessed through the SEC's Web Site at http://www.sec.gov.


WE MUST ENHANCE OUR ORIGINAL SOFTWARE AND TECHNOLOGY TO PROVIDE COMPETITIVE MEDIA DISTRIBUTION SERVICES.

Our original Media Distribution service, Rich Media Direct 1.0(TM), enables us to transmit multimedia files as e-mail attachments, which recipients must first download before they can begin to view. While this waiting time varies, it is sometimes so long that viewers become dissatisfied. To be competitive, we must upgrade our technology so that e-mail recipients can begin viewing our multimedia transmissions as soon as they open our e-mail messages - a feature known as "streaming" - which we plan to include in our next generation of Rich Media Direct(SM) platform in the fourth quarter of 2000. We believe that the technology we have already licensed from All Video Network Inc.(TM) will solve this problem; however, we may need to purchase additional software and technology that we can use to transmit data even faster in the future.


WE RELY ON OTHERS TO DEVELOP AND INTEGRATE THE SOFTWARE AND TECHNOLOGY WE REQUIRE TO IMPLEMENT OUR BUSINESS PLAN.

We do not have software or other technology development capability, and we rely on third parties to develop and integrate all of the enhancements and new media compression and other technology that we require to implement our business plan.

Because we have no software developers on our staff, we heavily depend upon the professional services of our systems integrator, NexGenix, Inc., as well as other third-party software developers.

Unfavorable events affecting our third-party software and technology suppliers that delay or prevent development or delivery of their products will likely have a similar adverse effect on us. Additionally, if our third-party suppliers stop developing the software products and technology that we plan to use, we may be unable to implement our business plan unless we are able to acquire compatible software and technology products from another third-party supplier.


IF OUR SUPPLIERS CHANGE THEIR BUSINESS PLANS, WE MAY NOT RECEIVE IN THE FUTURE THE SOFTWARE OR TECHNOLOGY WE NEED TO IMPLEMENT OUR BUSINESS PLAN IN THE FUTURE.

Our third-party suppliers could decide to dedicate their development resources to future applications that are not useful to us. In that case, the improvements to the software and technology that we need to remain competitive may not be developed.


ONE OF OUR TECHNOLOGY SUPPLIERS HAS NO CONTRACTUAL OBLIGATION TO DELIVER NEW OR ENHANCED TECHNOLOGY.

Our agreements with Summus grant us non-exclusive rights to specific software and upgrades to the software (if and when Summus may choose to develop upgrades); however, these agreements create no contractual obligation by Summus to develop any technology for us other than MaxxSystem(TM).


WE HAVE LIMITED, NON-EXCLUSIVE RIGHTS TO SOME OF OUR THIRD-PARTY SUPPLIERS' SOFTWARE AND TECHNOLOGY.

Our rights to our third-party suppliers' software and technology are limited to the specific rights stated in our licensing and services agreements with those third-parties. Additionally, with the exception of our two-year exclusive license with All Video Network, our rights under these agreements are mostly non-exclusive. Most of our third-party suppliers retain ownership of their intellectual property rights related to the software products and technology that we license. Typically, we license third-parties' products for only finite periods of time, and we may not modify or sell their products, nor may we sublicense them to other third parties.


OUR RELATIONSHIPS WITH THIRD-PARTY SOFTWARE AND TECHNOLOGY SUPPLIERS MAY PREVENT US FROM ENTERING INTO BUSINESS AGREEMENTS WITH OTHER COMPANIES.

It may be in our interest to enter into relationships with companies that compete with our third-party technology suppliers (All Video Network, E.piphany, NexGenix, Inflow, and Summus) or that otherwise would not want to have a relationship with us because of our relationship with these third-party software and technology suppliers. Our close relationship with these third-party software and technology suppliers and the overlap in our Board of Directors with Summus' Board of Directors could therefore cause us to miss opportunities to enter into alliances with other companies that would allow us to generate revenue.

CONFLICTS OF INTEREST WITH SUMMUS MAY LIMIT OUR OPPORTUNITIES AND HARM OUR ABILITY TO GENERATE REVENUE.

As of November 10, 2000, Summus held 8,389,360 shares, or 35.4%, of our common stock (30.9% on a fully diluted basis). Summus also has the right to vote an additional 1,279,667 shares of our common stock under voting agreements with, and/or proxies from, other holders of our common stock.

Conflicts of interest between Summus and us, and our respective Directors and Officers, may limit our ability to implement our business plan. The fiduciary duty Summus' officers have to Summus obligates them to act in Summus' financial interests, which may be adverse to our financial interests in some cases. If revenue-generating opportunities can be presented to either Summus or us, but not to both companies, then Summus affiliates could possibly have duties or incentives to act to our detriment. Currently, we have no formal policy to resolve conflicts that may arise between Summus and us.

Our Board of Directors presently consists of five members, one of whom is a Summus officer - Dr. Bjorn Jawerth. As of November 10, 2000, Dr. Jawerth, the Chairman of our Board of Directors, beneficially owned 35.4% (30.9% on a fully diluted basis) of Summus' outstanding shares. In addition, our Executive Vice President and Secretary, Alan R. Kleinmaier, owns 5,000 shares of Summus stock and received an additional 5,000 restricted shares, on which the restrictions are expected to lapse in December 2000 if Summus meets scheduled performance objectives.

Summus previously employed both Mr. Kleinmaier and Andrew L. Fox, our President and Chief Executive Officer; however, these two individuals no longer have any fiduciary duties to Summus.



OUR SHAREHOLDERS WILL NOT BE ABLE TO EXERCISE CONTROL BECAUSE SUMMUS CONTROLS 9,669,027 SHARES, OR 40.8%, OF OUR COMMON STOCK.

As of November 10, 2000, Summus, our largest shareholder and an important third-party software and technology supplier, owned 8,389,360 shares, (35.4%), of our common stock (30.9% on a fully diluted basis).

Dr. Bjorn Jawerth, Summus' founder and Chairman of the Board, beneficially owns and exercises control over all of the shares of our common stock owned by Summus
- approximately 8,389,360 shares, (35.4%) of our outstanding common stock (30.9% on a fully diluted basis).

Summus can also vote an additional 1,279,667 shares of our common stock under voting agreements with and/or proxies from other shareholders. Summus' and Dr. Jawerth's total voting power is 9,669,027 shares (40.8%), of our outstanding common stock (35.6 % on a fully diluted basis). As a result, Summus and Dr. Jawerth will have the power to:

         o        Elect, or defeat the election of, our Directors;

         o Amend, or prevent amendment of, our Articles of Incorporation or bylaws;

         o Effect, or prevent, a merger, sale of assets or other corporate transaction; and

         o Control the outcome of any other matter submitted to the shareholders for vote.


SALES OF OUR COMMON STOCK MAY HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR SHARES.

As of November 10, 2000, Summus owns 8,389,360 shares, or 35.4%, of our common stock. (30.9% on a fully diluted basis). Summus has sold 2,483,000 shares of our common stock since August 25, 1999 for prices ranging from $1.35 to $8.50 per share. Our shares are Summus' primary asset, and we expect that Summus will sell more shares of our common stock in order to finance its own operations. Future sales of our common stock by Summus, or others, could adversely cause the market price of our common stock to decline by increasing the supply of our shares available for public sale. The number of shares of our common stock Summus has available for public sale is the number of shares Summus may sell under Rule 144 or another exemption to the securities laws.


THE OTC BULLETIN BOARD(R) HAS CEASED QUOTING OUR COMMON STOCK, WHICH COULD RESULT IN A SEVERE LOSS OF LIQUIDITY AND VALUE.

Our common stock was quoted on the OTC Bulletin Board(R) under the symbol "HSNSE" through October 23, 2000. The OTC Bulletin Board(R) is a regulated quotation service maintained by the National Association of Securities Dealers, Inc. (the NASD"), which displays real-time quotes, last-sale prices, and trading volume information about over-the-counter securities.

Beginning on October 24, 2000, our common stock is now quoted on the "Pink Sheets," a quotation services operated by the National Quotation Bureau, LLC, a paper quotation medium printed weekly and distributed to brokers/dealers.

On October 24, 2000, the Company received notification from a hearing panel of the NASD Board of Governors that the Company's request for continued quotation of its common stock on the OTC Bulletin Board was denied. The hearing panel's decision, which followed the appearance of the Company's management at an oral hearing on October 19, 2000, noted that the Company had not yet cleared the comments issued by the staff of the Securities and Exchange Commission ("SEC") with respect to certain of the Company's SEC filings.

We have now filed amendments to our SEC filings in an effort to clear the issued comments. Although we cannot guarantee that the SEC will not have additional comments, we believe that our amendments substantially address all of the SEC's prior comments about these documents. The Company expects that upon obtaining clearance from the SEC with respect to these comments, it will take the necessary steps to resume quotation of its common stock on the OTC Bulletin Board; however, we cannot guarantee when this will occur.


THE VALUE OF OUR STOCK MAY BE VOLATILE DUE TO MARKET AND INDUSTRY RELATED FACTORS AND OUR PRESENCE ON THE PINK SHEETS.

The stock market in general, the Pink Sheets, and the market for Internet and technology companies' securities in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may reduce our stock price - regardless of our operating performance. Additionally, the trading prices of many technology companies' securities, having reached historical "highs," have experienced price fluctuations as a result of general market declines in these sectors in recent months.

The Pink Sheets is a quotation service operated by the National Quotation Bureau, LLC, a paper quotation medium printed weekly and distributed to brokers/dealers. The Pink Sheets does not impose listing standards or requirements, does not provide automatic trade executions, and does not maintain relationships with quoted issuers. Approximately 17 broker-dealer firms are currently market makers for our common stock. Issuers whose securities are quoted on the Pink Sheets may experience a loss of market makers, lack of readily available "bid" and "asked" prices for their securities, a greater spread between the "bid" and "asked" price of their securities, and a general loss of liquidity in their securities. In addition, many investors have policies against purchasing or holding Pink Sheets securities. Both the trading volume and the market value of our common stock have been, and will continue to be, affected by trading on the Pink Sheets.

Furthermore, as our common stock is traded on the Pink Sheets, the market price of our securities may be very volatile as a result of many factors - some of which are outside of our control - including, but not limited to, quarterly variations in financial results; announcements by us, our competitors, partners, customers, potential customers or government agencies; and predictions by industry analysts, as well as general economic conditions. Sales by our existing shareholders, trading by "short-sellers", and other market factors may decrease the market price of our securities. With the potential for substantially lower trading volumes that may occur because our securities trade on the Pink Sheets, these factors listed above could have an even greater adverse impact on the market price of our securities.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. For example, during the 52-week period ended November 10, 2000, the price of our common stock ranged from $2.625 to $31.875 per share, and traded at $5.00 at the close of business on November 10, 2000. We are not aware of any reason related to our business for the changes in the price of our stock. Our stock price could be subject to wide fluctuations in response to factors such as:

         o Actual or anticipated variations in our quarterly operating results;

         o Announcements of technological innovations, new products or services by us or our competitors;

         o Changes in our financial estimates or recommendations by securities analysts;

         o Conditions or trends in e-mail video commercial delivery over the Internet;

         o        Changes in the market valuations of similar companies;

         o        Additions or departures of key personnel; and

         o        Sales of our capital stock.


OUR BRIEF OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

Although we were incorporated in 1984, we have a limited operating history because we had no significant operations until the third quarter of 1999, when we began preparing to enter the Media Creation and Media Distribution services market. As a result, we have extremely limited financial results on which you can base predictions about our future performance. Our business strategy may be unsuccessful, and we may be unable to address the risks that we face in a cost-effective manner, if at all. Our inability to successfully address these risks will harm our business. We face numerous risks and uncertainties, including:

         o Market acceptance of our services is not established, and there is no indication that even if our services are established, that they could become profitable;

         o        We have no brand name recognition;

         o We may not be able to develop new services when they are needed or be able to increase the value of existing services before they become archaic or obsolete; and

         o There is no evidence that we can successfully compete with any of our competitors.


OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

As a result of our brief operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. We expect that we will increase the amount of revenues from the work that we do for our customers. This work will be done on a project-by-project basis. Our ability to succeed financially will depend on our ability to successfully complete these projects using our Media Creation and Media Distribution services and our prospective customers' willingness and ability to pay us in a timely manner.

In addition, because the market for our services is relatively new and rapidly changing, it is difficult to predict our future financial results. We are basing our sales and marketing efforts, and business expenditures generally, on predictions about developments for media creation and media distribution services. To the extent that these predictions prove inaccurate, our revenues and operating expenses may fluctuate. For these reasons, you should not rely on period-to-period comparisons of our financial results as indications of our future results. Our future operating results could fall below the expectations of investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

Some of the many factors that may influence our operating results are beyond our control, including:

         o        The demand for Internet e-mail advertising;

         o        The emergence and success of new and existing competitors; and

         o        The cost of obtaining capital.

Other factors influencing our operating results may be within our control, such as:

         o How and when we introduce new services and enhance these services;

         o The timing and success of our brand building and marketing campaigns;

         o        Our ability to establish and maintain strategic relationships;

         o        Our ability to attract, train, and retain key personnel;

         o Our ability to manage varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, including the hiring of new employees; and

         o Our ability to manage costs related to the acquisition of new businesses, software, and technology.


WE ARE OPERATING AT A DEFICIT, AND OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have generated only nominal revenue, and we may never become profitable. As of September 30, 2000, we had an accumulated deficit of approximately $26.1 million. In 1999 and 1998, we lost $10.2 million and $1.7 million, respectively. For the nine months ended September 30, 2000, we lost $13.8 million.

We may continue to incur additional operating losses for an extended period of time as we continue to develop services.



WE LACK SUFFICIENT FINANCIAL RESOURCES TO IMPLEMENT OUR BUSINESS PLAN.

On September 30, 2000, we had approximately $754,000 of cash. Prior to the interim financing we agreed to provide Summus from October 30, 2000 through the closing of the asset purchase agreement, we had enough cash to continue our operations until December 2000. This additional commitment increases our need to raise additional funds through the private sale of our equity securities during November and December 2000. Therefore, to implement our business plan, we will need to raise additional capital in the near future. We plan to raise this capital through a private placement of our capital stock to institutional investors; however, we cannot guarantee that we will be able to raise capital on terms that are favorable to us. We may be forced to sell shares of our common stock at prices below the market price as quoted on the "Pink Sheets". Future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership.


WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN THE MEDIA CREATION AND MEDIA DISTRIBUTION MARKETS.

Our business success depends on the general growth of Internet advertising and the frequency at which consumers visit web sites and use e-mail. Other media creation and media distribution services that compete with our services may be more attractive to advertisers due to price, quality, technology and capacity, which would harm our ability to generate revenue. Increased competition may result in price reductions, reduced margins, loss of market share, loss of customers, and a change in our business and marketing strategies, any of which could harm our revenues or earnings, if any.


WE MAY BE UNABLE TO SUCCESSFULLY COMPETE WITH OTHER COMPANIES THAT OPERATE IN THE BROADER MEDIA CREATION AND DELIVERY MARKETS.

Our Media Creation and Media Distribution services will compete for advertisers with other media such as television, radio and print. Our advertising sales force and infrastructure are still in the early stages of development relative to those of our competitors. We cannot be certain that advertisers will place advertising with us. If we lose advertising customers, fail to attract new customers, are forced to reduce advertising rates, or otherwise modify what we charge to retain or attract customers, our revenues or earnings, if any, could be harmed.

Because we only offer one kind of advertising medium - video commercials through e-mail - we may not be able to compete with companies who distribute advertisements through the multiple media outlets described above. For example, a company that generates revenue from placing advertisements on television, radio, magazines as well as the Internet may be able to spread its risks better than we can because we are limited to one type of communication - Internet-based media.


WE MAY NOT SUCCESSFULLY DEVELOP NEW SERVICES.

Our business and operating results would be harmed if we fail to develop future services that achieve widespread market acceptance or that fail to generate significant revenues to offset our development costs. We may not timely and successfully identify, develop and market new service opportunities. If we introduce new services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability.

Because the markets for our Media Creation and Media Distribution services are rapidly changing, we must develop new offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our services also may contain undetected errors that could cause increased development costs, loss of revenues, adverse publicity, reduced market acceptance of the services or lawsuits by customers.

WE DEPEND ON KEY PERSONNEL TO IMPLEMENT OUR BUSINESS PLAN.

Our operations depend on our ability to attract, train and retain qualified personnel -- specifically those with management and service provider skills. In particular, we continue to hire skilled technology employees to establish our service business. Competition for qualified personnel is intense, particularly where we are located in Raleigh, North Carolina near the Research Triangle Park, Durham, and Chapel Hill, North Carolina.

In the Internet and high-technology industries, candidates for employment consider the value of stock options that they may receive. As a result of potential volatility in our stock price because our common stock is traded on the Pink Sheets, we are at a disadvantage in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.


WE ARE CURRENTLY ASSEMBLING AND TESTING THE EQUIPMENT AND SYSTEMS TO IMPLEMENT OUR BUSINESS PLAN.

We are entering a new market with a new business plan. We are currently in the process of assembling and testing the underlying infrastructure and service network that we intend to use to implement our business plan. Our inability to successfully implement these systems in a timely fashion could impede our ability to grow our business and could harm revenue generation.

The maintenance and upgrade of our existing information software systems will require us to spend a minimum of approximately $543,750 over the next 36 months.


WE ARE CURRENTLY ASSEMBLING AND TESTING OUR NEW WEB SITE AND NETWORK INFRASTRUCTURE THAT OUR BUSINESS REQUIRES TO SUCCEED.

A reduction in the performance, reliability and availability of our website and network infrastructure, once we have completed assembly and testing, will harm our ability to distribute our services to our users, as well as our reputation and ability to attract and retain users, customers, advertisers and content providers. We estimate that by the end of the fourth quarter of 2000, we will have a working web site and sufficient infrastructure to generate revenue, although we cannot be certain when this web site will be functional, or that we will generate revenue from our media distribution activity. In addition, fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake, other natural disasters, and similar events could damage or interrupt our systems and operations.

We will manage our electronic commerce and digital content distribution activities using the sophisticated software and computer systems that we have acquired, including software developed by E.piphany (as modified by Nexgenix) and our computer hardware and server services from Inflow. We may encounter delays in developing or upgrading these systems, and they may contain undetected errors that could cause system failures. Any system error or failure that causes interruption in availability of our services or content, or an increase in response time, could result in a loss of potential or existing business services customers, users, advertisers or content providers. If we suffer sustained or repeated interruptions, our services and web sites could be less attractive to entities or individuals, and our business could be harmed.

A sudden and significant increase in traffic on our planned websites could strain the capacity of the software, hardware and telecommunications systems that we plan to use. This could lead to slower response times or system failures.

Our operations will also depend, in part, on timely receipt of content feeds from third parties or content providers whom we may hire in the future, and any failure or delay in the transmission or receipt of content feeds could disrupt our planned operations. In addition, many different factors could temporarily interrupt our planned website operations in response to a heavy load of video commercial e-mail content transmission. These types of interruptions could continue or increase in the future. We are presently in the process of obtaining business interruption insurance.


OUR NETWORK WILL BE SUBJECT TO SECURITY RISKS THAT COULD HARM OUR REPUTATION AND EXPOSE US TO LITIGATION OR LIABILITY.

On-line commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of our ability to transmit this confidential information securely, and costs associated with preventing or eliminating any problems, could harm our business. On-line transmissions are subject to a number of security risks. Our own or licensed encryption and authentication technology may be compromised, breached or otherwise be insufficient to secure customer information. For example, a hacker could break-in to our system and misappropriate the recipient lists our customers entrusted to us or a virus could similarly cause our system to inadvertently lose or disclose confidential information. Our computer and communications infrastructure, once acquired, will be located at a single leased facility in Raleigh. Due to insufficient capital, we do not plan to have fully redundant systems; we have only one system located in only one place. Operating from a single location also makes our business vulnerable to site specific disturbances such as fire, natural disasters, or power-outages. It would also be possible for a third party to circumvent our security measures and interrupt our operations.

The occurrence of any of these or similar events could damage our reputation and expose us to litigation or liability. We may also be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by these breaches.


WE INTEND TO RELY, IN PART, ON THIRD-PARTY CONTENT TO INCREASE MARKET ACCEPTANCE OF OUR SERVICES.

Even though our wholly-owned subsidiary Douglas May & Co., Inc. will be developing rich media content (content containing audio, video, images and animation) for our customers as part of our Media Creation Services, we will also rely on third parties to create media content for our customers, which we will then distribute using Rich Media Direct(SM). We and our anticipated future advertisers and anticipated future media content creators intend to rely, in part, on third-party content providers, such as radio and television stations, record labels, media companies, web sites and other companies, to develop and offer content in formats that we can deliver and viewers can view using our services. However, we cannot guarantee that third-party content providers will decide to develop content that is compatible with our system. If they do not do so, then we may not be able to generate revenue in our media distribution activities.


THE GROWTH OF OUR BUSINESS DEPENDS ON CONSUMERS' INCREASED USE OF THE INTERNET FOR COMMUNICATIONS AND ELECTRONIC COMMERCE.

The growth of our business will depend on the continued growth of the Internet as a medium for communications, electronic commerce, and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of information and entertainment and as a vehicle for trade in goods and services. Our success will also depend on the efforts of third parties to develop the infrastructure and complementary products and services necessary to maintain and expand the Internet as a viable commercial medium. The Internet may not become an accepted commercial medium for broadcasting the same type of content that consumers are used to receiving through television.

In addition, we believe that other issuances, such as security, reliability, cost, ease of use and quality of service and privacy contribute to the lack of establishment of the Internet and its related risks. These risks may affect the amount of business that is conducted over the Internet.


CHANGES IN NETWORK INFRASTRUCTURE, TRANSMISSION METHODS AND BROADBAND TECHNOLOGIES POSE RISKS TO OUR BUSINESS.

It is possible that increased Internet usage may depend on the availability of greater capacity or faster data transmission speeds (also known as "broadband" transmission). As broadband access becomes widely available, we believe it could present a significant business challenge for us. Development of video commercial services for a broadband transmission infrastructure involves a number of additional risks as discussed in the next paragraph. We have not yet begun to develop video commercial services for broadband transmissions.

We intend to depend on the efforts of third parties to develop and provide a successful infrastructure for broadband transmission. Even if broadband access becomes widely available, heavy use of the Internet may negatively impact the quality of media delivered through broadband connections. If third parties experience delays or difficulties establishing a widespread broadband transmission infrastructure, or if heavy usage limits the broadband experience, the release of our Media Creation and Media Distribution services for Internet broadband transmission could be delayed. Even if a broadband transmission infrastructure is developed for widespread use, our services may not achieve market acceptance or generate sufficient revenues to offset our development costs.


WE ARE SUBJECT TO RISKS ASSOCIATED WITH GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES.

Few existing laws or regulations specifically apply to the Internet, other than laws and regulations generally applicable to businesses. U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our services. However, it is likely that a number of laws and regulations may be adopted in the United States and other countries concerning the Internet. These laws may relate to areas such as content (i.e., obscenity, indecency and defamation), copyright and other intellectual property rights, encryption, use of key escrow data, caching or storing graphics, multimedia and other content found on web sites for faster access by servers, electronic authentication or "digital signatures," personal privacy, advertising, taxation, electronic commerce liability, e-mail, network and information security and the convergence of traditional communication services with Internet communications, including the future availability of broadband transmission capability. Other countries and political organizations are likely to impose or favor more and different regulation than that which has been proposed in the United States, thus furthering the complexity of regulation. The adoption of additional laws or regulations, and uncertainties associated with their validity and enforcement, may affect the available distribution channels for and costs associated with our services, and may affect the growth of the Internet. If Congress enacts or court precedents create additional laws or regulations, they may harm our business.

On October 28, 1998, Congress enacted the Digital Millennium Copyright Act (the "DMCA"). The DMCA includes statutory licenses for the performance of sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we and customers or our Internet-based media distribution services will be required to pay licensing fees for sound recordings we deliver in original and archived programming. The DMCA does not specify the rate and terms of the licenses, which will be determined either through voluntary inter-industry negotiations or arbitration. We currently anticipate that representatives of the webcasting industry, who use the Internet, and the "World Wide Web" in particular, to broadcast information, will engage in arbitration with the Recording Industry Association of America to determine what, if any, licensee fee should be paid. Depending on the rates and terms adopted for the statutory licenses, our business could be harmed both by increasing our own cost of doing business, as well as by increasing the cost of doing business for our customers.

In October 1998, Congress also enacted the Child Online Protection Act and the Child Online Privacy Protection Act (the "COPA"). The COPA imposes civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect or disclose personal information from these minors; however, we cannot predict how courts may interpret and enforce the COPA, and future legislation similar to the COPA could subject us to potential liability, which in turn could harm our business. These types of laws could also limit the growth of the Internet generally and decrease the demand for our services.


ADDITIONAL SALES AND OTHER TAXES MAY BE IMPOSED UPON THE SALE OF OUR SERVICES.

We collect and remit applicable taxes in connection with our Media Creation Services. Our Media Distribution Services have generated only nominal revenue to date. In October 1998, Congress enacted the Internet Tax Freedom Act (the "ITFA"). Among other things, the ITFA imposes a three-year moratorium on discriminatory taxes on electronic commerce. Nonetheless, foreign countries or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in such activities within their jurisdictions.

OUR EFFORTS TO PROTECT OUR TRADEMARKS MAY NOT BE ADEQUATE TO PREVENT THIRD PARTIES FROM MISAPPROPRIATING OUR REGISTERED TRADEMARKS.

The protective steps we have taken in the past have been, and may in the future continue to be, inadequate to deter misappropriation of our rights in the services mark Rich Media Direct(SM). Although we do not believe that we have suffered any material harm from misappropriation to date, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce our trademark rights. We have filed a registration application for one of our service marks, "Rich Media Direct," in the United States. In the future we may apply to register our marks in Europe and Canada and other countries. However, effective trademark protection may not be available in every country in which we offer or intend to offer our products and services. Failure to adequately protect our trademark rights could damage or even destroy our Rich Media Direct(SM) brand name and our company name and impair our ability to compete effectively. Furthermore, defending or enforcing our trademark rights could result in the expenditure of significant financial and managerial resources.

RISKS RELATED TO THE ASSET PURCHASE OF SUMMUS

THE VALUE OF OUR COMMON STOCK MAY FLUCTUATE

The number of shares of our common stock that we are issuing in connection with the purchase of Summus' assets is fixed. However, the market price of our common stock when the asset purchase is completed may vary from the market price as of the date of this document. For example, during the 12-month period ended on September 30, 2000, the most recent date prior to the filing of this quarterly report, the closing price of our common stock varied from a low of $2.625 to a high of $31.875 and ended that period at $5.437

These variations may be the result of various factors including:

         o Changes in the business, operations or prospects of High Speed, Summus or the combined company;

         o Governmental and/or litigation developments and/or regulatory considerations;

         o Market assessments as to whether and when the asset purchase will be consummated;

         o        The timing of the asset purchase;

         o        General market and economic conditions.

The asset purchase may not be completed until a significant period of time has passed after the Summus shareholder meeting. At the time of the Summus shareholder meeting, Summus shareholders will not know the exact value of the High Speed common stock that we will issue in connection with the asset purchase.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE OUR OPERATIONS AND REALIZE THE FULL COST SAVINGS THAT WE ANTICIPATE

The asset purchase involves integrating two companies that have previously operated independently. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the loss of key personnel. The diversion of management's attention and delays or difficulties encountered in connection with the asset purchase and the integration of the two companies' operations could have an adverse effect on the business, results of operations, financial condition or prospects of the combined company after the asset purchase.

Among the factors that Summus' and our Boards of Directors considered in connection with their respective approvals of the asset purchase agreement were the opportunities for operating efficiencies and expanded offerings of services and products to the same customers that could result from the asset purchase. We cannot guarantee that we will realize these savings within the contemplated times periods or even if we will realize any savings at all.

IF HIGH SPEED AND SUMMUS DO NOT INTEGRATE THEIR PRODUCTS AND TECHNOLOGIES QUICKLY AND EFFECTIVELY, MANY OF THE POTENTIAL BENEFITS OF THE ASSET PURCHASE MAY NOT BE REALIZED

High Speed and Summus will need to integrate their media creation and media distribution services operations, technologies and products. Successful integration of Summus' technologies with High Speed's media creation and media distribution services also requires coordination of different development and engineering teams, as well as sales and marketing efforts and personnel. This may be difficult and unpredictable because of possible differences between High Speed's and Summus' corporate cultures and organizations, as well as different decisions regarding services, products and technologies. In addition, this integration may take longer than expected, and the companies may be required to expend more resources on integration than anticipated. The need to expend additional resources on integration would reduce the resources that would otherwise be spent on developing each companies' own pursuits. If the companies cannot successfully integrate their services and technologies, or if this integration takes longer than anticipated, the combined company may not be able to operate efficiently or realize the expected benefits of the asset purchase.

WE WILL INCUR SIGNIFICANT EXPENSES AND RESTRUCTURING CHARGES IN CONNECTION WITH THE ASSET PURCHASE

High Speed and Summus expect to incur pre-tax charges to operations to reflect costs associated with combining the operations of the two companies, transaction fees and other costs related to the asset purchase. The majority of these costs will be recorded after the consummation of the asset purchase. We may incur additional unanticipated costs in the course of integrating Summus' business with ours. Although Summus and we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset additional expenses over time, we cannot guarantee that we will achieve this net benefit in the near term, or at all.

THE ASSET PURCHASE IS CONDITIONED UPON RAISING $7.5 MILLION DOLLARS

Closing the asset purchase with Summus is conditioned upon raising $7.5 million, which (1) may not occur; and 2) will cause substantial dilution to High Speed's existing shareholders.

A DROP IN THE PRICE OF HIGH SPEED'S COMMON STOCK WILL REDUCE THE VALUE OF THE CONSIDERATION THAT SUMMUS SHAREHOLDERS RECEIVE IN THE ASSET PURCHASE

The asset purchase agreement provides that if the asset purchase is completed, Summus shareholders will receive, in the aggregate, up to 20,235,083 shares of High Speed's common stock. Resale of these shares by Summus shareholders may decrease the market price of High Speed's common stock.

THE COMBINED COMPANY MAY NEED ADDITIONAL FINANCING THAT MAY NOT BE AVAILABLE

The combined company may need to raise additional funds to finance growth that may not be available on acceptable terms, if at all. The asset purchase and the integration of the companies' operations may further strain the financial resources of the combined company. If the combined company cannot obtain additional financing on commercially acceptable terms, or at all, the combined company may be harmed.

IF HIGH SPEED DOES NOT SUCCESSFULLY INTEGRATE THE OPERATIONS AND PERSONNEL OF SUMMUS IN A TIMELY MANNER, THIS WILL DISRUPT THE COMBINED COMPANY'S BUSINESS AND COULD NEGATIVELY AFFECT ITS OPERATING RESULTS.

High Speed's acquisition of Summus involves risks related to the integration and management of Summus' operations and personnel. The integration of High Speed and Summus will be a complex, time consuming and expensive process and may disrupt the businesses of both companies if not completed in a timely and efficient manner. After the asset purchase, High Speed must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices.

High Speed and Summus may encounter substantial difficulties, costs and delays involved in integrating their operations, including:

         o        Potential incompatibility of business cultures;

         o        Perceived adverse changes in business focus;

         o Potential conflicts in distribution, marketing or other important relationships; and

         o Loss of key employees and diversion of the attention of management from other ongoing business concerns.

Failure to complete the integration successfully could result in the loss of key personnel and customers. High Speed and Summus will need to devote significant resources to the integration of the acquired operations and personnel, and if unsuccessful, the business of the combined company will suffer. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, which could negatively affect the business and operating results of the combined company.

PARTNERS AND CUSTOMERS OF BOTH COMPANIES MAY REACT UNFAVORABLY TO THE ASSET PURCHASE.

Both High Speed and Summus have entered into relationships with other technology companies, including software and services firms, to deliver their media creation and media distribution services to customers. Some of these other companies may feel that the combined company poses new competitive threats to their businesses and as a result may terminate their relationships with High Speed or Summus, or reduce their level of activity on behalf of the combined company. In addition, High Speed will need to educate its sales channels regarding Summus' technology, and these sales channels may not market Summus' technology effectively or at all.

The asset purchase may also have the effect of disrupting customer relationships. High Speed and Summus customers may not continue their current buying patterns during the pendency of, and following, the asset purchase. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of High Speed's and Summus' media creation and media distribution services and technologies and the combined company's future strategy. Also, because of the broader media creation and media distribution services and technology offering that High Speed will offer after the asset purchase, some customers of High Speed or Summus may view the combined company as more of a direct competitor than either High Speed or Summus as an independent company, and may therefore cancel or fail to place additional orders after the asset purchase. Any significant delay or reduction in orders for High Speed's or Summus' media creation and media distribution services or technology could have a material, negative impact on the combined company's operating results after the asset purchase.

FAILURE TO COMPLETE THE ASSET PURCHASE COULD HARM HIGH SPEED'S STOCK PRICE AND EACH COMPANY'S FUTURE BUSINESS AND OPERATIONS.

The asset purchase is subject to several closing conditions, including approval by Summus' shareholders, and we cannot assure you that the asset purchase will be successfully completed. The announcement of the proposed asset purchase may have a negative impact on either company's ability to sell its media creation and media distribution services and technology, attract and retain employees and clients, and maintain strategic relationships with third parties in the future. If the asset purchase is not completed, either company may not be able to restore the status of its business as it existed prior to the announcement of the asset purchase. Furthermore, if the asset purchase is not completed and High Speed's Board of Directors determines to seek another asset purchase or business combination, it may not be able to find a partner with comparable technology, services or business.

HIGH SPEED AND SUMMUS HAVE INCURRED LOSSES SINCE INCEPTION, AND WE EXPECT THE COMBINED COMPANY TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

Both High Speed and Summus incurred net losses and losses from operations for each period from inception through the first nine months of 2000. As of September 30, 2000, High Speed had accumulated net losses of approximately $25.6 Million, and as of September 30, 2000, Summus had accumulated net losses of approximately $18.6 Million. Neither company has achieved profitability to date, and we expect the combined company to continue to incur substantial losses for the foreseeable future. We expect to incur increasing sales and marketing, research and development and general and administrative expenses. As a result, we will need to significantly increase our revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.


OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OUR OPERATING HISTORY IS LIMITED

 The asset purchase will combine two companies that have limited operating histories. Because each of the companies is still in the early stages of its development, we will be subject to the risks, expenses and uncertainties frequently encountered by young companies. It is difficult to predict whether our media creation and media distribution services will be accepted by the market, which is evolving rapidly, and the level of revenues we can expect to derive from sales of our media creation and media distribution services. Furthermore, several members of our management team have been with us for only a short period of time. Because of our limited operating histories and evolving offerings, we have limited insights into trends that may emerge and affect our business.

 WE MAY ASSUME UNKNOWN LIABILITIES

Although we have attempted to contractually limit our liabilities in connection with the assets we are acquiring from Summus, we cannot guarantee that we will not be subject to unknown liabilities in connection with our acquisition of these assets.

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

We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in this "Factors Effecting Future Results" section and elsewhere in this Form 10-Q could materially and adversely affect our business, financial condition and operating results.

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

We do not use any derivative financial instruments for hedging, speculative or trading purposes. We do not own any equity investments other than the shares of Summus. Summus is a private company and is not traded on any public market. Our investment in Summus is subject to changes in market conditions since the value of a private company can change according to perceptions of general market risk, industry - specific market risk, or company performance, although the private company is not publicly traded.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.


(c) During the three month period ended September 30, 2000, we have issued the following securities as described below.

         (1) On July 10, 2000, the Company acquired all of the issued and outstanding capital stock of Douglas May & Co., Inc. ("May & Co.") by issuing 183,070 shares of common stock to its sole shareholder Douglas May, valued at $1,376,000. Under the terms of the acquisition agreement, the 183,070 shares of stock were issued in three allotments. Under the terms of the acquisition, the Company issued three allotments of common stock. The first allotment corresponded to $500,000 of value and the Company issued 50,000 shares of common stock coupled with a guarantee that if the OTCBB trading price of the common stock one year from the close of the transaction is less than $10.00 per share then the Company will issue additional shares of common stock to make up the difference in value. The issuance of shares of the 50,000 shares has been recorded at the guaranteed amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares will not change the cost of the acquisition of May & Co. The second allotment corresponded to $576,000 of value and the Company issued 87,498 shares of common stock coupled with contractual obligations that (i) the Company would register these shares in a registration and (ii) if the registration is not effective by January 1, 2001 then Mr. May has the right to cause the Company to repurchase these shares from him by making six cash installment payments totaling $576,000 to Mr. May. The third allotment corresponded to $300,000 of value and the Company issued 45,572 shares of common stock coupled with contractual obligations that (i) we would register these shares in a registration and (ii) if the registration is not effective by the date 90 days after the closing date then Mr. May has the right to cause the Company to repurchase these shares from him by releasing the funds the acquisition agreement places into an escrow account, the funds being from certain accounts receivable of May & Co., that have been collected in the amount of $300,000 subsequent to the acquisition date. Mr. May has not yet elected to have the Company repurchase these shares. Until the time these contingencies are settled, these shares will be treated as outstanding for loss per share purposes in accordance with the guidance set forth in SFAS No. 128. All shares issued that are subject to repurchase by the Company will be presented on the Company's balance sheet as redeemable stock outside of stockholder's equity.


                  The value of this transaction as recorded for financial purposes was based on the traded value of our common stock, which produced a valuation of $1,376,000.

         (2) In July 2000, the Company issued 541,677 shares of its unregistered common stock and issued warrants to purchase an additional 1,083,353 shares of common stock for gross proceeds of $2,500,000. The Company also entered into a subscription agreement for the sale of 108,335 shares of unregistered common stock and issued warrants to purchase an additional 216,670 shares of common stock for gross proceeds of $500,000. The subscription receivable was collected in full in October 2000. The warrants have an exercise price of $4.625 per share, a term of five years, and cannot be exercised before January 31, 2001. Also, in connection with this transaction, the Company issued 32,500 shares of common stock as a placement fee.

         (3) In July, August and September of 2000, we issued 25,000 shares of common stock each month pursuant to a settlement agreement with Mr. Dunavant, which resolved a litigation suit filed in Florida. The settlement call for the payment of $12,750 per month and 25,000 share of common stock per month until the registration of Mr. Dunavant's shares becomes effective.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: See Index to Exhibit on page 45 for a descriptive response to this item.

         (b)      Reports on Form 8-K.

                  (1) On July 25, 2000, we filed a report on Form 8-K reporting the acquisition of Douglas May & Co., Inc.

                  (2) On September 5, 2000 we filed a report on Form 8-K reporting the letter of intent with Summus, Ltd.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       High Speed Net Solutions, Inc.



                                       By: /s/ Andrew L. Fox
                                           -------------------------------------
Date: November 14, 2000                    Andrew L. Fox
      -----------------                    President and Chief Executive Officer

                                       By: /s/ Robert S. Lowrey
                                           -------------------------------------
Date: November 14, 2000                    Robert S. Lowrey
      -----------------                    Chief Financial Officer

                                  EXHIBIT INDEX

The exhibits indicated by an asterisk (*) are incorporated by reference from previous filings with the Commission.

   Exhibit
   Number       Exhibit Description
   -------      -------------------

     10.1* Share Acquisition Agreement between High Speed Net Solutions, Inc. and Douglas May (excluding schedules, which will be supplied to the Commission upon request), effective July 10, 2000 (Exhibit 10.40 to the Company's Registration Statement on Form S-1 dated July 19, 2000)

     10.2* Employment Agreement between High Speed Net Solutions, Inc. and Douglas May, effective July 10, 2000 (Exhibit 10.41 to the Company's Registration Statement on Form S-1 dated July 19,
                2000)

     10.3* Form of License Agreement among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May, effective July 10, 2000 (Exhibit 10.42 to the Company's Current Report on Form 8-K dated July 25, 2000)

     10.4* Form of Escrow Agreement among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May, effective July 10, 2000 (Exhibit 10.43 to the Company's Current Report on Form 8-K dated July 25, 2000)

     10.5* Form of Subscription Agreement between High Speed Net Solutions, Inc. and AAA Trust and van Ernst Jakobs, dated July 27, 2000 (Exhibit 10.50 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

     10.6* Form of Selling Shareholder Agreement, dated July 27, 2000 (Exhibit 10.51 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

     10.7* Form of Warrant to Purchase Shares of Common Stock between High Speed Net Solutions, Inc. and AAA Trust and van Ernst Jakobs, dated July 27, 2000 (Exhibit 10.52 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

     10.8* Systems Work Agreement between HSNS and Nexgenix, Inc. dated July 27, 2000 (Exhibit 10.42 to Amendment No. 1 to the Company's Registration Statement on Form S-1 dated October 18, 2000)

     10.9* Outsourcing Agreement between HSNS and E.piphany, Inc. dated July 31, 2000 (Exhibit 10.43 to Amendment No. 1 to the Company's Registration Statement on Form S-1 dated October 18, 2000)

    10.10* Internet Streaming Service Agreement between HSNS and All Video Network, Inc. dated September 18, 2000 (Exhibit 10.44 to Amendment No. 1 to the Company's Registration Statement on Form S-1 dated October 18, 2000)

   Exhibit
   Number       Exhibit Description
   -------      -------------------

     10.11 Form of Asset Purchase Agreement by and among High Speed Net Solutions, Inc. and Summus, Ltd., dated October 30, 2000.

      27        Financial Data Schedule