Form 10-K
period 2000-12-31
HIGH SPEED NET SOLUTIONS INC
filed 2001-07-05
CIK 1104332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number: 0-29625

HIGH SPEED NET SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0185306
(State of incorporation)	(I.R.S. Employer Identification No.)

434 Fayetteville Street Mall, Suite 600

Raleigh, North Carolina 27601
(919) 807-5600

(Address, including zip code, and telephone number (including area code) of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No delinquent filers.

      The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $72,691,651 as of May 31, 2001 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s common stock as of May 31, 2001 was 34,056,179.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
	Document	is incorporated

N/ A		None

HIGH SPEED NET SOLUTIONS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

      This annual report on Form 10-K for the year ended December 31, 2000, contains forward-looking statements. These statements relate to, among other things, future events or our future financial performance, operating results, planned product introductions and cash requirements. We have attempted to identify forward-looking statements by terminology such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “outlook” or similar expressions. These statements are only predictions and are not guarantees of future performance. They are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results, levels of activity, performance or achievements to differ materially from those expressed in the forward-looking statements.

      This report also includes market data relating to, for example, the anticipated growth of wireless subscribers and smart handheld devices. These statements are based on estimates contained in studies published by market research firms, such as Dataquest. These firms arrived at their estimates by using methodologies and assumptions chosen by them. These estimates include estimates of the number of digital wireless subscribers worldwide, the number of smart handheld devices shipped annually worldwide, and the number of worldwide wireless subscribers with Internet browsing capabilities. The methodologies and assumptions used to make these estimates could prove to be incorrect, in which case actual results would likely differ from the estimates. The estimates and reports from which information is cited in this annual report on Form 10-K were not prepared for or on behalf of the Company or Summus, Ltd. and neither the Company nor Summus, Ltd. compensated the market research forms that prepared these reports.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

      Certain risk factors could cause actual results to differ from expectations are set forth below. We cannot assure you that our results of operations will not be adversely affected by one or more of these factors.

PART I

Item 1.  Business.

Overview

      High Speed Net Solutions, Inc. d/b/a Summus (“we” or the “Company”), following its acquisition of substantially all the assets of Summus, Ltd. (“Summus, Ltd.”) in February 2001, is engaged in research and development contract work for government agencies in the areas of complex imaging and object recognition. Such contract work represented 60% and 76% of Summus, Ltd.’s revenues in the years ended December 31, 2000 and 1999, respectively. Over the past ten years, Summus, Ltd.’s work in this area has led to the development of:

•	mine detection technologies (both land and sea);

•	wireless sensor technologies such as automatic target recognition, de-noising and image compression and decompression;

•	side scan sonar 3D imaging;

•	missile imaging software (smart bomb technology); and

•	3D (simulation and mapping).

      Our government contract work will continue to focus on solving specific technical and scientific problems in the government sector. The government contract work has led to the development of software development kits that allow developers to create new software products that are compatible with and complementary to our software and technology, and revenue generation through licensing and sales of that technology.

      As of February 2001, we have revised our business plan, consistent with the Summus, Ltd. business plan immediately prior to the asset acquisition, to focus on applications of our acquired compression software and technology in the mobile and wireless Internet market. We are in the process of developing proprietary “compression” software and technology to enable the creation, transmission, playing and management of multimedia content (e.g., still images, graphics, video) over wireless networks. This data compression technology, the foundation for our current and anticipated future products and services, is designed to address the maximum data rate (referred to as “bandwidth”) constraints of the existing wireless network infrastructure, and is expected to remain of value even after the anticipated widespread buildout and deployment of the “third generation” (3G) wireless network infrastructure, for which there are widely varying estimates as to when this will occur, ranging between 2003 to 2007. See “The Mobile and Wireless Market” below.

      We are targeting our software and technology toward certain segments of the mobile and wireless markets, including:

•	manufacturers of mobile and wireless devices such as Internet-enabled cell phones (so-called “smart” phones that include a microbrowser to allow the viewing of specifically formatted Internet information), wireless personal digital assistants (PDAs), two-way pagers and other handheld or portable devices (e.g., a laptop with a cable connection to a cell phone operating as a modem);

•	content providers or “portals”;

•	wireless application service providers; and

•	service providers such as mobile network operators and mobile virtual network operators.

      Through our wholly-owned subsidiary, Douglas May & Co., Inc., a marketing and advertising company, we also provide design assistance and commercial content development, including audio, video, images and animation, as well as web site design and construction. Douglas May & Co. represented the primary source of the Company’s revenues in the year ended December 31, 2000. We are in the process of seeking to divest ourselves of this business together with our “MaxxSystem”-based rich media direct service offering. See “Our

History” below. Our intention is to license and provide source code to a portion of the MaxxSystem product suite as part of this divestiture.

Historic Operating Results/ Financial Condition

      The Company has, since commencing business operations, incurred (and expects to continue to incur for an extended period of time) net losses. For the years ended December 31, 2000 and 1999, we had a net loss of $12,441,655 and $9,684,529, respectively. As of December 31, 2000, we had an accumulated deficit of $24,264,113 and a working capital deficit of $3,051,731. With the foregoing in mind, our auditors have included in their report on our consolidated financial statements a qualification that our financial condition raises substantial doubt about our ability to continue as a going concern.

      Summus, Ltd. has also incurred net losses. For the years ended December 31, 2000 and 1999, Summus, Ltd. had a net loss of $11,451,281 and $8,846,980, respectively. As of December 31, 2000, Summus, Ltd. had an accumulated deficit of $23,414,113 and a working capital deficit of $3,727,660. With the foregoing in mind, Summus, Ltd.’s auditors have included in their report on the Summus, Ltd. financial statements a qualification that its financial condition raises substantial doubt about its ability to continue as a going concern.

      To date, we have generated limited revenue from our operations and have been dependent upon issuances of our equity to raise the necessary operating capital to sustain our operations. Subject to our liquidity constraints, we intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.

Our History

      We were incorporated in 1984 under the name of EMN Enterprises, Inc. and remained a non-operating shell company until August 1998. In August 1998, EMN Enterprises acquired all the assets and assumed the liabilities of Marketers World, Inc., a private company that intended to engage in leasing computer systems. Ormond Trust, an entity established by Bradford Richdale, received shares of stock representing a controlling interest in EMN Enterprises following Marketers World’s distribution of the shares received in the transaction. We subsequently changed our name to Zzap.net.inc.

      In September 1998, we acquired all the issued and outstanding shares of capital stock of Brad Richdale Direct, Inc. At the time of the acquisition, Brad Richdale Direct was not an operating entity and its only significant asset was its marketing and licensing rights to technology proprietary to Summus, Ltd. By year-end 1998, we discontinued the business operations of Marketers World and Brad Richdale Direct and changed our name to our current name — High Speed Net Solutions, Inc.

     Business Relationship with Summus, Ltd.

      In February 1999, we entered into a Marketing License Agreement (“MLA”) with Summus, Ltd. under which we obtained:

•	the exclusive right (other than with respect to government agencies and government contractors, and the OEM market, for which Summus, Ltd. retained all rights) to resell and sublicense a streaming product to be used for incremental delivery and playing of video clips over the Internet; and

•	the non-exclusive right to resell and sublicense various software products, including software to compress still images into wavelet form and a video e-mail-like product to be used for recording, compressing and e-mailing personal video clips recorded from a personal computer (PC) video camera.

      Due to our very limited financial resources and marketing personnel at the time, our initial sales and marketing efforts were made principally from our web site and we did not realize any revenues from these products.

      In August 1999, Summus, Ltd. acquired a majority of the then outstanding shares of common stock of the Company. Summus, Ltd. subsequently sold a portion of its shares of the Company’s common stock to third parties such that by December 31, 1999, Summus, Ltd.’s interest had been reduced to approximately 44%. Upon acquiring the Company’s shares, our management team at that time was replaced with new management designated by Summus, Ltd. Shortly after the closing of the transaction, our new management team determined to revise our business plan. Rather than functioning as a reseller of Summus, Ltd. software products, management determined that we should operate as an application service provider, utilizing the Summus, Ltd. compression technology, to enhance the effectiveness of e-commerce, digital advertising, direct marketing campaigns and multimedia — what we termed “rich media direct.”

      The change in the Company’s focus resulted in our commencement of negotiations with Summus, Ltd. to modify our business relationship. These negotiations led to our entering into a series of agreements with Summus, Ltd. in mid-February 2000. Under these agreements, Summus, Ltd. granted to us a non-exclusive license to use a suite of software products referred to as “MaxxSystem.” The MaxxSystem product suite, version 1.0, to be delivered by Summus, Ltd. over a period of six months, was to, among other things:

•	enable end-users to import, create and compress multimedia content, bundle it with a video “codec” (compression-decompression) player, and then send an e-mail message including that content to distribution lists;

•	provide a completely integrated media presentation, designed to be launched from a web site, encapsulating rich media (images, video, slide shows and text) with electronic commerce capabilities, web site referrals and e-commerce sales effectiveness measurement collection;

•	collect and process measurement information, handle opt-in and opt-outs, integrate with existing online advertising tools and process e-commerce transactions and links to web sites; and

•	allow content creators to combine images, video, slide shows and text into a compelling advertisement utilizing the benefits of the Summus, Ltd. wavelet-based technology.

      Toward the end of the first quarter of 2000, a combination of market conditions and potential government regulatory actions caused us to modify our short- and longer-term plans for revenue generation as an application service provider of multimedia content over the Internet. Market resistance developed to the delivery of Internet services via “.exe” file types following certain software vendors’ delivery of such files with viruses. This prompted many companies to configure firewalls to block all files with an .exe extension. This limited the market for e-mail distribution using the MaxxNote (i.e., the video e-mail) module of MaxxSystem. At about the same time, the Federal Trade Commission initiated an investigation into the use of information gathered by permission-based marketing through e-mails and banner ads. In addition, feedback from our early distribution and campaign management service offerings made evident that we needed to add to our service offerings video streaming (together with the computer hardware, network and support facilities to enable use of video streaming) to be a viable player in the marketplace.

      Because we viewed Summus, Ltd.’s compression technology as key to differentiating our rich media direct service delivery from the service offerings of other companies in this market, we entered into discussions with Summus, Ltd. that led to the two companies entering into an asset purchase agreement at the end of October 2000. The terms of the agreement were subsequently amended in late December 2000 and again in late January 2001. On February 16, 2001, we acquired substantially all of Summus, Ltd.’s assets, including its intellectual property in encoding, manipulating, compressing, managing and distributing digital multimedia content, and assumed approximately $2.8 million of Summus, Ltd.’s liabilities. The terms of the asset purchase agreement contemplate that Summus, Ltd. will liquidate following the winding up of its business activities.

      In accordance with generally accepted accounting principles, the acquisition of the assets of Summus, Ltd. is accounted for as a “reverse purchase” in which Summus, Ltd. is treated as the accounting acquirer; the Company, the acquired corporation. As such, we have included financial statements of Summus, Ltd, as well as selected financial data and management’s discussion and analysis of and pertaining to Summus. Ltd., in this annual report on Form 10-K.

     Acquisition of Douglas May & Co., Inc.

      On July 10, 2000, the Company, as part of its strategy to focus on its rich media direct service offering, acquired all of the issued and outstanding capital stock of Douglas May & Co., Inc., a marketing and advertising company that provides design assistance and commercial content development, including audio, video, images and animation, as well as web site design and construction. By virtue of the acquisition of Douglas May & Co., the Company generated its first significant revenues and, from an accounting standpoint, thereby exited the development stage.

The Mobile and Wireless Market

      The Internet has grown rapidly in recent years, becoming a global medium for communication, commerce and entertainment. Initially, the Internet was used primarily to deliver text-based content through applications such as e-mail and file sharing. Continued improvements in the processing power of PCs, the increasing availability of broadband access technologies such as cable modems and digital subscriber lines (DSL), and advances in streaming media and compression technologies have facilitated the delivery of content enhanced with video, audio, animation and other multimedia. As a result, the Internet has become a media-rich environment, capable of delivering audiovisual and interactive programming and services to users.

      Many users have become accustomed to the Internet providing them with access to a wide variety of multimedia content. However, to access this multimedia content, most users today are limited to using PCs that connect to the Internet through wired connections. As personal and business lives become increasingly mobile and complex, we believe many people are finding that wired local area network (LAN) and wide area network (WAN) connections are no longer able to meet all of their Internet access needs. Time-sensitive or location-specific information may require real-time communications, available when and where needed. We believe that more and more Internet users want to be able to send and receive messages, buy goods and services, or negotiate a transaction from any point at any time. The implementation and build-out of wireless LAN, with the wiring of hotels, airports, corporate campuses and retail establishments such as coffee houses, is suggestive of this perceived desire for mobility.

      The increased need for mobility has coincided with and is reinforced by the rapid growth in worldwide use of wireless and mobile technologies. Given the projections of key industry analysts, the convergence of wireless communications and mobile Internet access appears inevitable. The Yankee Group estimates that there are 40 million mobile professionals in the U.S. alone requiring constant access to e-mail, corporate Intranets and various online services. The Gartner Group’s Dataquest unit predicts a $9 billion market for mobile Internet devices by 2004, up from $200 million in 1999. Dataquest also predicts that the number of wireless data users in North America will increase from 5.7 million in 2000 to over 70 million in 2004. Of the more than 1 to 1.2 billion cell phones that vendors estimate will be in use by 2005, between 30-40% are expected to be streaming media-enabled. The Strategis Group has estimated that mobile data services will be used by 60% of the U.S. population in 2007. Subscribers will rise from 5 million in 2000 to 172 million in 2007.

      From the perspective of the wireless service providers, competition is increasing as a result of deregulation, privatization, industry consolidation and the continued deployment of multiple competing wireless networks within the same geography. Although many wireless service providers have experienced strong subscriber growth, efforts to attract and retain these subscribers have resulted in significant price-based competition. Furthermore, increased competition has resulted in higher customer acquisition costs, lower average revenue per subscriber and a greater likelihood that subscribers will switch from one wireless service provider to another, a phenomenon known as “customer churn.” In response to these trends, wireless service providers are seeking ways to differentiate their services to generate additional revenue, attract new subscribers and promote subscriber loyalty. Many wireless service providers have already made significant investments to migrate from analog networks to more robust digital networks in an effort to improve the efficiency, capacity and bandwidth of their wireless networks and are now developing and testing next generation, higher bandwidth networks to support the delivery of more bandwidth-intensive applications and services. Mobile data services are expected to be the cornerstone of wireless carriers’ efforts to reduce customer churn, increase average revenue per use, and generate the revenues to cover the considerable network infrastructure investments being made.

      The emergence of the Internet as a distribution channel for multimedia content has increased competition among programming providers, as well. Programming providers include traditional media companies, such as newspapers and television networks, as well as new digital content providers. Traditional media companies are seeking to adapt their existing content, as well as develop new content, for deployment over the Internet, while new digital content providers are designing content specifically for delivery over the Internet. Consequently, programming providers are designing and deploying streaming interactive audio, video and other multimedia content in an effort to enrich their web sites and attract users. These trends have led to a significant increase in content available on the Internet, creating an intensely competitive environment among programming providers to maintain and broaden their potential audience. As a result, programming providers are seeking new platforms other than PCs for their multimedia content, including PDAs, smart phones and other mobile information devices.

      For wireless to deliver on its anticipated potential, wireless devices must be supported by an overall value proposition — a combination of device, wireless network, content and services, together with product and service pricing models — satisfactory to the end user. The differing characteristics of wireless device use in different geographic markets suggest that what will prove satisfactory to end users in those markets may differ. U.S. users and service providers have built up expectations that wireless Internet will provide a user experience similar to wireline Internet. This Internet orientation is attributable to the well-developed fixed infrastructure with ample broadband access potential (via cable or DSL) that exists in the U.S., together with the flat-rate pricing structure for local calls and cable access which lends itself to high-volume usage. Given the high expectations for a mobile Internet that will emulate the fixed Internet experience, the constraints of today’s wireless technology may lead to much disappointment among users as they pay for apparently inferior access to content (as a function of lower speeds with higher latency, and the risk of a lost connection at any moment). In contrast, in Europe (where industry analysts estimate that 70% of adults have mobile phones) and in Japan, the mobile phone has become an inherent part of life. To date, the data needs of Europeans have been largely limited to more simple wireless Internet services, such as short message service (SMS) (similar to e-mail).

      Regardless of how participants in the industry seek to deliver the Internet to subscribers, a number of major issues and challenges exist, including:

     Required Investment in Network Infrastructure

      It has been reported that cellular carriers, such as AT&T Wireless, Sprint PCS and Nextel, have collectively made investments of more than $60 billion in the past three years to upgrade their networks from analog to digital. The transition from analog to digital networks represents the progression from first to second generation technology. In digital transmissions, conversations are converted into ones and zeros. Unlike analog transmissions, which are sent as a continuous electrical signal, digital transmissions are a combination of on and off pulses of electricity. The move from analog to digital has meant that networks can accommodate more calls, and calls are clearer because there is less interference noise. But today’s digital networks are designed primarily for voice traffic, not data. Voice traffic has far different requirements than data traffic. The data transmission rates for wireless Internet are presently quite slow, approximately one-fifth the speed of an average desktop dial-up Internet service. Upgrading these networks will require huge investments by wireless carriers in spectrum, as well as base station and other infrastructure equipment, even before existing investments have proven profitable.

     Availability of Bandwidth

      Government studies released in late March 2001 have cast significant doubt that there will be frequency bandwidth or spectrum available for the auctioning of licenses (such auctioning anticipated to occur between 2002 and 2004), licenses viewed as crucial to the roll-out of the so-called third generation wireless high speed Internet-enabled handheld technology. The studies of military, other governmental and commercial users of the airwaves have concluded, in effect, that the spectrum has become overcrowded real estate with little room for co-existence between current license holders and those seeking new licenses, most notably wireless telephone companies.

     Achieving Acceptable Rates of Return

      If developments in the wireless world follow those of the wired world, prospects for the wireless carriers are far from clear. Wireless network operators’ current business model is vertically integrated, one-stop shopping. They distribute handsets, own the networks, sell the services and provide content. In contrast, in the wired world one might purchase a handset from one company, rely on two different companies for local and long-distance phone service, and have a fourth company as one’s Internet Service Provider. European telecommunications regulators have dictated that wireless carriers in Britain and France provide their customers with codes to program their mobile phones to go directly to a content provider of their choice, bypassing the carrier’s Internet portal. Once the operators lose their grip on their customers, the returns anticipated from Internet-access driven revenues will be less certain.

     Will Demand Meet Expectations?

      Notwithstanding the projections of industry analysts, there remains some uncertainty as to whether cellular users really want their phones for other than voice calls. Even with the less-developed Internet infrastructure in Europe and Asia, which has contributed to the popularity of wireless, most users still use their devices for messaging and communications, not Internet surfing. A June 2000 survey by the Yomiuri Shimbun, a leading Japanese newspaper, found that 40% of Internet-enabled mobile phone users are not accessing the Internet. A Nippon Research Institute study in September 2000 came to a similar conclusion. A January 2001 survey conducted by Ion Global found that 26% of the respondents who subscribe to NTT DoCoMo’s i-mode service don’t use their handsets for e-mail or online content. The same is true in the U.S., where only about 5-6 million mobile phones are Internet-enabled. This may be, in part, because networks require cumbersome data compression using the so-called Wireless Application Protocol (WAP) to enable Web site slivers to be viewed on tiny cellphone screens. WAP is based on Wireless Markup Language (WML). Currently, web sites have to be specifically designed for WAP. Only about 1% of the web is available in WML.

     Sufficiently Valuable Applications/ Services

      The promise of mobile data will be realized only if compelling, revenue-generating applications and information services are developed, on platforms enabling Internet access on any wireless network. Service providers will also have to address the different configuration of content for Internet-enabled mobile handsets so as to work on an array of such devices and be able to scale to suit the bandwidth of a variety of mediums.

Our Market Niche

      In addition to the issues and challenges identified above, the delivery of multimedia content over wireless networks requires overcoming certain technical challenges, including:

•	the transmission difficulties caused by high error rates and low and varying transmission speeds inherent in wireless networks;

•	delivery of such content without adversely affecting the delivery of voice and data services; and

•	the limited processing power and battery life and varying display sizes of mobile information devices.

      We are developing multimedia technology designed to address the bandwidth, error constraints, contention with voice and data traffic, and power challenges associated with multimedia content transmission over existing and future wireless networks. In an increasingly multimedia-oriented environment, multimedia content consumes bandwidth when transmitted, as well as storage space at origin and destination. Multimedia content within text-based communications translates into increased transmission time, greater storage requirements and higher communications costs. Even with the increased bandwidth of third generation network infrastructure, there should still be a need to make the best possible use of available bandwidth. Thus, we believe there will be a continuing need for our technology into the indefinite future.

      Our technology is based on certain key mathematical theories and tools, using advances and results from the fields of wavelets, non-linear partial differential equations and dynamical systems, and graph theory and topology. We use these tools to create highly efficient algorithms for different types of information processing with low computational complexity and low memory usage.

      Our approach recognizes that the multimedia and information access experience requires coordination of low and high level processing. In low level processing, each element of information is considered independent of other informational elements, somewhat like looking at the letters in a sentence to determine its meaning. Low level processing tends to overwhelm the resources of most devices as soon as any attempt to capture higher level relationships is made. In high level processing, the whole “sentence” is attached to a meaning at once. High level processing requires processes to transform the basic informational elements into meaningful terms. Our wavelet-based processing provides a rich alphabet for the exchanges between low and high level processing of multimedia information. Although wavelets are basically low level processing elements, they are an effective starting point for more sophisticated processing in many practical applications, such as compression and information identification.

      Wavelets are useful because they lead to accurate and efficient prediction (thus enabling fewer bits to describe the information), but are unable to address fully the requirements of the high level processes. To solve the more challenging problems presented by our business focus — limited bandwidth, processing power, memory, I/ O, etc. — we have developed “representation” tools and techniques that extend beyond the limitations of wavelets. These tools build on the same fundamental approach: an integrated and coordinated interaction between low and high level processing.

Our Strategy

      Subject to our liquidity constraints, we intend to invest significantly in research and development and personnel to ensure the continued development of our technology and its compatibility with new generations of hardware and software. Specifically, we intend to improve our multimedia technology, including image, graphics and video technology, and build on our experience gained in developing our information recognition technology. We have a strong reputation within the government market as a result of our providing research and development work for numerous Department of Defense organizations such as the Office of Naval Research, the Army Research Lab, the Night Vision Lab, Air Force Office of Scientific Research, Sandia Labs and Los Alamos Labs. The focus of these development efforts has been to utilize government funding to exploit the development of new dual use technologies.

      Critical to our success will be successful commercial deployment of our technology and software, and our ability to develop and commercialize new enhancements to our technology in a timely manner. In that regard, we hired Barry J. Johnson as Vice President-Products in mid-June of 2001. Mr. Johnson has served in various product marketing capacities at Motorola, Inc., Gateway, Zenith Data Systems, NCR and, most recently, Dial2Go, Inc. Mr. Johnson’s first projects at the Company will be to prioritize our product development efforts and position our new product line to maximize revenue generation.

      Our strategy is to continue to work toward commercial release of our BlueFuel™ product line currently under development and to enter into business relationships and alliances with device manufacturers, content providers and cellular carriers to extend the reach of multimedia applications to wireless and mobile devices. It is our intent to license our technology and provide a framework to those with whom we enter into such relationships and alliances that will increase usage, sell devices and increase their customer base.

      Although we are in the process of building relationships with wireless and mobile device manufacturers, content providers and cellular carriers, we have not, as yet, entered into any formal contractual agreements with these parties, and have not, to date, executed any product orders for the BlueFuel™ product line currently under development. See “Our Products — Future Products” below.

      We recognize that a concern for our corporate viability and the related concerns regarding our lack of financial resources and ability to meet specific applications demands and provide product support may hamper our efforts to forge such business relationships and alliances. Nevertheless, management believes that the attributes of our technology will provide opportunities to enhance our product awareness and profile through such relationships and alliances.

     Semiconductor and Device Designers and Manufacturers

      Our relationship with semiconductor and device designers and manufacturers will revolve around embedding our products for decoding content in the microprocessors or digital signal processors (DSPs) in digital cell phones and PDAs.

      We have become a core developer for Qualcomm, Inc.’s Binary Runtime Environment for Wireless (BREW) platform. BREW is an applications platform for wireless devices using a variety of air interfaces including, among others, Code Division Multiple Access (CDMA), which is expected to be the leading standard for third generation, high speed wireless voice and data communications. The BREW platform provides a standard programming environment that gives software developers the tools to create compelling wireless Internet applications and services that can be offered by wireless carriers to their customers. As a core developer for BREW, we will be working with Qualcomm to BREW-enable a multimedia platform for applications such as video and image delivery and playback, as well as 3D graphics delivery and rendering.

     Content Providers

      In seeking to build relationships with content providers, our approach will be to provide products for encoding and efficient storage of multimedia content for viewing by digital cell phones or PDAs. Content providers are accustomed to traditional means of message delivery (i.e., print media and the Internet). The mobile and wireless media extend the reach of content providers, thereby offering the potential for increased revenue generation. We are currently engaged in discussions with various content providers with whom we may enter into commercial alliances to deliver, for example, sports and entertainment content using our BlueFuel™ suite of products. See “Our Products” immediately below.

     Cellular Carriers

      In seeking to build relationships with cellular carriers, we will focus on providing technology to facilitate multimedia content transmission via specific carrier air interface networks (e.g., GSM, TDMA, CDMA) in conjunction with carrier device manufacturers.

Our Products

     Existing Products

      We develop proprietary commercial software for complex imaging, information management, object recognition and multimedia compression with existing applications in the fields of mobile and wireless communications and information processing. Our current product portfolio includes:

•	Wavelet Image Software Developers Kit (SDK) Version 4.1 — This product allows software developers to incorporate wavelet compression technology within their products. The Summus Wavelet Image SDK will be updated to include support for JPEG2000, an international still image compression standard approved in January 2001. The Wavelet Image SDK will be updated to support rendering of JPEG2000 images as well as advanced features available only through Summus wavelet implementations.

•	Photo ID Software Developers Kit (SDK) Version 2.0 — This product provides all the standard features of the Wavelet Image SDK with the addition of specialized compression technology to handle portrait-style images, such as passport, license and credit card photos.

     Future Products

      We anticipate that our future wireless and mobile device related products will, among other things, shorten the time by which multimedia information is broadly available using such devices, enhance and expand the multimedia experience for the mobile and wireless device user and establish a foundation for our future growth. Such products are expected to address features that participants in this market have identified as key to delivering on the overall value proposition, including:

•	cool processing focused (to address size, display, battery life, power dissipation and memory constraints or limitations);

•	form factor and application adaptive;

•	technology agnostic and wireless telephony standards sensitive;

•	modular and flexible architecture/framework;

•	application-specific end-to-end solutions focused;

•	always-on/on-the-fly decision support;

•	privacy vs. individualization;

•	information sharing networks; and

•	fast, reliable and robust information access.

      Although the rapid and significant technological change occurring within the wireless communications industry may dictate a change in the Company’s product development strategy, the Company anticipates that its future product portfolio will include the following:

•	THE EFFICIENCY ENGINE™ — an operating framework designed to efficiently route, store and monitor multimedia traffic in a network. Our framework is the basis for making it possible to efficiently transmit and view multimedia content over current and future wired or wireless networks. We anticipate marketing the Efficiency Engine™ to wireless carriers, device manufacturers and content providers.

•	BLUEFUEL™ VIDEO — video compression software for multimedia applications. The software will enable the delivery of multimedia content faster and more efficiently than other methods available today. The BlueFuel™ Video software will offer content on existing and next generation devices in smaller file sizes and at faster speeds than prevailing technologies. Because of its efficiency, mobile handsets will be optimized to deliver exceptional video quality — even with low-bandwidth connection speeds — while at the same time conserving battery power. We anticipate marketing BlueFuel™ Video, in conjunction with wireless carriers and manufacturers of cell phones and PDAs, primarily to content providers.

•	BLUEFUEL™ CREATE — a content creation tool designed specifically for optimized user experience for specific types of devices in both the wired and wireless market. BLUEFUEL™ Create will run primarily in a PC environment and take advantage of the EFFICIENCY ENGINE’s™ operating environment to provide content for both wired and wireless markets. In addition, a subset of BlueFuel™ Create may be available in specific devices to take advantage of content compression within the device. This creation tool will support our proprietary technology as well as industry standard formats. We anticipate marketing BlueFuel™ Create to content providers.

•	BLUEFUEL™ SERVER — Our multimedia streaming server will be designed for optimized delivery over wired and wireless networks. This server will utilize our Efficiency Engine™ operating environment to serve content to both wired and wireless end user devices. Our server will support our proprietary framework as well as industry standard formats. We anticipate marketing BlueFuel™Server to content providers, wireless portals and wireless carriers.

•	BLUEFUEL™ PLAYER — BlueFuel™ Player software will be designed for wireless, PC and handheld devices. BlueFuelTM Player will be optimized to support content created and served with BlueFuel™ Create and BlueFuel™ Server, utilizing the Efficiency Engine™ framework. In addition, BlueFuelTM Player will support content provided from third party servers and support REAL and MPEG4 formats. We anticipate marketing BlueFuel™ Player to manufacturers of cell phones and PDAs.

      We are presently focusing our product development resources on porting BlueFuel™ to the Qualcomm BREW platform. This effort is expected to consume the majority of our technical and business development resources through the balance of 2001. We anticipate that the first version of the BlueFuel™ Efficiency Engine™ will be available during the fourth quarter of 2001. We are targeting commercial release of BlueFuel™ Video solution (including BlueFuel™ Player, BlueFuel™ Create and BlueFuel™ Server) in the first quarter of 2002. In parallel with this effort, we are dedicating additional resources to define, develop and execute a beta/field trial for BlueFuel™ Video to support our internal development efforts and begin to develop market awareness for BlueFuel™. This beta/field trial is planned for the second half of 2001.

      During the second half of 2001, we intend to identify a second major platform for BlueFuel™ Video and begin porting efforts. This will require focused engineering resources to execute. We are targeting commercial release of products ported on this platform in the second quarter of 2002.

      We anticipate that the various components of the BlueFuelTM product line will be licensed separately or in combination with one another, with pricing dependent on the number of components licensed. Our present revenue model contemplates that wireless carriers or service providers licensing the BlueFuelTM product line would be assessed a base fee plus a royalty for each subscriber that signs up to use the service (e.g., by downloading BlueFuelTM Player or accessing BlueFuelTM Server). A further charge would be assessed if the service provider requires additional servers. In some cases, we may effectively subsidize the rollout of the BlueFuelTM product line through a revenue sharing arrangement entered into with a handset manufacturer, content creator and service provider.

Sales and Marketing

      We intend to market our technology primarily through our direct sales force and through leading semiconductor and device designers and manufacturers and programming providers. We are continuing to build a team of application and field engineers to support our direct sales force in business development and sales activities.

      Our lack of financial resources has hampered our ability to fully capitalize on our marketing strategy, which is focused primarily on increasing awareness of the capabilities of our technology, developing relationships with content providers, wireless carriers and Internet portals. We are also engaged in promoting our brand name and creating demand for our software and services. We market our products through industry trade shows, press releases, public relations initiatives (including through consultants) and our web site. In addition, we are actively working with a number of trade publications and industry analysts to educate the market on the deployment and benefits of our software. As of May 31, 2001, we had 5 employees in our marketing and sales department, and we expect this number to increase over the next 12 months, subject to our liquidity constraints.

Competition

      Our financial and operating success depends, among other things, on the success of our existing and anticipated products and services. If those products and services fail to keep pace with the rapid changes in technology and customer and supplier demands, we may not become or remain profitable. There can be no assurance that our products and services will achieve market acceptance or commercial success. We expect competition to persist and intensify in the future.

      We believe that the primary competitive factors of multimedia business for the mobile and wireless environments will include:

•	pricing and licensing terms;

•	compatibility with new and existing image, graphics and video compression formats;

•	compatibility with the user’s existing network components and software systems;

•	compatibility with the user’s need for on-the-fly information processing;

•	quality and reliability;

•	access to distribution channels necessary to achieve broad distribution and use of technology and products;

•	capability to license or develop and support secure formats for digital media delivery, particularly video;

•	ease of use and interactive user features in products; and

•	ease of finding and accessing content over the Internet and wireless networks.

Our failure to adequately address any of the factors listed above could harm our business strategy and our operating results.

      The markets for our technology are rapidly evolving. In seeking to establish a presence in the mobile and wireless Internet, we expect to face competition from, among others:

•	wireless infrastructure, equipment and device manufacturers, including Ericsson, Lucent Technologies, Matsushita Communications, Motorola, NEC Corporation, Nokia, Nortel, Samsung Electronics, Microsoft Corporation, PacketVideo Corporation and Toshiba, many of which are developing or have announced plans to develop competitive products;

•	Microsoft Corporation, which has announced that it intends to support multimedia capability in its Windows CE operating system for mobile information devices;

•	developers of streaming media technologies such as Apple Computer, Emblaze Systems and RealNetworks, Inc.;

•	developers of video compression technology;

•	wireless service providers, such as NTT DoCoMo, Orange, Sonera and US West;

•	semiconductor designers and manufacturers such as Intel, Qualcomm and Texas Instruments, which may develop their own software to embed on the hardware they already produce; and

•	providers of wireless software applications and content aggregation, such as Phone.com and InfoSpace, which may capitalize on their existing market share and expand their product offerings.

We may not be able to establish or maintain any significant competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

      We continually strive to incorporate new technology into our products. Introducing new technology involves numerous technical challenges, substantial amounts of personnel resources and frequently requires months to complete. There can be no assurance that we will be successful at integrating new technology on a timely basis or without degrading the responsiveness and speed of our existing products or that, once integrated, such technology will function as expected.

Research and Development

      The market for our services is, and is likely to remain, characterized by rapid technological change and evolving industry standards, making timely product innovations critical. The introduction of products embodying new technology and the emergence of new industry standards could render existing products obsolete and unmarketable. We believe that our future success will depend on our ability to provide software and technologies to meet specific market demands, license and/or develop and market new products and enhancements to existing products on a cost-effective and timely basis in response to customer requirements, as well as market trends and demand. Accordingly, our business plan provides for us to continue to invest significantly in research and development. As of May 31, 2001, we had 19 employees engaged in research and development. Research and development currently represents 61% of our work force and 34% of our operational expenses.

Intellectual Property Rights

      We regard our copyrights, trademarks, trade secrets and similar intellectual property as critical to our success and attempt to protect our rights by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We have filed a United States trademark application for BlueFuel™. There can be no assurances that these steps will be adequate, that we will be able to secure trademark registrations for all of our marks in the United States or other countries or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights.

      We currently have no issued patents but have filed certain provisional patent applications. We are also examining whether further patent protection will be sought. There can be no assurance that patents will become a significant part of our intellectual property in the foreseeable future.

      Effective trademark, service mark, copyright, trade secret and patent protection may not be available in every country in which our products may be distributed and policing unauthorized use of our proprietary information will be difficult, if not impossible.

      We generally enter into confidentiality agreements with our employees and consultants and generally control access to and distribution of our documentation and other proprietary information. It may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

      Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving and no assurance can be given as to the future viability or value of any of our proprietary rights within this market. There can be no assurance that the steps we have taken will prevent misappropriation or infringement of our proprietary information or rights. Any such misappropriation or infringement could have a materially adverse effect on our business, results of operations and financial condition. In addition, litigation may be necessary to enforce and protect our intellectual property rights, or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a materially adverse effect on our business, results of operations and financial condition.

      From time to time, third parties have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us or to third party providers of technology to us. We and/or such third party providers of technology may increasingly face infringement claims as the number of competitors in our industry segments grows and the functionality of products and services in different industry segments overlaps. Other than as disclosed in Item 3 of this Form 10-K, we do not have any intellectual property infringement claims or suits against us of any kind. However, we may be party to additional litigation in the future. Any third-party claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us could harm our future competitiveness and profitability.

Government Regulation

      Because of our contracts with governmental agencies, we are required to comply with various government regulations and policies. For instance, we are required to maintain employment policies relating to equal employment opportunities, and are subject to audit by the government to confirm compliance with these policies. If we fail to comply with regulations that apply to us, as a government contractor, we may face sanctions, including substantial fines and disqualification from future contract awards.

      We are not otherwise currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The telecommunications industry is subject to regulation by federal and state agencies, including the Federal Communications Commission (FCC), and various state public utility and service commissions. While such regulation does not necessarily affect us directly, the effects of these regulations on the wireless network operators with whom we are seeking to develop relationships may, in turn, negatively affect our business. FCC regulatory policies affecting the availability and licensing of bandwidth and other terms on which service providers conduct their business may impede our plans for the deployment of our technology.

      Legislative proposals have been made in the U.S. that, if enacted, would afford broader protection to owners of databases of information such as stock quotes, weather and traffic information and sports scores. If enacted, this legislation could result in an increase in the price of services that provide data to wireless communications devices and could create potential liability for unauthorized use of this data.

Employees

      As of May 31, 2001 we had 38 full-time employees, including 5 in marketing and sales, 19 in research and development, 7 in corporate operations and administration and 7 in our wholly-owned subsidiary, Douglas May & Co. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

RISK FACTORS

•   We have incurred substantial losses, expect to incur losses in the future and may never achieve profitability.

      We have, since commencing business operations in August 1998, incurred (and expect to continue to incur for an extended period of time) net losses. For the years ended December 31, 2000 and 1999, we had a net loss of $12,441,655 and $9,684,529, respectively. As of December 31, 2000, we had an accumulated deficit of $24,264,113 and a working capital deficit of $3,051,731.

      Summus, Ltd. has also incurred net losses. For the years ended December 31, 2000 and 1999, Summus, Ltd. had a net loss of $11,451,281 and $8,846,980, respectively. As of December 31, 2000, Summus, Ltd. had an accumulated deficit of $23,414,113 and a working capital deficit of $3,727,660.

      To date, we have generated limited revenue from our operations and have been dependent upon issuances of our equity to raise the necessary operating capital to sustain our operations. We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.

      We will need to increase significantly our revenues to achieve and maintain profitability. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability. With the foregoing in mind, our auditors have included in their report on our financial statements a qualification that our financial condition raises substantial doubt about our ability to continue as a going concern.

•   If we are unable to obtain substantial additional financing we may not be able to remain in business.

      We require substantial working capital to fund our business. For us to implement our business plan, we anticipate that we will need approximately $5 million in working capital in the next twelve months. We have had significant net losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a customer base and the growth and effectiveness of our marketing efforts. If capital requirements vary materially from those currently planned, we may require additional financing. At present we have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop further or enhance our products and services, take advantage of future opportunities, respond to competitive pressures or, ultimately, to continue in business.

•   We are in default for non-payment under several of our material contracts with previous and existing vendors and such vendors may seek payment through litigation or otherwise.

      As of May 31, 2001, we had approximately $5.7 million of accounts payable, accrued expenses, notes payable and capital lease obligations and are in default of payment terms with several of our vendors. The vendors for which more significant amounts are owed have been contacted. We are in discussions with such vendors for purposes of seeking to negotiate down the amounts due, extend the payment terms and/or satisfy amounts due through a combination of cash and stock. In certain cases, we are in the process of structuring extended payment terms providing from 9-18 months of additional time to effect payment. In addition to our indebtedness to vendors, we are also delinquent in the payment of amounts due legal and other advisors. There can be no assurance that our vendors and advisors will be willing to agree to any concessions or that we will be able to generate sufficient funds to satisfy our debts.

•   We are attempting to commercialize a new technology and new product line in what is for us a new market and, to date, have invoiced no sales from this product line.

      We are attempting to commercialize our technology in what is, for us, a new market. Although the Company is in the process of building relationships with wireless and mobile device manufacturers, content providers and cellular carriers, the Company has not entered into any formal contractual agreements with these parties and, to date, has not executed any product orders for this product line.

•   With the contemplated divestiture of Douglas May & Co., Inc. and our MaxxSystem-based rich media direct service offering, the business operations of the Company that will remain will, in essence, be entirely that of Summus, Ltd. A significant percentage of Summus, Ltd.’s revenue stream in recent years has been derived from agencies of the U.S. government. If the government uses less of our services or terminates its relationship with us, our revenues could decline substantially and our business could be harmed.

      We are in the process of divesting ourselves of Douglas May & Co., Inc. and our MaxxSystem-based rich media direct service offering. Our intention is to license and provide source code to a portion of the MaxxSystem product suite as part of this divestiture. Once we have done so, our continuing business operations will, in essence, be entirely that of Summus, Ltd. at the time of our acquisition of substantially all that company’s assets in February 2001. In the years ended December 31, 2000 and 1999, 60% and 76%, respectively, of Summus, Ltd.’s revenues were derived from agencies of the U.S. government, principally the Department of Defense. We believe that government projects are likely to continue to account for a significant portion of our revenues for the foreseeable future.

      Government contracts are often subject to a competitive bidding process, which is governed by applicable federal and state statutes and regulations. The procurement process for government contracts is complex and can be very time consuming. Contracts with governmental agencies are subject to the risk of unilateral termination by the government for its convenience and reductions in services, or modifications in contractual terms, due to changes in the government’s requirements or to budgetary constraints. In addition, the government may not continue to fund projects on which we work. Even if funding continues, we may not obtain this funding.

•   The U.S. government has certain rights relating to our intellectual property.

      Much of our technology is the result of retaining ownership of inventions made under U.S. government-funded research and development projects. With respect to any invention made with government assistance, the government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the technology or have the technology employed for or on its behalf throughout the world. Under certain conditions, the U.S. government has “march-in” rights.” These rights enable the U.S. government to require us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to responsive applicants, upon terms that are reasonable under the circumstances. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the United States. The exercise of these rights by the government could create potential competitors for us if we later determine to develop the technologies and utilize the inventions in which the government has exercised these rights.

•   Under the terms of his executive employment agreement, we granted Dr. Bjorn Jawerth, our Co-Chief Executive Officer and Chief Scientist, a license to make and use new technology developed during the 12-month period following our acquisition of Summus, Ltd.’s assets, subject to his fiduciary duties as a director and/or officer of the Company.

      In connection with our acquisition of Summus, Ltd.’s assets in February 2001, we entered into an executive employment agreement with Dr. Bjorn Jawerth. For a more complete description of the terms of that employment agreement, see Item 11. “Executive Compensation — Employment Agreements.” Under

the terms of the employment agreement, we granted to Dr. Jawerth a personal, non-exclusive, non-transferable worldwide license, without the right to sublicense, to make and use new technology that is developed during the twelve months following the closing. Dr. Jawerth’s rights under this license are subject to his fiduciary duties as a director and officer of the Company and to his obligations under the non-compete provisions of the employment agreement, which have a duration of 18 months following the termination of the employment agreement for any reason. This license will terminate twelve months after the closing of the acquisition or such later date as may be determined by the Board of Directors, excluding Dr. Jawerth. If the Company ceases to be a going concern prior to the termination of the license, the license will be perpetual and will include the rights to sell products and services using the new licensed technology and the right to sublicense. In view of the foregoing and particularly in light of the Company’s financial condition, Dr. Jawerth may have certain conflicts of interest with respect to the development of new technology. Should Dr. Jawerth take any actions that we perceive to be inconsistent with or in breach of his fiduciary duties as an officer or director of the Company, the members of the Board of Directors other than Dr. Jawerth will take actions deemed appropriate and consistent with applicable law. However, we have no established policies or procedures with respect to such matters.

      In addition, if the Company were to cease to be a going concern, its liquidation value would likely be diminished because, though the technology subject to this license is proprietary to the Company, Dr. Jawerth’s license may reduce the value of such technology upon liquidation.

•   Both the Company and Summus, Ltd. have issued equity securities for consideration or, in the case of stock options, with exercises prices below market value which has resulted and will result in the recording of compensation expense and, in turn, an increase in our net loss.

      In the year ended December 31, 1999, the Company awarded stock options to its employees, consultants and directors exercisable for a total of 1,075,000 shares of common stock, and options to non-employees exercisable for a total of 1,140,000 shares of common stock, at exercise prices below market value on the date of grant. We also issued 335,500 shares of our common stock in 1999 for consideration less than the market value of such shares at the time of issuance (after applying a discount to the market value based on the restricted nature of the securities issued). For the year ended December 31, 1999, we incurred compensation expense and non-cash charges related to the stock option grants and share issuances in the approximate amount of $4.3 million. Our net loss for 1999 increased by the corresponding amount of the compensation expense and non-cash charges.

      As explained in Item 1. “Business — Our History,” the acquisition of the assets of Summus, Ltd., which closed on February 16, 2001, is to be accounted for as a “reverse purchase” in which Summus, Ltd. is treated as the accounting acquirer. As of February 16, 2001, for accounting purposes the historical financial statements of the “Company” are those of Summus, Ltd., not High Speed Net Solutions, Inc. Operating results thereafter will reflect the combined operations of Summus, Ltd. and High Speed Net Solutions, Inc. Thus, the issuance by Summus, Ltd. of equity securities for consideration or, in the case of options, with exercise prices below market value, has resulted and will result in the recording of compensation expense and an increase in the net loss of the “Company.”

      In the year ended December 31, 2000, Summus, Ltd. awarded stock options to its employees and directors exercisable for 1,613,838 shares of its common stock at exercise prices below market value on the date of grant. Summus, Ltd. issued 53,401 shares of its common stock in 1999 for consideration less than the market value of such shares at the time of issuance. For the year ended December 31, 2000 and 1999, Summus, Ltd. incurred compensation expense related to the stock option grants and share issuances in the amount of $3,106,472 (of which $2,127,962 was amortized to expense) and $2,670,050, respectively.

      As of December 31, 2000, we anticipate that the Company will incur additional expense in the approximate amount of $978,510 over the next three years ending December 31, 2003. Our earnings/(net loss) will be decreased/(increased) by the corresponding amount of compensation expense in each of the stated years. We may also compensate our employees and directors with stock options or grant warrants to purchase our common stock in the future that may have a dilutive effect on our earnings.

•   The sale of a large number of shares of our common stock could depress our stock price.

      Of the 34,056,179 shares of our common stock outstanding as of May 31, 2001, an aggregate of 26,009,908 shares are freely tradable without restriction in the public market unless the shares are held by “affiliates,” as that term is defined in Rule 144(a)(1) under the Securities Act of 1933. This includes the 20,197,797 shares of common stock issued in connection with the acquisition of Summus, Ltd.’s assets. The terms of the asset purchase agreement governing this transaction include a “market stand-off” provision under which the Summus, Ltd. shareholders who received shares of the Company’s common stock in the transaction have agreed to a limitation in the number of shares that may be sold during the twelve-month period following the closing of the transaction (which occurred February 16, 2001). Specifically, only 1.5% of the shares held by any such shareholder may be sold or otherwise disposed of in public market transactions in each of the third through twelfth months following the closing. This restriction does not, however, apply to an indeterminate number of shares issued to Dr. Bjorn Jawerth and his ex-spouse equal in value to $2.5 million and $1.0 million, respectively. Upon the first anniversary of the closing, there will be no contractual restrictions on the sale or disposal of any of the shares issued in the transaction.

      In addition, as of May 31, 2001, there were outstanding warrants to purchase 4,437,064 shares of common stock and options to purchase 3,819,176 shares of common stock, 2,006,141 of which were fully vested.

      In accordance with registration rights that we have granted to various individuals and entities, we are obligated to register approximately 10.4 million shares of our common stock for public resale. We intend to file a registration statement on Form S-1 to register any and all shares for which the holders seek to have covered by such registration statement as soon as reasonably practicable. Further, the Company may be obliged to grant registration rights in connection with future issuances of securities providing for accelerated entry into the marketplace of such securities.

      The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, if at all.

•   The wireless multimedia industry is new and rapidly evolving, and we may not be able to accurately predict its size, needs, development or rate of growth.

      The market for our software and technologies is new and rapidly evolving. Wireless service providers are only beginning to offer commercial services that require our software today and, as a result, we cannot assess current or future demand for wireless delivery of multimedia content. We also do not know whether our software will address the needs of the wireless Internet market or whether this market will be large enough to sustain our business. We may not be able to develop and introduce software, software enhancements or services that respond to market demands, technology developments, increased competition or industry standards on a timely basis, or at all. If this market does not evolve in the manner or in the timeframe that we anticipate, or if we are unable to respond to new market developments promptly, our business and prospects may suffer.

•   The success of our business will greatly depend on our ability to develop and enter into strategic relationships with wireless service providers, semiconductor and device designers, wireless device manufacturers and content providers.

      Our business will depend on our ability to develop relationships and enter into agreements with companies in key industry groups, including:

•	wireless service providers that we expect will deploy our technology to deliver multimedia content and services to their subscribers;

•	semiconductor and device designers and manufacturers that we expect will embed our technology in their products to enable the viewing of multimedia content; and

•	content providers that we expect will rely on our technology to deliver multimedia content over wireless networks.

      We are in the early stages of developing these relationships. None of these relationships have been formalized as yet in binding agreements. In particular, our relationships with wireless service providers are at a very early stage and, as a result, we have not determined whether our contemplated revenue model will be accepted by them. We may need to modify our revenue model to suit the needs of particular wireless service providers. If we are unable to establish a sufficient number of strategic relationships on terms commercially favorable to us, our business and prospects are likely to be adversely affected.

•   Our business will depend on others providing multimedia content and developing applications for mobile information devices.

      The amount and availability of multimedia content and applications for delivery over wireless networks will likely be key factors in determining whether, and the rate at which, wireless service providers deploy our software and technology. This will, in turn, likely depend on how rapidly wireless carriers build out the third generation wireless infrastructure. Our business will depend on third parties to adapt their existing content and develop new content for delivery over wireless networks. If third parties fail to develop sufficient quantities of multimedia content and applications, wireless service providers may not commercially deploy our software and technology, and our business and prospects would be adversely affected.

•   Our business will depend on wireless service providers adopting our software and on their subscribers’ demand for multimedia content.

      Our success will depend heavily on timely deployment by wireless service providers of our software in their networks. Wireless service providers may not deploy, or may be slow in deploying, our software due to a number of factors including the availability of competing products, lack of subscriber demand, as well as interoperability, implementation, support or maintenance concerns. In addition, if our current or future field trials with wireless service providers are unsatisfactory, they may not deploy our software at all or may require costly or time-consuming modifications to our software before deployment.

      Even if wireless service providers offer multimedia content services based on our software, their subscribers may not be willing to buy these services. Subscribers are accustomed to viewing video images on the comparatively large displays of television screens and PC monitors and may not be willing to use mobile information devices, which typically have smaller screen sizes, to view multimedia content. Additionally, subscribers may not be willing to pay to view multimedia content on mobile information devices because this content can be viewed at a lower cost using other connections, such as satellite and wireline connections. Also, subscribers may not be willing to purchase new devices or upgrade their existing devices to include multimedia content viewing capability.

•   If mobile information devices for delivery of multimedia content are not widely adopted or if semiconductor and device designers and manufacturers fail to embed our technology in their products, our business will be harmed.

      We believe that mobile information devices will be the principal means for the wireless delivery of multimedia content. Only a small percentage of these devices are currently capable of receiving and displaying multimedia content. In order to enhance the viewing of such content, new or upgraded devices that offer more advanced displays and support higher bandwidth wireless services are required. If semiconductor and device designers and manufacturers are unable to design, manufacture and widely distribute mobile information devices capable of displaying multimedia content in a timely manner, our business will suffer.

      We are in the early stages of building relationships with semiconductor and device designers and manufacturers. Even if we secure binding agreements with these designers and manufacturers, they may not produce, promote or sell devices that incorporate our technology. If we fail to achieve widespread distribution of our technology in mobile information devices, our business will be adversely affected.

•   If we fail to commercialize our software and technology, or to develop and commercialize additional enhancements to our software and technology, we may not be able to compete effectively and our business will suffer.

      Our software and technology is new and has not yet been commercially deployed. Our success depends on our ability to commercially release our software based on our technology in a timely manner. Our success also depends on our ability to develop and commercialize new enhancements to our technology in a timely manner. If we fail to commercialize successfully our software and technology, or to develop new software and technology, we will not be able to compete successfully.

•   Summus, Ltd. has in the past experienced delays in product releases, and we may similarly experience delays in the release of products and upgrades in the future.

      We will need to continue to introduce, on a timely basis, new products and product upgrades to add new features, functionality and technology that our target customer base desires. In the past, Summus, Ltd. has experienced delays in the planned release dates of certain of its software products and upgrades of such products, including certain modules that were to comprise MaxxSystem. As a result, no assurances can be provided that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of products or product upgrades. In addition, the reallocation of resources associated with any such postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. This could have a material adverse effect on our results of operations.

•   We expect that the wireless communications industry and its technology will undergo significant change in the foreseeable future. If we do not continuously improve our technology in a timely manner, our products could be rendered obsolete.

      The wireless communications industry is experiencing rapid and significant technological change. This change includes the increase in pace of upgrades in existing wireless systems, evolving and constantly changing industry standards, ongoing improvements in the capacity and quality of digital and compression technologies, and changes in consumer needs and preferences. Alternative technologies may develop for the provision of wireless services and the provision of other compression technologies to wireless services that may provide wireless services or compression technologies superior to those that we plan to offer to the wireless market. These changes and developments may render our products and technologies obsolete in the future. Accordingly, our success depends on our ability to adapt to these changes, particularly to develop or adapt products and services or acquire new products and services that can compete successfully. There can be no assurance that we will select and develop appropriate technology and products on a timely basis. Our failure to develop or obtain appropriate technology could adversely affect our ability to be competitive.

•   Our products are complex and we may not be able to prevent defects that could decrease their market acceptance, result in product liability or harm our reputation.

      Our compression and multimedia software and other technology is complex, and the steps we take to ensure that such software and technology is free of errors or defects, particularly when first introduced or when new versions or enhancements are released, may not be successful. We cannot guarantee that current or enhanced versions of our products will be free of significant software defects or bugs. Despite our testing, and testing by third-parties, current or future products may contain serious defects. Serious defects or errors could result in lost revenue or delay in market acceptance of our products and could seriously harm our credibility and materially affect the market acceptance and sales of our products. The occurrence of these types of problems could materially adversely affect the Company’s business, results of operations and financial condition.

      Errors in our products may also be caused by defects in third-party hardware or software incorporated into our products. If so, we may be unable to fix these defects without the cooperation of third-party providers. Because these defects may not be as significant to these providers as they are to us, we may not receive the rapid cooperation that may be required to avoid serious harm to our business and operating results. Errors, defects or other performance problems with our products could also harm our customers’ businesses or result in potential product liability claims. Even if unsuccessful, a product liability claim brought against us would likely be time-consuming, costly and harmful to our reputation.

•   If we expand into international markets we will become subject to additional business risks.

      We may determine to expand into international operations. To do so we would likely have to enter into relationships with foreign business partners. This strategy contains risks, including difficulty in managing international operations due to distance, language and cultural differences, and an inability to successfully market and operate services in foreign markets. There are also risks inherent in doing business on an international level, including unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, and potentially adverse tax consequences.

•   Our planned business operations as a wireless technology provider are subject to various government regulatory restrictions.

      The wireless communications industry is subject to regulation by the Federal Communications Commission and various state regulatory agencies. From time to time, legislation and regulations could be adopted that could adversely affect this industry.

      Changes in regulatory environments governing the wireless telecommunication industry could negatively affect our plans to offer products and services. The licensing, ownership and operation of wireless communications systems and the grant, maintenance or renewal of applicable licenses and radio frequency allocations are all subject to significant government regulation. This government regulation may have an adverse effect on the wireless telecommunication companies to which we plan to market and sell our to-be-developed compression and multimedia technology software packages. Delays in receiving required regulatory approvals and licenses or the enactment of new and adverse regulatory requirements may adversely affect our ability to offer our technology and other new products and services. In addition, legislative, judicial and regulatory agency actions could negatively affect our ability to offer new technologies to wireless telecommunication companies.

•   Our common stock currently trades on the Pink Sheets® and, as a result, there may be limited trading volume in the stock, as well as a greater spread between “bid” and “asked” prices.

      Our common stock currently trades on the Pink Sheets®, a quotation service operated by Pink Sheets, LLC. The Pink Sheets®does not impose listing standards or requirements, does not provide automatic trade executions, and does not maintain relationships with quoted issuers. Issuers whose securities are traded on the Pink Sheets® may experience a greater spread between the “bid” and “asked” prices of their securities, and a limited liquidity in their securities. In addition, many investors have policies against the purchase or holding of securities traded in the over-the-counter markets. Trading in the over-the-counter markets has, and will continue to, affect both the trading volume and the market value of our common stock for the foreseeable future.

•   We may acquire technologies or companies in the future, and these acquisitions could dilute the value of our stock and disrupt our business.

      We may acquire technologies or companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

•	diversion of management’s attention from other business concerns;

•	failure to integrate the acquired company with our pre-existing business;

•	failure to motivate, or loss of, key employees from either our existing business or the acquired business;

•	inability to incorporate acquired technology into our software;

•	potential impairment of relationships with our employees and companies with whom we have strategic relationships;

•	additional operating expenses not offset by additional revenue;

•	incurrence of significant non-recurring charges; and

•	dilution of our stock as a result of issuing equity securities.

•   We may be unable to adequately protect the intellectual property used in our software.

      We have applied for provisional patents with respect to some of our technologies, and expect to apply for additional patents in the future. These patent applications may not be granted or, if granted, the resulting patents may be challenged or invalidated. In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property. Infringement is difficult to detect and costly to prevent. With respect to the protection of our proprietary rights internationally, the laws of some foreign countries may not protect our proprietary rights adequately. In addition, we will not have patent protection in countries where we do not file patent applications. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate and our business may be harmed as a result.

•   We may be sued by third parties for infringement of their intellectual property.

      The wireless equipment and software industries are subject to frequent intellectual property litigation. As the number of entrants into our market increases, the likelihood of infringement claims also increases. We may unknowingly be infringing the intellectual property of others. In addition, because patent applications can take many years to be approved, there may be one or more patent applications now pending that could lead to infringement actions against us if issued in the future. If we are unable to successfully defend against a product infringement claim, we may be precluded from using the intellectual property or may have to license it on commercially disadvantageous terms, either of which could harm our business. Even if we successfully defend against an infringement claim, we may have to devote significant time and resources to litigation which could also harm our business.

•   We face intense competition as a technology provider in the wireless telecommunications industry.

      The wireless communications market is highly competitive. Our failure to establish a customer base as a technology provider to this industry will adversely affect operating results. The competition with other technology providers to form alliances with wireless telecommunications companies and Internet service providers is significant. The loyalty of wireless industry customers we may obtain could be easily influenced by a competitor’s new offerings, especially if those offerings provide cost savings or new methods of compression and multimedia technology applicable to wireless communications. We will face significant competition from traditional telecommunications companies, virtually all of which have greater market share and financial resources than we do. These traditional telecommunications companies are better positioned to finance research and development activities relating to compression and multimedia technology. They are also able to provide a wider range of products and services for a greater spectrum of media and have greater resources with which to purchase additional technologies or acquire other companies.

•   Our share ownership is concentrated in certain shareholders, which could make it more difficult or prevent a change in control or other transactions.

      The interest of management in our common stock could conflict with the interest of our other shareholders. As of May 31, 2001, our executive officers and directors beneficially own, on a fully-diluted basis (but exclusive of the 2,000,000 shares of common stock, on an as-converted basis, held in escrow under the terms of the asset purchase agreement governing the Company’s acquisition of the Summus, Ltd. assets), an aggregate of approximately 39.1% of our outstanding shares of common stock. As a result, these shareholders will be able to exercise greater control over the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control, and make some transactions more difficult or impossible without the support of these shareholders, including proxy contests, mergers, tender offers, and open-market share purchase programs that could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price for shares of our common stock, which, in turn, could reduce the market price of such shares.

•   We anticipate issuing additional equity securities, which may dilute the interests of current shareholders or carry rights or preferences senior to our shares of common stock.

      We anticipate issuing additional equity securities in order to raise working capital. Accordingly, existing shareholders may experience additional dilution of their percentage ownership interest in the Company. In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of shares of our common stock.

•   We depend on key personnel to operate our business.

      Our future success depends on the continued services and performance of our senior management and other key personnel, including Dr. Bjorn Jawerth and Richard F. Seifert, our co-Chief Executive Officers; Gary E. Ban, our Chief Operating Officer/ Chief Information Officer; Robert S. Lowrey, our Chief Financial Officer; Dr. Jiangying Zhou, our Vice President of Research, Mr. Leonard Mygatt, our Executive Vice President of Advanced Technology; and Barry J. Johnson, our Vice President – Products. The loss of the services of any member of our senior management or other key employees could cause significant disruption in our business. We have employment agreements with certain members of senior management but we do not currently maintain any “key person” life insurance. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, sales and marketing and customer service personnel. Competition for qualified personnel is intense, particularly where we are located in Raleigh, North Carolina. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.

•   Requirements of the SEC with regard to low-priced “penny stock” may adversely affect the ability of shareholders to sell their shares in the secondary market.

      “Penny stock” is low-priced, generally highly speculative stock selling at less than $5.00 per share. Our common stock is subject to Rule 15g-9 under the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

Item 2.  Properties.

      Our principal executive offices are located at 434 Fayetteville Street Mall, Suite 600, Raleigh, North Carolina 27601. We occupy an aggregate of approximately 19,100 square feet of leased space at such location under two leases. A lease for 17,189 square feet, representing the principal executive offices of Summus, Ltd. prior to our acquisition of substantially all of its assets, expires on October 31, 2005. The current annual base rent for such space is approximately $267,000 and will increase to approximately $313,000 by the last year of the term. We are obligated to pay additional rent in the amount of roughly $5,900 per month for the seven month period beginning May 1, 2001. The additional rent is for a buildout of this office space in March 2000. We also lease 1,911 square feet of space in the same office building, representing the space occupied by the Company prior to the Summus, Ltd. asset acquisition. The lease term expires on October 31, 2005. The current annual base rent for this space is approximately $33,400. We are obligated to pay additional rent in the amount of roughly $2,000 per month for the 24-month period beginning August 1, 2001. The additional rent is to be paid in connection with our termination of the lease of approximately 4,900 square feet of office space at this location.

      We believe the terms of these leases are consistent with terms in the local market generally and that the space will be adequate for our reasonably foreseeable future needs.

Item 3.  Legal Proceedings.

     The Analysts International Corporation Litigation

      On March 30, 2001, Analysts International Corporation (“AIC”) filed a civil summons and complaint in General Court of Justice, District Court Division, County of Wake, North Carolina, against High Speed Net Solutions, Inc. The complaint alleges that we breached certain contracts with AIC, dated December 9, 1999, February 11, 2000, April 25, 2000, May 9, 2000, and May 23, 2000, under which AIC provided us with computer programming services. AIC has requested that the court enter judgment in its favor for $358,426, plus pre-judgment interest from September 26, 2000 on certain invoices at the rate of 18% per annum, post-judgment interest at the rate of 8% per annum, reasonable costs of AIC and other relief the court deems equitable. We are negotiating with AIC to resolve the matter.

     The Cale Yarborough Litigation

      On April 25, 2001, Cale Yarborough, a Company shareholder, filed a summons and complaint against High Speed Net Solutions, Inc., David Gordon, Bear Stearns Securities Corp., MidSouth Capital, Inc., and Interwest Stock Transfer Co. in the United States District Court, District of South Carolina, Florence Division, alleging, among other things, (i) breach of an agreement Mr. Yarborough entered into with David Gordon under which Mr. Gordon was to provide an opinion letter as to Mr. Yarborough’s ability to resell shares of our common stock in accordance with Rule 144 promulgated under the Securities Act of 1933, (ii) violation of Rule 144, (iii) professional negligence and breach of fiduciary duty, and (iv) violation of federal and state securities laws. All of the causes of action in the complaint stem from the alleged failure to properly advise Mr. Yarborough as to when the shares of our common stock held by Mr. Yarborough could properly be resold under Rule 144.

      On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. We believe that Mr. Yarborough and Mr. Gordon are in the process of reaching a settlement of this matter.

     The ENELF Litigation

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated

Aware, Inc. and Summus, Ltd. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. We have filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity and unenforceability, and intend to vigorously defend against this lawsuit.

     The Pin High Company Litigation

      In February, 2001, the Pin High Company, Inc. filed suit against Summus, Ltd. and us in the Superior Court of Wake County, North Carolina, for non-payment of consulting services rendered. On April 30, 2001, we, Summus, Ltd. and Pin High entered into a Release and Settlement Agreement. Under the terms of the agreement, Summus, Ltd. agreed to pay an aggregate amount of $20,145.08 in eight installments, the last of which will be due in December, 2001. The agreement stipulates that if Summus, Ltd. defaults in its payment obligations, Pin High will have the right to file a confession of judgment previously executed by both the Company and Summus, Ltd. making us jointly and severally liable for the amounts due under the agreement, plus costs and attorneys’ fees.

Item 4.  Submission of Matters to a Vote of Security Holders.

      During the fourth quarter of the year covered by this report, no matter was submitted to a vote of the security holders of the Company.

PART II

Item 5.	Market For Registrant’s Common Stock And Related Shareholder Matters.

Market Information

      Our common stock, par value $.001 per share, currently trades on the Pink Sheets®. Until October 24, 2000, our common stock was quoted on the Over-The-Counter (OTC) Bulletin Board®. The following table provides information about the high and low bid prices of our common stock for each quarter during the last two years on the OTC Bulletin Board® and on the Pink Sheets®. These quotations reflect inter-dealer prices without markup, markdown or commissions, and may not necessarily represent actual transactions.

TRADING HISTORY OF OUR COMMON STOCK

2000	Low	High

First Quarter	$6.750	$31.875

Second Quarter	$3.000	$13.250

Third Quarter	$3.938	$7.438

Fourth Quarter	$1.300	$6.900

1999	Low	High

First Quarter	$1.000	$6.250

Second Quarter	$1.125	$4.875

Third Quarter	$1.500	$6.625

Holders

      As of May 31, 2001, we had 255 record holders of our common stock. This number does not include the number of persons whose shares of common stock are held in nominee or in “street name” accounts through brokers. As of such date, 34,056,179 shares of common stock were issued and outstanding. An additional 4,437,064 and 3,819,176 shares of common stock were subject to outstanding warrants and options, respectively.

Dividends

      We have never paid any cash dividends on our common stock. We anticipate that we will retain earnings, if any, to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and whatever other factors that our Board of Directors may deem relevant.

Penny Stock

      The Company’s common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.

      The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company’s common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

OTC Bulletin Board® Eligibility Rules

      The Company’s common stock was quoted on the OTC Bulletin Board® under the symbol “HSNS” until October 24, 2000.

      On January 4, 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540 (the “Eligibility Rules”). The Eligibility Rules require a company listed on the OTC Bulletin Board® to be a reporting company with the SEC to maintain the listing of its stock on the OTC Bulletin Board®. In the Company’s case, the Eligibility Rules required the Company to become fully compliant by May 17, 2000 (its “Phase-in Date”). On February 22, 2000, the Company filed a registration statement on Form 10 for such purpose. The Company filed an amendment to such registration statement on March 13, 2000, in response to the comments received from the staff of the SEC. The Eligibility Rules require that the SEC come to a position of no further comment regarding any registration statement on Form 10 before the NASD considers a company compliant. The Company, having determined that it would not be possible to clear the SEC staff’s comments by its Phase-in Date, withdrew the registration statement on Form 10 on April 19, 2000.

      The Company, instead, sought to become an Exchange Act reporting company through its acquisition, in late April 2000, of J.S.J. Capital Corporation, a publicly-held shell corporation. On May 8, 2000, the Company filed a Current Report on Form 8-K in connection with the acquisition of J.S.J. Capital. The Company was unaware at the time that the staff of the SEC staff had issued a letter to the Director of Listing Qualifications of Nasdaq, dated April 7, 2000, indicating that a non-Exchange Act reporting company, upon acquiring a reporting “blank check” company (i.e., a development stage company that has no specific business plan or purpose), would not be deemed to be a “successor issuer” to that company. Further, the non-reporting company would have to file a registration statement on Form 10 or Form 10-SB, or a Current Report on Form 8-K with a minimally acceptable level of information, with such filing being subject to SEC staff review and comment, to become an Exchange Act reporting company. Since the Company was not able to clear the SEC staff’s comments on the Form 8-K, the Company was not able to become fully compliant by its Phase-in Date.

      The Company was able to obtain from the SEC a temporary stay of Nasdaq’s delisting of its common stock from the OTC Bulletin Board® pending its appeal of Nasdaq’s delisting decision. However, the Company’s appeal was unsuccessful. The Company’s common stock was removed from the OTC Bulletin Board®, effective October 24, 2000, and has since traded on the Pink Sheets®. The Company intends to file with the SEC a registration statement on Form 10 concurrent with the filing of this annual report on Form 10-K to again seek to have its common stock made eligible for quotation on the OTC Bulletin Board®.

Shares Eligible for Future Sale

      Of the 34,056,179 shares of common stock outstanding as of May 31, 2001, an aggregate of 26,009,908 shares are freely tradable without restriction in the public market unless the shares are held by “affiliates,” as that term is defined in Rule 144(a)(1) under the Securities Act of 1933, as amended (the “Securities Act”). For purposes of Rule 144, an “affiliate” of an issuer is a person that, directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, the issuer. The freely tradable shares include:

•	20,197,797 shares that were issued in connection with the Summus, Ltd. asset acquisition (such shares having been issued in a transaction exempt from registration under Section 3(a)(10) of the Securities Act of 1933); and

•	5,812,111 shares issued in transactions exempt from registration under Rule 504 of Regulation D, promulgated under the Securities Act of 1933, when that rule provided that shares issued thereunder would be deemed unrestricted securities.

The remaining shares of common stock outstanding are “restricted securities” under the Securities Act of 1933 and may be sold in the public market upon the expiration of the holding periods under Rule 144, described below, subject to the volume, manner of sale and other limitations of Rule 144, as applicable.

      In general, under Rule 144 as currently in effect, a person who has beneficially owned shares for at least one year, including an “affiliate,” is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of:

•	1% of the then outstanding shares of the Company’s common stock; or

•	the average weekly trading volume during the four calendar weeks preceding filing of notice of the sale of shares of common stock.

      Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A shareholder who is deemed not to have been an “affiliate” of the Company at any time during the 90 days preceding a sale, and who has beneficially owned restricted shares for at least two years, would be entitled to sell shares under Rule 144(k) without regard to the volume limitations, manner of sale provisions or public information requirements.

      In addition to sales pursuant to Rule 144, we have issued approximately 10.4 million shares with registration rights requiring us to offer to the holders of these shares the opportunity to have their shares included in a registration statement that we may file with the SEC under the Securities Act of 1933. We intend to file a registration statement on Form S-1 to register any and all shares for which the holders of such shares seek to have covered by such registration statement as soon as reasonably practicable.

     Recent Sales of Unregistered Securities

      From January 1, 1998 through December 31, 2000, we have issued an aggregate of 30,297,116 shares of our common stock to approximately 100 persons, and 2000 shares of our Series A convertible preferred stock to three persons. These securities were not registered under the Securities Act of 1933. Except as noted below, the issuances of the securities described below were issued in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities, except for those issued in reliance upon Rule 504 of Regulation D, promulgated under the Securities Act, are deemed to be “restricted securities” as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

     Stock Issuances in connection with Business Combinations/ Acquisitions

      In August 1998, we issued 9,275,000 shares of our common stock to Marketers World, Inc., in partial consideration for all the assets of Marketers World. In August 1999, following negotiations, on an individual basis, with each of the holders of the shares issued in connection with this transaction, such holders agreed to surrender an aggregate of 5,161,100 shares.

      In September 1998, we issued 775,000 shares of common stock to Ormond Trust, an affiliate of Mr. Richdale, in consideration for all the issued and outstanding shares of capital stock of Brad Richdale Direct, Inc.

      In September 1998, we issued 100,000 shares of common stock to Mr. Richdale in expectation of consummating the acquisitions of HealthTec, Inc. and National Direct Corporation. Our expectation was that we would receive all the issued and outstanding shares of capital stock of these companies. However, these transactions were not consummated and in August 1999 the shares issued by the Company were returned for cancellation.

      In February 1999, we granted an option to purchase 1,000,000 shares of common stock to Mr. Richdale at an exercise price of $.01 per share as part of the consideration paid to acquire the licensing and marketing rights, held by Brad Richdale Direct, to certain products under development by Summus, Ltd. In August 1999, Ormond Trust, as assignee of the option, exercised the option in full and we waived payment of the exercise price.

      In August 1999, we issued 795,001 shares of our common stock (valued at $643,951, or $0.81 per share) to five individuals — Cale Yarborough (366,667 shares), William R. Dunavant (350,000 shares), Rick Turbin (30,000 shares), Robert Chalnick (30,000 shares) and Wallace Permenter (18,334 shares) — and made a cash payment of $102,000 ($100,000 to Mr. Dunavant and $2,000 to an attorney), in exchange for an aggregate of 402,000 shares of stock of Summus Technologies, Inc. held by these individuals. Concurrent with the acquisition of such shares of Summus Technologies’ stock, affiliates of Mr. Richdale transferred an additional 598,182 shares of Summus Technologies’ stock to the Company. The issuance of the Company’s securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

      In May 2000, under an agreement and plan of merger, dated as of April 18, 2000, between High Speed and J.S.J Capital Corp., we acquired all the outstanding shares of common stock of J.S.J. Capital Corp. from its sole stockholder in exchange for 50,000 shares of our common stock.

      Effective July 10, 2000, we acquired from Douglas May, the sole shareholder of Douglas May & Co., Inc., all the issued and outstanding shares of that company’s capital stock in exchange for an aggregate of 183,070 shares of our common stock.

     Stock Issuances for Cash/ Satisfaction of Indebtedness

      In August 1998, we issued an aggregate of 3,766,600 shares of common stock for average consideration of $0.084 per share, to 8 investors, including 2,446,000 shares to Mr. Rene Hamouth, our sole director and officer at the time, and the Hamouth Family Trust, and 1,100,000 shares to StoneLeigh Ltd., an affiliate of Mr. Richdale. The total consideration received for these shares was $317,000. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

      In September 1998, we issued 1,550,000 shares of common stock to Mr. Richdale in satisfaction of our indebtedness to Mr. Richdale in the aggregate amount of $149,820. This represents a per share value of the shares issued of $0.097. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

      In February 1999, we issued 157,323 shares of our common stock to GEM Singapore in consideration for GEM Singapore’s agreement to pay $471,987 (or $3.00 per share). In July 1999, the shares were cancelled for lack of consideration.

      From February to April 1999, we issued an aggregate of 338,188 shares of our common stock to 15 investors (all of whom were unaffiliated with the Company) for a price per share ranging from $1.00 to $2.50 and aggregate consideration of $347,500. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

      In August 1999, we issued 1,500,000 shares of our common stock to Summus, Ltd. in lieu of the fourth and final cash payment (in the amount of $750,000) due under the February 1999 Marketing License Agreement.

      In August 1999, we issued 250,000 shares of our common stock to Mr. and Mrs. Seifert (the parents of Richard F. Seifert, our current co-Chief Executive Officer) for total consideration of $250,000 ($1.00 per share). Because the purchase price per share was below the fair market value of the common stock on the date of purchase (i.e., $4.38 per share), we recorded $845,000 of expense for the year ended December 31, 1999 in connection with this issuance.

      On February 28, 2000, we issued 2,000 shares of Series A convertible preferred stock, par value $.001 per share, to three investors for an aggregate consideration of $2,000,000 ($1,000 per share) and net proceeds of $1,850,952. The investors were F. van Lanschot Bankiers (350 shares), Insinger de Bearfort (250 shares) and AAA Trust Company, Ltd. (1,400 shares). Each share of Series A convertible preferred stock is convertible into shares of common stock equal to the liquidation preference ($1,000) divided by a conversion price, which is subject to adjustment, of $14.24. We recorded a beneficial conversion feature in the amount of $294,900 in connection with the issuance of these shares, which were convertible on the date of issuance.

      From July through October 2000, we issued an aggregate of 650,012 shares of our common stock, and warrants to purchase 1,300,024 shares of our common stock for an aggregate consideration of $3,000,000, to two investors: AAA Trust Company, Ltd. (281,671 shares and warrants to purchase 563,342 shares); and Van Ernst Jakobs (368,341 shares and warrants to purchase 736,682 shares). The warrants have an exercise price of $4.625 per share and are exercisable during the five-year period beginning January 31, 2001. In connection with these transactions, we issued an additional 32,501 shares of our common stock as a placement fee. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

      In November and December 2000, we issued an aggregate of 861,777 shares of our common stock to 37 investors for a price ranging from $1.38 to $3.00 per share, and issued warrants to purchase, at an exercise price of $4.00 per share, an additional 697,540 shares of our common stock, for aggregate consideration of $1,777,554. Each warrant has a term of five years. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

     Issuances of Convertible Debentures/ Underlying Shares of Common Stock

      Between February 1, 1999 and August 18, 1999, we issued 8.0% convertible debentures in the aggregate principal amount of $2,655,749 ($2,157,999 to Mr. Richdale and his affiliates) to 11 investors. Debentures in the aggregate principal amount of $2,097,109 were issued to Mr. Richdale and his affiliates in partial consideration for his cash payment, on our behalf, of virtually all of the first three cash payments of $750,000 each due Summus, Ltd., under the February 1999 Marketing License Agreement.

      The debentures were convertible into shares of our common stock at prices ranging from $0.25 to $1.33 per share. All such debentures were converted in 1999 into an aggregate of 4,852,860 shares of our common stock. Because the conversion price of the debentures was below the fair market value of the common stock at the time of issuance, the Company recorded a $2,655,749 beneficial conversion feature as debt discount and additional paid-in-capital on the date the debentures were issued. The resulting interest expense was immediately recognized because the debentures were convertible upon issuance.

     Stock Issuances for Services Rendered

      In September 1998, we issued a total of 565,000 shares of our common stock (including 225,000 shares issued in connection with the acquisition of Brad Richdale Direct) to Mr. Michael Cimino, our President at the time, and 100,000 shares to Mr. Marc Zboch for services rendered, including services in connection with contemplated acquisitions, to the Company. These shares were valued at $66,500 ($0.10 per share) based on the estimated fair value of the Company’s common stock, as determined by sales of such stock near the time of such issuances. The Company’s common stock was not publicly traded at the time. In August 1999, 530,000 shares (including 100,000 shares issued to each of Messrs. Cimino, Richdale and Zboch in connection with the contemplated acquisitions of HealthTec and National Direct Corporation were surrendered for cancellation when the contemplated transactions were ultimately not pursued or were not consummated.

      In 1999, we issued an aggregate of 85,500 shares of our common stock to consultants for services rendered. These shares were valued at $130,814 based on the traded value of our common stock at the time of such issuances. In July 1999, we issued 500 shares of our common stock to Mr. Jason Parsons in exchange for all rights in and to our Company logo. In July 1999, we issued to Mr. Ron de Jong 50,000 shares of our common stock and warrants to purchase 100,000 shares of our common stock at $2 per share, with warrants to purchase 50,000 shares vesting on September 16, 1999, and warrants to purchase 50,000 shares vesting on March 31, 2000, in consideration for services rendered under a consulting agreement with de Jong & Associates, Inc. In July 1999, we issued 10,000 shares of our common stock to Mr. Greg Catinella in exchange for services provided by him to the Company. In July 1999, we issued 25,000 shares of our common stock to Brad and Debra Richdale ATBE in consideration for Mr. Richdale’s assistance in our acquisition of the stock of Summus Technologies, Inc. In August 1999, these shares were cancelled.

      In November 2000, we issued 8,988 shares of our common stock to Alfred Williams & Company in lieu of rental payments due under an office furniture lease.

     Stock/ Option Issuances to Directors, Officers and Employees

           Issuances in 1999

      During the year ended December 31, 1999, we granted options to purchase an aggregate of 1,315,000 shares of our common stock to our officers and employees as follows:

		Number of
Recipient	Grant Date	Underlying Shares	Exercise Price

Peter Rogina	March 1999	100,000	$0.01

Myung Kim	April 1999	200,000	$0.01

Myung Kim	April 1999	50,000	$4.00

Michael Cimino	May 1999	425,000	$0.01

Richard F. Seifert	May 1999	200,000	$0.01

Richard F. Seifert	May 1999	50,000	$4.00

Alan R. Keinmaier	August 1999	50,000	$4.00

Andrew L. Fox	August 1999	160,000	$13.00

Andrew L. Fox	August 1999	80,000	$4.38

We also issued options to purchase an additional 1,140,000 shares of our common stock to non-employees. Specifically, we issued options to purchase 1,000,000 shares to Mr. Richdale (see the disclosure under “Stock Issuances in connection with Business Combinations/ Acquisitions” above) and options to purchase 140,000 shares of our common stock to Peter Rogina, who was at the time of issuance of such options a former employee. See the disclosure below.

      Our grant in 1999 of options to officers and directors to purchase an aggregate of 1,075,000 shares with exercise prices below the fair value of the Company’s common stock at issuance resulted in the recording of $2,006,250 in non-cash compensation expense. Additional information regarding the option grants reflected in the above table is provided below.

      In April 1999, we granted to Mr. Myung Kim options to purchase 200,000 shares of our common stock at an exercise price of $0.01 per share and additional options to purchase 50,000 shares at an exercise price of $4.00 per share under the terms of an employment and stock option agreement. Non-cash compensation expense has been recognized related to the grant of these options. In August 1999, Mr. Kim exercised the options to purchase 200,000 shares and we waived payment of the exercise price.

      In May 1999, we granted to Mr. Cimino options to purchase 425,000 of our common shares at an exercise price of $0.01 for services rendered. Non-cash compensation expense has been recognized related to the grant of these options. In June 1999, Mr. Cimino exercised the option in full and we waived payment of the exercise price.

      In May 1999, we granted to Mr. Richard F. Seifert options to purchase 200,000 shares of our common stock at an exercise price of $0.01 per share and additional options to purchase 50,000 shares at an exercise price of $4.00 per share under the terms of his employment and stock option agreement. Non-cash compensation expense has been recognized related to the grant of these options. In August 1999, Mr. Seifert exercised the options to purchase 200,000 shares and we waived payment of the exercise price.

      In August 1999, we granted to Mr. Alan R. Kleinmaier options to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share under the terms of an employment offer letter. The options vested upon Mr. Kleinmaier’s acceptance of such offer. Non-cash compensation expense has been recognized related to the grant of these options.

      In August 1999, we granted to Mr. Andrew Fox options to purchase 160,000 and 80,000 shares of our common stock at an exercise price of $13.00 and $4.38 per share, respectively, under the terms of an employment offer letter. Options exercisable for 80,000 shares (at an exercise price of $4.38 per share) vested on August 25, 2000, and options exercisable for 80,000 shares each (at an exercise price of $13.00 per share) will vest on the first and second anniversaries of that date.

      On September 22, 1999, the Company entered into a settlement agreement with Summus, Ltd. and Peter Rogina in settlement of a dispute under Mr. Rogina’s employment and stock option agreement that provided for payment of an aggregate amount of $110,000 to Mr. Rogina, along with the issuance of options to purchase 240,000 shares of our common stock at an exercise price of $0.01 per share. Options to purchase 100,000 shares were to have been issued upon Mr. Rogina’s execution of his employment and stock option agreement in March 1999. By the terms of the settlement agreement, the Company issued options to purchase 200,000 shares of our common stock, subject to the provisions of Mr. Rogina’s employment and stock option agreement. These options are exercisable over a period of ten years from the commencement date of Mr. Rogina’s employment. Options for the remaining 40,000 shares of common stock are, by the terms of the settlement agreement, exercisable beginning on or after July 1, 2000 and within five years of the date of the settlement agreement, at an exercise price of $0.01. Non-cash expense has been recognized related to the grant of these options.

     Issuances in 2000

      During the year ended December 31, 2000, we granted options to purchase an aggregate of 780,800 shares of our common stock to our directors, officers and employees under our 2000 Equity Compensation Plan in consideration for services rendered. Options exercisable for 200,500 shares of common stock were cancelled in 2001 in connection with employment terminations or resignations of employees and directors prior to vesting.

      With the exception of the grant of options to purchase an aggregate of 15,000 shares of common stock issued to Mr. Seifert (described in the next paragraph), the options granted under the Plan were, in each case, granted with exercise prices equal to the fair market value at the time of grant and were subject to a three-year vesting schedule tied to the recipient’s continued employment with the Company or continued service as a director, as applicable.

      In February 2000 we granted to Mr. Seifert options to purchase 15,000 shares of common stock at an exercise price of $4.00 per share in connection with his termination of employment with the Company and in consideration for his continued service as a director of the Company. Non-cash compensation expense of $333,750 has been recognized based on the difference between the exercise price and the traded value of the common stock on the date of grant.

      In addition to the options granted to directors, officers and employees under our 2000 Equity Compensation Plan, in February 2000 we granted to Mr. Kim options to purchase 15,000 shares of common stock at an exercise price of $4.00 per share in settlement of his employment and stock option agreement. Also, in December 2000, we entered into a revised settlement agreement with Peter Rogina amending certain provisions of the original settlement agreement. Under the terms of the revised settlement agreement we issued options to purchase 35,000 shares of our common stock at an exercise price of $0.01 per share. The options for the 35,000 shares are exercisable at any time before September 22, 2004. In addition, we agreed to use our best efforts to include Mr. Rogina’s option shares in any registration of our securities. We recorded non-cash expense in the aggregate amount of $468,171 related to these option issuances.

      In June 2000, we issued an aggregate of 7,500 shares of our common stock to Mr. Gregory S. Gush as partial consideration for Mr. Gush’s acceptance of employment as an Executive Vice President of the Company pursuant to the terms of an employment letter agreement dated June 21, 2000.

     Stock Issuances in Settlement of Litigation

      In June 2000, we settled a lawsuit brought against us by Mr. Dunavant. The settlement agreement was subsequently amended and restated. As of December 31, 2000 we had issued an aggregate of 1,700,000 shares under the settlement agreement, as amended and restated. See Item 13. “Certain Relationships and Related Transactions.”

Item 6.  Selected Financial Data.

      As disclosed above in Item 1. “Business — Our History,” in accordance with generally accepted accounting principles, the Company’s acquisition of the assets of Summus, Ltd. is accounted for as a “reverse purchase” in which Summus, Ltd. is treated as the accounting acquirer; the Company, the acquired corporation.

      The acquisition of substantially all the assets of Summus, Ltd. closed on February 16, 2001. Generally accepted accounting principles dictate that the historic financial information presented in our periodic filings with respect to periods from and after the date of the closing of the transaction be that of Summus, Ltd. In this annual report on Form 10-K for the year ended December 31, 2000, we are including selected financial data, management’s discussion and analysis and financial statements of both Summus, Ltd. and High Speed Net Solutions, Inc.

Summus, Ltd. Selected Financial Data

      Summus, Ltd.’s financial statements for the year ended December 31, 1999, have been restated. All financial information included in this annual report on Form 10-K reflect the restatements. For a discussion of the restatements, see Summus, Ltd.’s financial statements and related notes included elsewhere in this annual report on Form 10-K.

      The following selected historical financial data has been derived from the financial statements of Summus, Ltd. The financial statements as of December 31, 1999 and 2000, and for the years ended December 31, 1999 and 2000, have been audited by Ernst & Young LLP, independent certified public accountants, as indicated in their report included elsewhere herein, which includes a qualification that Summus, Ltd.’s financial condition raises substantial doubt about the company’s ability to continue as a going concern. Summus, Ltd.’s financial statements as of and for the year ended December 31, 1998 have been audited by Bauknight Pietras & Stormer, P.A., independent certified accountants, as indicated in their report included elsewhere herein.

      The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Summus, Ltd.’s audited and financial statements and notes, which are, contained elsewhere in this prospectus.

      We have presented all amounts, except “per share” amounts, in dollars.

SUMMUS, LTD.

SELECTED FINANCIAL DATA

	Year ended December 31

	1996	1997	1998	1999	2000

Statement of Operations Data:

Revenues:	$658,591	$606,633	$556,638	$515,216	$1,068,658

Cost of revenues	399,724	528,346	271,701	281,254	398,326

Selling, general and administrative expenses	271,284	342,833	2,720,152	3,797,067	6,221,362

Non-cash compensation charges	—	—	—	2,670,050	2,127,962

Research and development	—	—	421,685	1,356,686	1,119,333

Operating loss	(12,417)	(264,546)	(2,856,900)	(7,589,841)	(8,798,325)

Other income (expense):	—	—	—	—	—

Gain on sale of stock of equity investee	—	—	—	2,314,390	3,680,065

Participation in loss of equity investee	—	—	—	(3,447,110)	(6,356,932)

Loss on disposal of assets	(19,224)	(262)	(9,869)	(119,180)

Interest income (expense), net	(4,951)	(15,617)	(14,455)	(5,239)	23,911

Total other expense, net	(24,175)	(15,879)	(24,324)	(1,257,139)	(2,652,956)

Net loss	$(36,592)	$(280,425)	$(2,881,224)	$(8,846,980)	$(11,451,281)

Net income (loss) applicable to common shareholders	$(36,952)	$(280,425)	$(2,881,224)	$(8,846,980)	$(11,451,281)

Net loss per share (basic and diluted)	$(.004)	$(.03)	$(0.31)	$(0.94)	(1.20)

Weighted average common shares outstanding	8,376,142	8,376,142	9,189,165	9,428,075	9,546,768

	December 31

	1996	1997	1998	1999	2000

Balance Sheet Data:

Cash	$66,108	$11,819	$137,038	$647,704	$208,495

Total Assets	479,588	441,128	726,764	7,382,646	1,406,271

Total Shareholders Equity (Deficit)	246,297	(302,033)	316,828	3,345,692	(4,653,812)

High Speed Net Solutions, Inc. Selected Financial Data

      The Company’s consolidated financial statements for the year ended December 31, 1999, have been restated. All financial information included in this annual report on Form 10-K reflect the restatements. For a discussion of the restatements, see the Company’s consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

      The following selected historical financial data has been derived from the Company’s consolidated financial statements. The Company’s consolidated financial statements as of and for the years ended December 31, 1998, 1999 and 2000 have been audited by Ernst & Young LLP, independent certified public accountants, as indicated in their report included elsewhere herein, which includes a qualification that the Company’s financial condition raises substantial doubt about its ability to continue as a going concern.

      The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited historical consolidated financial statements and notes which are contained elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      We have presented all amounts, except “per share” amounts, in dollars.

HIGH SPEED NET SOLUTIONS, INC.

SELECTED FINANCIAL DATA

	Year ended December 31

	1998	1999	2000

Consolidated Statement of Operations Data:

Revenues	—	—	599,054

Costs of revenue	—	—	476,280

Gross profit	—	—	122,774

Selling, general and administrative expenses	$374,841	$2,582,447	6,864,159

Non-cash compensation	—	2,813,000	333,750

Interest expense	—	2,655,749	15,192

Amortization expense	—	833,333	116,200

Impairment charges	—	—	3,953,182

Loss contingency charges	—	800,000	1,281,946

Loss from continuing operations	(374,841)	(9,684,529)	(12,441,655)

Loss from discontinued operations	(1,334,855)	—	—

Net loss	$(1,709,696)	$(9,684,529)	$(12,441,655)

Net loss applicable to common shareholders:

Net loss	$(1,709,696)	$(9,684,529)	$(12,441,655)

Beneficial conversion feature of preferred stock	—	—	(294,900)

Preferred stock dividends	—	—	(133,333)

Net loss applicable to common shareholders	$(1,709,696)	$(9,684,529)	$(12,869,888)

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.03)	$(0.51)	$(0.60)

Loss applicable to common shareholders from discontinued operations	$(0.11)	—	—

Net loss	$(0.14)	$(0.51)	$(0.60)

Weighted average common shares outstanding	11,868,867	19,080,492	21,619,618

	December 31

	1998	1999	2000

Consolidated Balance Sheet Data:

Cash and Cash Equivalents	$18,609	$248,740	$326,622

Total Assets	26,168	4,275,064	4,497,607

Total Shareholders Equity (Deficit)	(277,847)	2,785,373	(351,652)

      The following information has been provided to highlight certain significant events reflected in the foregoing table.

•	In August of 1998 we acquired all the assets of Marketers World, Inc. By year-end, in part because of limited financial resources, we discontinued the operations of Marketers World and presented its operating results as discontinued operations in 1998.

•	During 1999, we issued convertible debentures to Mr. Richdale and in return Mr. Richdale provided us financing. Non-cash interest expense of $2,655,749 was incurred in 1999 since the convertible debentures had common stock conversion prices below the fair market value of the common stock on the date the debentures were issued.

•	During 2000, we settled a lawsuit with Mr. Dunavant, a shareholder. Based on the terms of the settlement, we recorded a loss contingency of $1,281,946.

•	On July 10, 2000, High Speed acquired Douglas May & Co., Inc., a marketing and advertising firm. Revenues of $595,054 during the year ended December 31, 2000, represent revenues earned by Douglas May & Co., Inc.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      On February 16, 2001, we acquired substantially all of Summus, Ltd.’s assets, including its intellectual property in encoding, manipulating, compressing, managing and distributing digital multimedia content, and assumed approximately $2.8 million of Summus, Ltd.’s liabilities. The asset purchase agreement under which the transaction was consummated contemplates that Summus, Ltd. will liquidate following the winding up of its business activities.

      In accordance with generally accepted accounting principles, the acquisition of the assets of Summus, Ltd. is accounted for as a “reverse purchase” in which Summus, Ltd. is treated as the accounting acquirer; the Company, the acquired corporation. As such, we have included in this annual report on Form 10-K for the year ended December 31, 2000, financial statements of Summus, Ltd, as well as selected financial data and management’s discussion and analysis of and pertaining to Summus. Ltd.

Summus, Ltd.

      The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information in Summus, Ltd.’s financial statements and the notes thereto appearing elsewhere in this annual report on Form 10-K.

      As discussed in Note 2 to Summus, Ltd.’s financial statements, Summus, Ltd. has restated its financial statements for the year ended December 31, 1999. The following discussion gives effect to the restatement.

Overview

      Since its organization in 1991, Summus, Ltd.’s business has focused on contract engineering and research and development for U.S. government agencies, principally the Department of Defense. Its government contract work has included battlefield and armament imaging and object recognition, real-time imaging from vehicles and portable radios over limited bandwidth private radio systems, and application of Summus, Ltd.’s wavelet-based technology to space programs.

      Summus, Ltd. developed its expertise in wavelets, a field of mathematics, through its founder, Dr. Bjorn Jawerth, and through ten years of government research work. Wavelets work in a way similar to human vision by focusing on the shape (edges) and motion that define objects. This enables wavelets to achieve substantially higher compression ratios than other existing compression technologies, without the blocky effects, resulting in a more visually appealing compressed image.

      In 1998, Summus, Ltd. commercialized some of its technology through software development kits and packaged software sales. In 1999, Summus, Ltd. focused on the commercialization of, among other things, compression software designed for viewing still images and a video e-mail-like product for recording, compressing and e-mailing personal video clips recorded from a personal computer video camera. Summus, Ltd. licensed these products to High Speed Net Solutions, Inc. (“HSNS”) under the terms of the February 1999 Marketing License Agreement. In 2000, Summus, Ltd. shifted its focus to the MaxxSystem suite of software products targeted at advancing the delivery of rich media for online advertising and the development of wireless Internet applications for its technology.

      Over the last several years, Summus, Ltd. used its revenues from government projects, that had historically represented a significant percentage of its revenues (60% and 76% in the years ended December 31, 2000 and 1999, respectively), to support its research and development efforts. Summus, Ltd. sought to continue to grow its government business, leverage its expertise in object and pattern recognition, image processing and multimedia compression through the commercialization of its technology.

Results of Operations

      The following discussion and analysis of Summus, Ltd.’s results of operations and financial condition should be read in conjunction with Summus, Ltd.’s financial statements and related notes included in Item 8 of this Form 10-K.

Year ended December 31, 2000 Compared to the Year ended December 31, 1999

      Revenues. Revenues for the year ended December 31, 2000 were $1,068,658 compared to $515,216 for the year ended December 31, 1999, an increase of 107%. The following provides a breakdown of revenues:

	Year ended
	December 31,

	2000	1999

Government projects	$636,349	$388,957

Licensing of software development kits	292,142	101,682

Contract Work	138,196	19,029

Licensing of MaxxNote	1,971	5,548

      Summus, Ltd. follows the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with respect to Certain Transactions.” Revenues from software license fees and hardware sales are generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

      Costs of Revenues. Costs of revenues primarily represent costs of providing contract services. The cost of software license fee revenue is not separately maintained and historically has not been significant. Costs of revenues for the year ended December 31, 2000 were $398,326 compared to $281,254 in the prior year.

      Gross Profit. Gross profit for the year ended December 31, 2000, was $670,332, representing an increase of $436,370 over the prior year. The increase in revenues and gross profit was primarily due to the expansion of government research projects with the Office of Naval Research, specifically Summus, Ltd.’s side scan sonar project and expanded sales efforts with respect to wavelet-based technology licensing of the company’s photo ID and wavelet-based software development kit product lines.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the year ended December 31, 2000, were $6,221,362 compared to $3,797,067 for the year ended December 31, 1999. The increase was primarily due to increased staffing in sales, marketing, business development, product development and administrative personnel, in connection with Summus, Ltd.’s efforts to bring to market finished products, including the photo ID and wavelet image software development kits, the MaxxSystem suite of products, and customer contract work.

      Non-Cash Compensation. Non-cash compensation for the year ended December 31, 2000 was $2,127,962 compared to $2,670,050 for the year ended December 31, 1999. During the year ended December 31, 2000, stock options were granted to directors and employees at prices below the estimated fair value of the underlying common stock resulting in total compensation of $3,106,472, of which $2,127,962 was charged to expense in 2000. The remaining amount, $978,510, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. Non-cash compensation for the year ended December 31, 1999, resulted from the issuance of 53,401 shares of common stock for services performed by employees.

      Research and Development. Research and development costs for the year ended December 31, 2000 were $1,119,333 compared to $1,356,686 for the year ended December 31, 1999. Such costs consist primarily of the salaries of employees devoted to research and development activities. The decrease resulted from a reduction of the research and development staff that occurred in the second half of 2000. Given Summus, Ltd.’s financial condition, several research and development personnel decided to pursue other opportunities. However, management does not believe the attrition had a significant adverse effect on its research and development efforts.

      Gain on Sale of Stock of Equity Investee. Gain on the sale of stock of equity investee for the year ended December 31, 2000 was $3,680,065 compared to $2,314,390 for the year ended December 31, 1999. In 1999, Summus, Ltd. acquired 11,042,360 shares of common stock of High Speed Net Solutions, Inc. (“HSNS”). Summus, Ltd. acquired 1,500,000 shares of HSNS common stock in connection with HSNS’s issuance of such shares in lieu of a cash payment of $750,000 due from HSNS under the terms of the February 1999 Marketing License Agreement. Summus, Ltd. acquired an additional 9,542,360 shares of HSNS common stock from Mr. Richdale and his affiliates in exchange for 132,888 shares of Summus, Ltd. common stock. The initial carrying amount of the HSNS shares was recorded at the estimated fair value of the shares, factoring in a discount associated with the shares constituting “restricted securities” that were not freely tradable. During the year ended December 31, 2000, Summus, Ltd. sold 1,171,579 shares of HSNS common stock for gross proceeds of $4,492,799 (representing an average price per share of $3.83), resulting in a gain on sale of $3,680,065. During the year ended December 31, 1999, Summus, Ltd. sold 1,653,000 shares of its HSNS common stock for gross proceeds of $2,977,500 (representing an average price per share of $1.80), resulting in a gain on sale of $2,314,390.

      Participation in loss of Equity Investee. Participation in loss of equity investee for the year ended December 31, 2000, was $6,356,932 compared to $3,447,110 for the year ended December 31, 1999. As noted above, in 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of its initial investment. As of December 31, 1999 and 2000, Summus, Ltd.’s ownership interest in HSNS decreased to approximately 44% and 33%, respectively.

      Net Interest Income (Expense). Net interest income for the year ended December 31, 2000 was $23,911 compared to net interest expense of $5,239 for the year ended December 31, 1999. The net increase in interest income resulted from earnings on larger cash balances in 2000, primarily generated by the sale of HSNS stock. Net interest expense in 1999 related to interest costs associated with capital lease obligations and note payable agreements.

      Net Loss. As a result of the factors discussed above, Summus, Ltd.’s net losses for the years ended December 31, 2000 and 1999 were $11,451,281 and $8,846,980, respectively.

Year ended December 31, 1999 Compared to the Year ended December 31, 1998

      Revenues. Revenues for the year ended December 31, 1999 were $515,216 compared to $556,638 for the year ended December 31, 1998, a decrease of 7%. The following provides a breakdown of revenues:

	Year ended
	December 31,

	1999	1998

Government projects	$388,957	$299,540

Licensing of software development kits	98,497	105,112

Contract Work	19,029	10,615

Licensing of video e-mail product	—	135,000

Licensing of MaxxNote	5,548	6,371

      The decrease in revenues was primarily due to the reduction in licensing fees associated with Summus, Ltd.’s video e-mail product following the combination of Summus, Ltd. and Summus Technologies, Inc.

      Costs of Revenues. Costs of revenues for the year ended December 31, 1999 were $281,254 compared to $271,701 in the prior year.

      Gross Profit. Gross profit for the year ended December 31, 1999, was $233,962, compared to $284,937 in the prior year.

      Selling, General and Administrative Expenses. Selling, general and administration expenses for the year ended December 31, 1999, were $3,797,067 compared to $2,720,152 for the year ended December 31, 1998. The increase was due to increased staffing in sales and administrative personnel, as Summus, Ltd. positioned itself to bring to market finished products for the application of its wavelet-based technology. Specifically, Summus, Ltd. developed a product “roadmap”, established customer relations and communications, attended trade shows, established a website, and prepared marketing brochures to promote its commercial products.

      Non-Cash Compensation. Non-cash compensation for the year ended December 31, 1999 was $2,670,050, resulting from the issuance of 53,401 share of common stock for services performed by employees. There was no non-cash compensation cost in 1998.

      Research and Development. Research and development costs for the year ended December 31, 1999 were $1,356,686 compared to $421,685 for the year ended December 31, 1998. The increase in these costs resulted from an increase in the research and development staff in 1999. Technical expertise in video, image and 3D was added to accelerate research with respect to the above technologies.

      Gain on Sale of Stock of Equity Investee. Gain on the sale of stock of equity investee for the year ended December 31, 1999 was $2,314,390. During 1999, Summus, Ltd. acquired 11,042,360 shares of HSNS stock which it later sold to third parties. During the year ended December 31, 1999, the company sold 1,653,000 shares of its HSNS common stock for gross proceeds of $2,977,500, resulting in a gain on sale of $2,314,390. During 1998, Summus, Ltd. had no ownership interest in HSNS.

      Participation in Loss of Equity Investee. Participation in loss of equity investee for the year ended December 31, 1999 was $3,447,110. During 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of its initial investment. As of December 31, 1999 and 2000, Summus, Ltd.’s ownership interest in HSNS decreased to approximately 44% and 33%, respectively.

      Loss on Disposal of Assets. Loss on disposal of assets for the year ended December 31, 1999 was $119,180 compared to $9,869 for the year ended December 31, 1998. The loss for the year ended December 31, 1999 was primarily due to the move of the company’s headquarters from Columbia, South Carolina to Raleigh, North Carolina, and the resulting abandonment of computers, software, furniture and equipment, including telephone equipment and leasehold improvements.

      Net Interest Income (Expense). Net interest expense for the year ended December 31, 1999 was $5,239 compared to $14,455 for the year ended December 31, 1998. The decrease in expense was due to interest earning cash balances generated by the sale of HSNS stock in the last two months of 1999. Net interest expense in 1998 relates to interest costs associated with capital lease obligations and note payable agreements.

      Net Loss. As a result of the factors discussed above, Summus, Ltd.’s net losses for the year ended December 31, 1999 and 1998 were $8,846,980 and $2,881,224, respectively.

Liquidity and Capital Resources

      As of December 31, 2000, Summus, Ltd. had $208,495 of cash on hand and negative working capital of approximately $3.7 million. As of such date, Summus, Ltd. had approximately $2.6 million of accounts payable, accrued expenses, notes payable and capital lease obligations and was in default of payment terms with several of its vendors. The vendors for which more significant amounts are owed have been contacted. Summus, Ltd. was in discussions with such vendors for purposes of seeking to negotiate down the amounts due, extend the payment terms and/or satisfy amounts due through a combination of cash and stock.

      Summus, Ltd.’s principal sources of liquidity for operating activities and capital expenditures for the three year period ended December 31, 2000, consisted of capital contributed and borrowings from certain principal shareholders and their affiliates, the sale of shares of common stock of its equity investee, HSNS, the licensing of software products to HSNS under the February 1999 Marketing License Agreement and loans from HSNS under the Asset Purchase Agreement entered into with HSNS under which Summus, Ltd. agreed to the sale of substantially all of its assets to HSNS. As of December 31, 2000, Summus, Ltd. anticipated that the sale of its equity securities would represent the primary source of the company’s funding, as the company had no credit facilities. Summus, Ltd.’s continuation as a going concern depended on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.

      Cash Flow used in Operating Activities. Net cash used in operating activities was $5,971,072, $4,394,770 and $2,794,972 during the years ended December 31, 2000, 1999, and 1998, respectively. The key factors affecting cash flow used in operating activities were greater salaries due to increased staffing in sales, marketing, business development, product development, research and development and administrative personnel. Operating costs also increased during the year ended December 31, 1999, in connection with Summus, Ltd.’s move from Columbia, South Carolina to Raleigh, North Carolina during 1999.

      Cash Flow from Investing Activities. Net cash flow provided by investing activities of $4,360,566 during the year ended December 31, 2000, represented cash proceeds of $4,492,799 from the sale of 1,171,579 shares of HSNS common stock that Summus, Ltd. acquired in 1999, less capital expenditures of $132,233 for office furniture and equipment.

      Net cash flow provided by investing activities of $4,909,211 during the year ended December 31, 1999, represented cash proceeds of $2,977,500 from the sale of 1,653,000 shares of HSNS common stock that Summus, Ltd. acquired in 1999, less capital expenditures of $318,289 for office furniture and equipment, plus $2,250,000 in cash payments it received under the terms of the February 1999 Marketing License Agreement Summus, Ltd. entered into with HSNS in February 1999. Under the terms of that agreement, Summus, Ltd. was to have received four payments of $750,000 each over the course of the first several months of the three-year agreement. Mr. Richdale paid in cash all but $60,000 of the first three payments under the agreement on HSNS’s behalf. The fourth and final payment due under the MLA was paid by HSNS to Summus, Ltd. through the issuance of 1.5 million shares of HSNS common stock.

      Net cash flow used in investing activities of $512,590 during the year ended December 31, 1998, represented capital expenditures of $205,100 for office furniture and equipment and salary costs of $307,490 capitalized as software development costs.

      Cash Flow from Financing Activities. Net cash flow provided by financing activities of $1,171,297 during the year ended December 31, 2000, represented $1,435,000 in proceeds from a loan from HSNS extended under the terms of the asset purchase agreement with HSNS. Under that agreement, Summus, Ltd.

received cash payments $235,000 beginning October 30, 2000 and every two weeks thereafter. Summus, Ltd. collateralized these payments with shares of HSNS common stock it owned. Upon the closing the asset acquisition on February 16, 2001, the loan agreement between the companies was cancelled in its entirety. Net cash flow from financing activities during the year ended December 31, 2000, also reflected payments made on capital lease and note agreements of $263,726.

      Net cash flow used in financing activities of $3,775 during the year ended December 31, 1999, represented proceeds from note agreements of $268,075, less cash payments on capital lease and note agreements of $271,850.

      Net cash flow provided by financing activities of $3,432,781 during the year ended December 31, 1998, represented cash proceeds of $3,500,083 from the sale of 831,000 shares of Summus, Ltd. common stock, less payments on capital lease and note agreements of $92,302, less proceeds from note agreements of $25,000.

High Speed Net Solutions, Inc.

      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information in the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this annual report on Form 10-K.

      As discussed in Note 2 to the Company’s consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 1999. The following discussion gives effect to the restatement.

Overview

     Acquisition of Marketers World, Inc./ Brad Richdale Direct, Inc.

      High Speed Net Solutions, Inc. was originally incorporated in 1984 under the name of EMN Enterprises, Inc. EMN Enterprises remained a non-operating shell company until August 1998. In August 1998, EMN Enterprises acquired all the assets (with a book value of $495,259) and assumed the liabilities (in the amount of $75,000) of Marketers World, Inc., a private company that intended to engage in leasing computer systems to businesses and performing related services. Upon acquiring the Marketers World assets, the Company changed its name to Zzap.net.inc. Marketers World received 10,000,000 shares of EMN Enterprises’s common stock in the transaction, of which EMN Enterprises issued 9,275,000 shares and Mr. Rene Hamouth, the then President of EMN Enterprises, transferred 725,000 shares. Upon distribution of the shares received in the transaction by Marketers World, Ormond Trust, an affiliate of Mr. Richdale, held a controlling interest in EMN Enterprises. At the time of the transaction, EMN Enterprises had no assets or liabilities and, accordingly, the transaction was accounted for as a recapitalization of the Company. Since the acquisition was accounted for as a recapitalization of EMN Enterprises, the shares of its common stock issued in the transaction were not valued and, consequently, no goodwill was recorded.

      In September 1998, zzap.net.inc. issued a total of 1,000,000 shares of its common stock in partial consideration for all the issued and outstanding shares of capital stock of Brad Richdale Direct, Inc. (“BRD”). Of the shares issued in the transaction, 775,000 shares were issued to Ormond Trust (an entity established by Mr. Richdale), valued at $77,500, and 225,000 shares were issued to Michael Cimino, the then President of both BRD and Zzap.net.inc. in consideration for services rendered. The primary purpose of this transaction was to obtain licensing and marketing rights, held by BRD, to certain products under development by Summus, Ltd. Zzap.net.inc. intended to use these products in connection with the planned operations of Marketers World. Since BRD had nominal assets and operations, this transaction was accounted for as an acquisition of licensing rights, rather than as a business combination. The value attributed to this transaction was based on recent transactions in Zzap.net.inc.’s common stock near the date of the transaction.

      By year-end 1998, Zzap.net.inc., in part because of its limited financial resources, determined to discontinue the operations of the former Marketers World business. Accordingly, the net book value of the assets associated with this business, in the amount of $68,890, was written off at December 31, 1998 as part of the loss from discontinued operations. Coincident with that decision, the Company changed its name to its present name — High Speed Net Solutions, Inc.

     The Marketing License Agreement with Summus, Ltd.

      In February 1999, the Company entered into the Marketing License Agreement (“MLA”) with Summus, Ltd. under which the Company obtained rights to resell stand-alone software products specified in the MLA over the three-year term of the agreement. In consideration for such rights, the Company agreed to pay an upfront royalty payment of $3,000,000, to be paid in four installments of $750,000 each, the first such payment due upon execution of the MLA and the last three payments due in monthly intervals at the end of each of the three months thereafter. Mr. Richdale paid all but $60,000 of the first three payments under the agreement on the Company’s behalf. The Company issued convertible debentures in the aggregate principal amount of $2,157,998 to Mr. Richdale or entities he controlled in partial consideration for such payments. The Company issued 1.5 million shares of its common stock to Summus, Ltd. in lieu of the final cash payment due under the MLA.

      Since each of the four products specified under the MLA were completed and ready for resale, the Company capitalized the upfront royalty payment, in the amount of $4,528,125 (representing the cash payments of $2,250,000 and 1.5 million shares of the Company’s common stock valued at $2,278,125), as prepaid software royalties (essentially license fees) in accordance with the provisions of Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” as each of the four software products specifically referred to in the MLA had reached “technological feasibility” within the meaning of Paragraphs 4 and 38 of that statement. The Company has since determined to restate the value of 1.5 million shares by applying a discount to the traded value of the Company’s common stock at the time of issuance based on the discount associated with private sales of shares of its common stock (such shares being “restricted securities” as defined in Rule 144 under the Securities Act of 1933) within close proximity to the time of the issuance of such shares. The revaluation of these shares has resulted in a reduction of $1,528,125 in the original recorded value of the prepaid royalties (i.e., from $4,528,125 to $3,000,000).

      In August 1999, Summus, Ltd. acquired a majority of the then outstanding shares of common stock of the Company. Summus, Ltd. subsequently sold a portion of its shares of the Company’s common stock to third parties such that by December 31, 1999, Summus, Ltd.’s interest had been reduced to approximately 44%. In connection with the transaction, the Company’s existing management team was replaced with new management designated by Summus, Ltd. Over the next several months, the new management team determined to revise the Company’s business plan. Rather than function as a reseller of Summus, Ltd. software products, management determined that the Company should function as an application service provider or service bureau, utilizing Summus Ltd.’s compression technology to enhance the effectiveness of e-commerce, digital advertising, direct marketing campaigns and multimedia — what the Company termed “rich media direct” (“RMD”).

     Planned Service Bureau Business Using Summus, Ltd.’s MaxxSystem

      As a result of the change in business plan, the Company entered into negotiations with Summus, Ltd., beginning in December 1999, to modify the companies’ contractual relationship under the MLA. These negotiations resulted in the companies’ execution of several agreements (i.e., a master agreement, software license agreement, software maintenance agreement, revenue sharing agreement and software escrow agreement) in mid-February 2000. These agreements superseded the MLA in its entirety. Under these agreements, Summus, Ltd. granted to us a non-exclusive license to use a suite of software products referred to as “MaxxSystem.”

      Under the new agreements, the Company did not become obligated to make any additional payments, in cash or other consideration, to Summus, Ltd. for the software products to be provided thereunder. In fact, the Company received approximately $2.2 million in credits toward future fees due and payable to Summus, Ltd. Under the circumstances, the Company determined that, in the absence of any information that would have indicated that the net realizable value of any of the products licensed under the MLA had been adversely affected by its change in business plan or that the unamortized capitalized costs exceeded the net realizable value of such products, no impairment-related write off under SFAS No. 86 was appropriate as of December 31, 1999. As of that date, the Company fully expected to generate future revenues, in its contemplated service bureau business, through the use of the Summus, Ltd. software products covered by the several agreements then being negotiated, sufficient to recover the carrying value of the prepayments under the MLA.

      The software license agreement provided the Company with rights to use of Summus, Ltd.’s MaxxSystem suite of products in the Company’s planned service bureau business. The agreement did not permit the Company to resell any of the software products constituting MaxxSystem. As such, the Company determined that the MaxxSystem suite of software products constituted “internal use” software subject to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Although the software license agreement (and the related agreements) were executed in mid-February 2000, the terms of such agreement had been substantially negotiated and agreed to at the time the Company’s financial statements as of and for the year ended December 31, 1999, were issued in February 2000. For this reason, the Company also gave consideration to the question of impairment of the prepaid royalties as of December 31, 1999, under the provisions of SOP 98-1. SOP 98-1 requires an evaluation of capitalized software costs for impairment in accordance with FASB Statement No. 121. SFAS 121 requires an estimate of future cash flows to determine if an asset that is in use is impaired. SOP 98-1 includes examples of indicators that internal use software has been impaired, including: (i) the software is not expected to provide substantive service potential; (ii) a change occurs in the extent or manner in which the software is used or expected to be used; or (iii) a significant change to the software is made or expected to be made. The change in the Company’s business plan was driven primarily by the view that delivery of multimedia over the Internet through use of the MaxxSystem suite of software products offered greater future cash flows than the resale of the software products licensed under the MLA. As noted above, under the agreements the Company did not become obligated to make any additional payments, in cash or other consideration, to Summus, Ltd. for the software products to be provided thereunder. In fact, the Company received approximately $2.2 million in credits from the prepaid royalties paid in connection with the MLA toward future fees due and payable to Summus under the terms of the Master Agreement. In view of these considerations, the Company determined that an impairment-related write off of the prepaid royalties was not appropriate as of December 31, 1999 under SOP 98-1 and SFAS 121.

      The Company has concluded it is appropriate to restate the accompanying financial statements as of and for the year ended December 31, 1999, to reduce the recorded value of the prepaid royalties by $833,333 to reflect the amortization of the prepaid software royalties in 1999 in accordance with the provisions of SFAS No. 86. Originally, no amortization was recorded as the Company planned to directly offset the prepaid royalties against future royalty payments otherwise due under the terms of the MLA. The amount amortized ($833,333) was derived based upon the downward adjustment in the prepaid royalties carrying amount associated with the revaluation of the shares of the Company’s common stock (as explained above) and applying the straight-line method over the three-year estimated economic life of the products licensed under the MLA.

      As explained in Item 1. “Business — Our History,” toward the end of the first quarter of 2000, a combination of market conditions and potential government regulatory actions caused us to modify our short- and longer-term plans for revenue generation as an application service provider of multimedia content over the Internet. Market resistance developed to the delivery of Internet services via “.exe” file types following certain software vendors’ delivery of such files with viruses. This prompted many companies to configure firewalls to block all files with an .exe extension. This limited the market for e-mail distribution using the MaxxNote (i.e., the video e-mail-like module of MaxxSystem). At about the same time, the Federal Trade Commission initiated an investigation into the use of information gathered by permission-based marketing through e-mails and banner ads. In addition, feedback from our early distribution and campaign management service offerings made evident that we needed to add to our service offerings video streaming (together with the computer hardware, network and support facilities to enable use of video streaming) to be a viable player in the marketplace.

      In view of these developments, on March 28, 2000, the Company engaged Nexgenix, an e-business systems integrator, to evaluate the Company’s business model and one specific planned application of MaxxSystem: distribution and campaign management services. In May 2000, Nexgenix presented to the Company the results of its evaluation and recommended three software solutions for distribution and campaign software for the Company’s service bureau business. The recommended solutions did not include MaxxServer, the MaxxSystem module designed to facilitate distribution and campaign management applications. Based on the Nexgenix presentation, the Company’s management determined to select another vendor’s product to provide the distribution and campaign management functionality for the Company’s service bureau business. Nexgenix’s evaluation did not affect the other modules of MaxxSystem. Indeed, the MaxxSystem suite of software products, utilizing Summus, Ltd.’s wavelet-based technology, continued to represent the primary tool that the Company anticipated would drive its service bureau business. For this reason, at the time of filing its Form 10-Q for the quarterly period ended March 31, 2000, the Company’s management did not believe any impairment of the carrying value of its capitalized software license fees relating to the MaxxSystem software had occurred.

      Based on Nexgenix’s recommendations, in July 2000 the Company licensed software developed by E.Piphany for the distribution and campaign management functions of its service delivery. The E.Piphany product was selected as a more robust management and delivery vehicle for the Company’s “rich media direct” (RMD) 2.0 and future releases of RMD service offerings. One of the key criteria for selecting the E.Piphany software was that the Company would continue to be able to use the MaxxNote module as part of RMD 1.0 and future releases of RMD service offerings. This was consistent with the Company’s strategy to maximize the use of Summus, Ltd.’s. wavelet-based technology in its service offerings, since the Company believed that wavelet-based technology would provide it with a competitive advantage over other service providers in its contemplated target market.

      On June 27, 2000, the Company ran its first e-mail campaign, for Buy It Now.com, using the MaxxNote component of MaxxSystem. This was a test campaign, for which the Company received no fees. In July 2000, the Company generated revenues of $4,000 by running a RMD 1.0 campaign for Continental Airlines. Thus, at the end of the second quarter of 2000 the Company was proceeding toward implementation of its service bureau business and management concluded that no impairment charge was warranted as of June 30, 2000.

      The customer analysis and feedback from both the Buy It Now.com and Continental Airlines campaigns made evident that video streaming (together with the computer hardware, network and support facilities to enable use of video streaming) needed to be added to the Company’s service delivery in order to make its service business more viable in the marketplace. Summus, Ltd. was obligated to provide the streaming software (i.e., MaxxServer) under the terms of the software license agreement. However, since the MaxxServer component of MaxxSystem was not yet completed and the Company did not have the required infrastructure in place, the Company commenced a search for a total streaming and related infrastructure solution. Although MaxxServer was not yet finalized at this time, Summus, Ltd. was in the process of completing this module of MaxxSystem. In January 2001 Summus, Ltd. delivered a beta version of its streaming software to the Company for use in its service delivery demonstration.

      Following the Company’s search for a total streaming and infrastructure solution, the Company, in September 2000, entered into a licensing agreement with All Video Network, Inc. (“AVN”) to secure both the streaming and the required infrastructure to conduct streaming. AVN provided a full streaming service. It was anticipated that Summus, Ltd.’s wavelet-based technology would be integrated into this full streaming service when Summus, Ltd. completed its software development. AVN’s real value to the Company was in the infrastructure AVN provided to the Company, enabling it to gain a quicker entry into this market. AVN’s streaming service was considered a complementary, not a substitute, solution, because AVN had the capability to stream both wavelet-based and MPEG4 (an industry leading compression technology) compressed media. The Company’s intent remained to use Summus, Ltd.’s wavelet-based technology in its service delivery, which the Company viewed as the basis of its differentiating its service offering from the competition and providing value in the marketplace.

      The licensing of AVN’s streaming service was viewed as a possible indicator of impairment of the capitalized software license fees related to the MaxxSystem software at the time of the Company’s preparation of its third quarter 2000 financial statements. However, this potential impairment indicator was overcome by the following:

•	AVN’s streaming service was considered a complementary streaming solution, not a substitute solution, because AVN had the capability to stream both wavelet-based and MPEG4 compressed media.

•	The AVN technology was intended to enable the Company to establish a presence in the marketplace and to help further assist in the evaluation of operational processes prior to the next release of RMD. The Company’s intent remained to use Summus, Ltd.’s wavelet-based technology in its service delivery, which the Company viewed as the basis of its differentiating its service offering from the competition and providing value in the marketplace.

•	A key advantage to the AVN license was that it provided to the Company more than just streaming technology. It also provided the hardware and equipment infrastructure to conduct streaming. Under the terms of the Master Agreement, Summus, Ltd. was not obligated to provide the Company with the infrastructure necessary to conduct streaming.

•	The AVN license was readily cancelable by the Company. The Company negotiated this to provide an exit strategy from the AVN streaming solution once the Company’s infrastructure was in place.

     Acquisition of Summus, Ltd. Assets

      Because we viewed Summus, Ltd.’s compression technology as key to differentiating our rich media direct service delivery from other service offerings, we entered into discussions with Summus, Ltd. that led to the two companies entering into an asset purchase agreement at the end of October 2000. The transaction was contingent on the Company raising $7.5 million within 60 days. The Company was not able to raise the necessary funding to close the transaction within the required time frame. Due to the lack of funding, the Company had to temporarily delay its implementation and testing of MaxxSystem in 2000 and became unable to effect payments to third party vendors who were critical in completing this process.

      Since the Company could not raise additional capital, management determined that it was unlikely that funding would be available to develop and rollout the service bureau business model as previously planned. Under FASB 121, when it is no longer probable that computer software will be placed in service, the software should be reported at the lower of its carrying amount or fair value. Under SOP 98-1, there is a rebuttable presumption that if there are no plans to complete the software or place it in service, the software has a fair value of zero. SOP 98-1 describes several indicators that the software may no longer be expected to be completed and placed in service, including “a lack of expenditures budgeted or incurred for the project.” Therefore, during the fourth quarter of 2000, management determined that all of the assets associated with the Company’s service bureau business were impaired. Accordingly, an impairment charge of approximately $2.9 million was recorded in the fourth quarter of 2000 consisting of the net carrying value of the capitalized amounts associated with MaxxSystem of approximately $2.2 million and other capitalized costs incurred in the development of the service bureau business of approximately $0.7 million.

      On February 16, 2001, the Company and Summus, Ltd. consummated the transactions contemplated by the asset purchase agreement, as subsequently amended, without the Company having secured any additional capital. The agreements entered into in mid-February 2000 by the companies were cancelled in their entirety. Following the acquisition of Summus, Ltd.’s assets, we revised our business plan, consistent with the Summus, Ltd. business plan immediately prior to the asset acquisition, to focus on applications of the acquired compression software and technology in the wireless Internet market.

      The consideration paid by the Company to acquire the assets of Summus, Ltd. is described below:

•	The Company issued to Summus, Ltd. shareholders a total of 20,197,797 shares of the Company’s common stock and 6,000 shares of Series B preferred stock (of which 2,000 shares were deposited with an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the asset purchase agreement). As a shareholder of Summus, Ltd., the Company was entitled to receive 3,604,445 of the total number of shares of common stock issued in the transaction. However, these shares were cancelled under the terms of the asset purchase agreement, resulting in a net issuance of 16,593,352 shares of the Company’s common stock. In addition, the asset purchase agreement provided for the cancellation of the 8,217,781 shares of the Company’s common stock owned by Summus, Ltd. prior to the parties’ execution of the agreement.

The Company has authorized the issuance of up to 6,500 shares of Series B preferred stock. The rights of the Series B preferred stock are as follows: each share of Series B preferred stock will be automatically converted into 1,000 shares of common stock, subject to adjustment for stock dividends, stock splits and the like, after the Company’s charter is amended to increase the number of authorized shares of common stock to at least 60 million shares. Under the terms of the asset purchase agreement, the Company is required to seek shareholder approval to amend its charter to increase the number of authorized shares of common stock so that there will be sufficient shares of common stock available and reserved for issuance upon conversion of the Series B preferred stock. The Company anticipates seeking shareholder approval of such an increase in connection with its 2001 annual meeting of shareholders. Until then, the Series B preferred stock will not be convertible. Each share of Series B preferred stock is entitled to receive dividends and participate in distributions upon liquidation pro rata with the common stock on an as-converted basis, and will vote equally with the common stock on an as-converted basis. These rights apply even if there is insufficient authorized common stock to permit conversion of the Series B preferred stock.

•	The Company issued to Summus, Ltd. warrants to purchase a total of 500 shares of its Series B preferred stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B preferred stock ($5.50 per share of our common stock on an as-converted basis).

•	The Company assumed approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between the Company and Summus, Ltd. were cancelled upon the closing of the asset acquisition.

     Acquisition of Douglas May & Co., Inc.

      On July 10, 2000, the Company acquired all of the issued and outstanding capital stock of Douglas May & Co., Inc., a marketing and advertising company, by issuing 183,070 shares of its common stock to Douglas May, the sole shareholder of Douglas May & Co., in a business combination accounted for as a purchase. These shares were valued at $1,376,000.

      The 183,070 shares of common stock were issued at closing in three allotments:

•	The first allotment corresponded to $500,000 of value. The Company issued 50,000 shares of common stock, such shares being subject to adjustment if the OTC Bulletin Board trading price of the common stock on the first anniversary of the closing date of the transaction is less than $10.00 per share. Under such circumstances, the Company is obligated to issue additional shares of common stock that, when added to the 50,000 shares, and multiplied by the per share trading price on the first anniversary of the closing date, shall equal $500,000 in value. The issuance of the 50,000 shares has been recorded at the “guaranteed” amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares will not change the recorded cost of the acquisition of May.

•	The second allotment of shares of common stock (87,498 shares) issued corresponded to $576,000 of value. The Company committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before January 1, 2001, Mr. May had the right to cause the Company to repurchase these shares from Mr. May at their stated redemption value (negotiated between the parties and based on the average of the last sales price of shares of such stock on the OTC Bulletin Board for the ten consecutive trading days ending two business days prior to the closing date) by making six cash installment payments totaling $576,000. Mr. May has not yet elected to have the Company repurchase these shares.

•	The third allotment of shares of common stock (45,572 shares) issued corresponded to $300,000 of value (calculated in the same manner as with respect to the 87,498 shares described above). The Company committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before the expiration of 90 days from the closing date, Mr. May had the right to cause the Company to repurchase these shares from him by releasing funds, in the amount of $300,000, the acquisition agreement provided be placed into an escrow account, the funds being from certain accounts receivable of May that were collected subsequent to the acquisition date. In January 2001, based on the election of Mr. May, the Company repurchased and retired these shares for $300,000 using the funds from the escrow account. These shares will be treated as outstanding for loss per share purposes in accordance with the guidance set forth in SFAS No. 128. All shares issued that are subject to repurchase by the Company have been presented on the Company’s balance sheet as redeemable stock outside of stockholder’s equity.

      The results of operations of Douglas May & Co. are included in the Company’s financial statements from the date of acquisition. By virtue of the acquisition of Douglas May & Co., the Company generated its first significant revenues and thereby exited the development stage.

      During 2000, Douglas May & Co. produced negative operating cash flows. As explained above, the Company determined in the fourth quarter of 2000 not to pursue its planned service bureau business due to funding constraints. Management determined that there was no basis upon which to project positive future cash flows from Douglas May & Co. since the acquisition was motivated by the anticipated synergies to be derived by incorporating the Douglas May & Co. business into the Company’s planned service bureau business. Thus, in accordance with the provisions of SFAS 121, the Company concluded that the unamortized portion of the goodwill recorded in connection with the acquisition of Douglas May & Co. ($1,058,177, net of the previously amortized amount of $116,260) had become fully impaired and should be written off. Thus, the Company recorded an impairment charge of $1,058,177 in the fourth quarter of 2000. The Company is in the process of seeking to divest the operations of Douglas May & Co.

Results of Operations

      The following discussion and analysis of the Company’s results of operations and financial condition should be read in conjunction with the Company’s consolidated financial statements and related notes included in Item 8 of this Form 10-K.

      Because of our limited operating history, comparisons between results for different periods to date generally are not meaningful.

Year ended December 31, 2000 compared to the Year ended December 31, 1999

      Revenues. Revenues for the year ended December 31, 2000, of $599,054 represent revenues by Douglas May & Co. and the $4,000 generated from the rich media direct campaign run for Continental Airlines. Revenues from the media creation services provided by Douglas May & Co., including creative design assistance and commercial content development, is recognized at the time the services are rendered based on the terms of individual contracts.

      Costs of revenues. Costs of revenues for the year ended December 31, 2000, also associated with Douglas May & Co., were $476,280.

      Gross Profit. Gross profit for the fiscal year ended December 31, 2000, was $122,774.

      During most of the year ended December 31, 1999, the Company was positioning itself to engage in the resale of the various software products licensed from Summus, Ltd. under the February 1999 Marketing License Agreement. The Company engaged in the development of a sales and marketing plan for these products and endeavored to put in place the necessary infrastructure. However, 1999 was characterized by several management changes, including the change that followed Summus, Ltd.’s acquiring a controlling interest in the Company in August 1999. Further, the Company’s limited financial resources greatly hampered its marketing and sales efforts. Of necessity, the Company made such efforts primarily from its website. In view of these disruptions and constraints, the Company did not realize any revenues from these products. As described in the “Overview” section, by year-end the Company had determined to change its business plan and was in the midst of negotiations with Summus, Ltd. to modify its existing business relationship.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the year ended December 31, 2000, were $6,864,159 compared to $2,582,447 for the year ended December 31, 1999. Selling, general and administrative expenses for the year ended December 31, 2000, included $1,754,560 in legal and accounting fees. Of this amount, $400,000 related to our merger with J.S.J. Capital and the remaining portion was attributable to professional fees associated with Securities and Exchange Commission filings and other general corporate activity. Selling, general and administrative expenses for the year ended December 31, 2000, also included $1,498,792 in salaries and payroll costs and $860,602 in outside consulting fees. The remaining balance is attributable to the development and rollout of the Company’s planned service bureau business.

      Selling, general and administrative expenses in year 1999 included $1,391,000 in non-cash charges relating to the grant of stock options exercisable for 1,140,000 shares of the Company’s common stock at a price ($0.01 per share) which was below the fair value of the common stock at the time of grant. This includes an option issued to Mr. Richdale exercisable for 1,000,000 shares of the Company’s common stock. See the disclosure under Item 5. “Recent Sales of Unregistered Securities – Stock Issuances for Services Rendered.” The remaining costs related to salary and other general operating costs.

      [Non-Cash Compensation.] Non-cash compensation charges for the year ended December 31, 2000, were $333,750 related to the grant of stock options exercisable for 15,000 shares of the Company’s common stock to Richard F. Siefert, one of the Company’s directors, at a price below the estimated fair of the common stock at the time of issuance.

      Loss Contingency Charges. Loss contingency charges for the year ended December 31, 2000 were $1,281,946 compared to $800,000 for the year ended December 31, 1999. On January 26, 2000, William R. Dunavant (“Dunavant”), a former shareholder of Summus Technologies, Inc., who received 350,000 shares of the Company’s common stock and $100,000 in cash in exchange for his shares of Summus Technologies, Inc. stock, filed a lawsuit against the Company. Former management of the Company had entered into an agreement with Dunavant and Michael Cimino that obligated the Company to file a registration statement with the SEC to register the resale of these shares within a specified time period. The Company’s failure to register such shares resulted in a lawsuit against the Company seeking damages of $13,300,000. Pursuant to a settlement agreement entered into as of May 4, 2000, as amended on June 6, 2000, the Company agreed, among other things, to register the 350,000 shares then held by Dunavant and to issue to him an aggregate of 175,000 new shares of the Company’s common stock with registration rights. The Company subsequently entered into a Second Amended and Restated Settlement Agreement, dated October 26, 2000, which superseded all previous agreements with Dunavant. By the terms of the Second Amended and Restated Settlement Agreement (and a supplemental letter thereto, dated December 5, 2000), the Company issued to Dunavant 1,700,000 shares of common stock in 2000. The value of these shares, totaling $1.6 million, was based on a discount applied to the traded value of the Company’s common stock on the date of issuance reflecting that the shares were not registered and are, therefore, “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. The number of common shares held by Dunavant at December 31, 2000, totaled 2,050,000. Additionally, the Company became obligated to issue 25,000 shares of restricted common stock per month and pay $25,000 in cash per month to Dunavant until a registration statement on Form S-1, covering the resale of Dunavant’s shares, is declared effective by the SEC. Accordingly, the loss contingency for the year ended December 31, 2000, included the value of the shares issued to Dunavant in 2000, plus management’s best estimate of the monthly share and cash allotments the Company is obligated to make until a registration statement on Form S-1 is declared effective by the SEC. See the disclosure under Item 13. “Certain Relationships and Related Transactions.”

      Interest Expense. Interest expense for the year ended December 31, 2000, of $15,192 represents interest expense incurred on capital lease obligations. During the year ended December 31, 1999, we incurred non-cash interest expense of $2,655,749 relating to the issuance of convertible debentures that included common stock conversion prices which were below the fair value of the common stock on the date the convertible debentures were issued. The majority of these debentures were issued to Mr. Richdale and/or his affiliates in connection with Mr. Richdale’s payment on the Company’s behalf of all but $60,000 of the first three payments due Summus, Ltd. under the February 1999 Marketing License Agreement. See the disclosure under Item 5. “Recent Sales of Unregistered Securities — Issuances of Convertible Debentures/ Underlying Shares of Common Stock.”

      Amortization Expense. Amortization expense for the year ended December 31, 2000 was $116,200 compared to $833,333 for the year ended December 31, 1999. Amortization expense for the year ended December 31, 2000 related to the amortization of goodwill resulting from the acquisition of Douglas May & Co. in July 2000. Amortization expense of $833,333 for the year ended December 31, 1999 related to the amortization of the prepaid software royalty costs capitalized in 1999 under the February 1999 Marketing License Agreement. See Note 2 to the Company’s Consolidated Financial Statements.

      Impairment Charges. An impairment charge for the year ended December 31, 2000 of $2,895,005 relates to the cessation of the Company’s rollout of its planned service bureau business model. During the fourth quarter of 2000, the Company could not raise the necessary capital to complete the development and rollout of its planned service bureau business and therefore management determined that all costs associated with the service bureau business were impaired. Accordingly, an impairment charge of $2,895,005 was recorded in the fourth quarter of 2000 consisting of the net carrying amount of the capitalized costs incurred in the development of the service bureau business. Included in these costs was approximately $2.2 million of costs associated with MaxxSystem and $0.7 million of other capitalized costs incurred in the development of the service bureau business. See Note 6 to the Company’s Consolidated Financial Statements.

      An impairment charge for the year ended December 31, 2000 of $1,058,177 related to the impairment to the goodwill recorded in connection with the acquisition of Douglas May & Co. During the fourth quarter of 2000, management determined that the expected synergies and expected future prospects of incorporating the business of Douglas May & Co. into the Company’s planned “rich media direct”-based service bureau business would not be realized. Accordingly, $1,058,177 represents the unamortized portion of the goodwill recorded in connection with the acquisition of Douglas May & Co. See Note 4 to the Company’s consolidated financial statements.

      Net Loss. As a result of the factors discussed above, our net losses for the year ended December 31, 2000 and 1999 were $12,441,655 and $9,684,529, respectively.

Year Ended December 31, 1999 as compared to the Year Ended December 31, 1998

      Revenue. As previously described, during most of the year ended December 31, 1999, the Company was positioning itself to engage in the resale of the various software products licensed from Summus, Ltd. under the February 1999 Marketing License Agreement. The Company engaged in the development of a sales and marketing plan for these products and endeavored to put in place the necessary infrastructure. However, 1999 was characterized by several management changes. Further, the Company’s limited financial resources greatly hampered its marketing and sales efforts. In view of these disruptions and constraints, the Company did not realize any revenues from these products.

      For the first seven months of the year ended December 31, 1998, the Company was inactive. The Company effected the acquisition of Marketers World, Inc. in August 1998 and Brad Richdale Direct, Inc. in September 1998, but did not engage in any revenue generating activity during the balance of 1998. By year-

end 1998, the Company, in part because of its limited financial resources, determined to discontinue the operations of the former Marketers World business. The net book value of the assets associated with this business, in the amount of $68,890, was written off at December 31, 1998, and included in the loss from discontinued operations.

      Selling, General And Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 were $2,582,447 compared to $374,841 for the year ended December 31, 1998. Selling, general and administrative expenses in 1999 included a $1,391,000 non-cash charge relating to the above-described grants of stock options exercisable for 1,140,000 shares of the Company’s common stock at a price ($0.01 per share) which was below the fair value of the common stock at the time of grant. The remaining costs related to the Company’s efforts to resell the software products licensed under the February 1999 Marketing License Agreement and to salary and other general operating costs, which increased from 1998 to 1999 due to the additional corporate overhead implemented in order to commence the Company’s business.

      Non-Cash Compensation. Non-cash compensation charges for the year ended December 31, 1999, were $2,813,000 related to the grant of stock options exercisable for 1,075,000 shares of the Company’s common stock and issuances of an aggregate of 250,000 shares of common stock (representing the shares issued to family members of Mr. Seifert, one of the Company’s directors, at a time when the Company had a critical need for financing) at prices below the estimated fair value of the common stock at the time of issuance. The stock options vested upon issuance and had a nominal exercise price of $0.01.

      Interest Expense. Non-cash interest expense of $2,655,749 incurred in the year ended Decembers 31, 1999, related to the issuance in 1999 of convertible debentures with conversion prices below the fair value of the common stock on the date the debentures were issued.

      Amortization Expense. Amortization expense of $833,333 incurred in the year ended December 31, 1999 related to the above-described amortization of the prepaid software royalty costs capitalized in 1999 under the February 1999 Marketing License Agreement.

      Loss Contingency Charges. Loss contingency charges of $800,000 incurred during the year ended December 31, 1999, related to the initial accrual associated with the Dunavant lawsuit and settlement.

      Loss from Discontinued Operations. The Company recorded a loss from discontinued operations of $1,334,855 for the year ended December 31, 1998, related to the previously described termination of the Marketers World operations at the end of 1998.

      Net Loss. As a result of the factors discussed above, our net loss for the year ended December 31, 1999 was $9,684,529 and our net loss for the year ended December 31, 1998 was $1,709,696.

Liquidity and Capital Resources

      As of May 31, 2001, we had $250,000 of cash on hand and negative working capital of $5.5 million. As of such date, we had approximately $5.7 million of accounts payable, accrued expenses, notes payable and capital lease obligations and were in default of payment terms with several of our vendors. The vendors for which more significant amounts are owed have been contacted. We are in discussions with such vendors for purposes of seeking to negotiate down the amounts due, extend the payment terms and/or satisfy amounts due through a combination of cash and stock. In certain cases, we are in the process of structuring extended payment terms providing from 9-18 months of additional time to effect payment. In addition to our indebtedness to vendors, we are also delinquent in the payment of amounts due legal and other advisors. There can be no assurance that our vendors and advisors will be willing to agree to any concessions or that we will be able to generate sufficient funds to satisfy our debts.

      On February 16, 2001, the Company acquired substantially all of Summus, Ltd.’s assets. In connection with this transaction, we provided funding to Summus, Ltd totaling $1,975,000, $1,435,000 of which was provided to Summus, Ltd. in 2000. The primary source of the funding the Company provided to Summus, Ltd. was generated by sales of our common stock and warrants in private placement transactions (all such securities being “restricted securities” as defined in Rule 144) to accredited investors. We anticipate that the sale of the Company’s equity securities will remain the primary source of the Company’s funding, as we have no credit facilities. We cannot guarantee that we will continue to be able to raise capital or that if we do so it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership.

      The success and growth of the Company’s business, post-Summus, Ltd. asset acquisition, is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for the Company to execute on its business plan, the Company anticipates that it will require approximately $5 million in working capital within the next twelve months, in part to expand its operations to Europe and Asia where the wireless network infrastructure is currently more developed than it is in North America. It is imperative that the Company market and sell or license its products where the infrastructure is capable of supporting our technology. This will represent a significant cost to the Company but is critical to its future success. By establishing operations in targeted areas around the world, supported by the necessary marketing resources, the Company expects to be able to work with local carriers, device manufacturers and content providers and seek to shorten sales cycles established with its targeted customer base.

      Our continuation as a going concern depends on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.

      Cash Flow from Operating Activities. Net cash used in operating activities was $3,822,295, $1,021,323 and $291,685 during the years ended December 31, 2000, 1999 and 1998, respectively. The key factors affecting cash flow used in operating activities were the greater amounts paid in salaries as our workforce expanded, along with the operational costs incurred in endeavoring to resell the software products licensed under the February 1999 Marketing License Agreement (in 1999) and in the development and rollout of the planned service bureau business (in 2000). For the year ended December 31, 1998, net cash used in discontinued operations of $1,265,965 represents the net cash used to operate Marketers World during 1998.

      Cash Flow from Investing Activities. Net cash used in investing activities of $968,557 during the year ended December 31, 2000, represents capital expenditures for office furniture and computer equipment. Net cash used in investing activities of $106,052 during the year ended December 31, 1999 included $4,052 paid for office furniture, and $102,000 paid in connection with the acquisition of our ownership interest in Summus Technologies, Inc. Our total investment in Summus, Ltd. (following the merger of Summus Technologies into Summus, Ltd.) was $1,855,937, consisting of a cash payment of $102,000 and the issuance of 795,001 shares of our common stock valued at $643,951, and a non-cash equity contribution received from a significant shareholder of the Company, valued at $1,109,986. Net cash used in investing activities of $50,148 for the year ended December 31, 1998 included the purchase of equipment.

      Cash Flow from Financing Activities. Our operations to date have been primarily funded by private placements of our preferred and common stock and the issuance of convertible debentures to our principal shareholders and their affiliates.

      Net cash provided by (or used in) financing activities of $4,868,734 for the year ended December 31, 2000 related to:

•	the sale of 2,000 shares of our Series A convertible preferred stock (at a per share price of $1,000), generating net proceeds of $1,850,952;

•	the sale of 1,544,290 shares of our common stock along with warrants to purchase an additional 1,997,564 shares of common stock at an exercise prices ranging from $4.00 to $4.625 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregate proceeds of $4,777,553;

•	$1,435,000 in loans made to Summus, Ltd. under the terms of the October 30, 2000 asset purchase agreement. The Company was obligated to make cash payments of $235,000 to Summus, Ltd. beginning on October 30, 2000, and every two weeks thereafter. Shares of the Company’s common stock owned by Summus, Ltd. collateralized these payments. Upon the closing of the asset acquisition on February 16, 2001, the Company ceased to make any further advances to Summus, Ltd;

•	the restriction of $300,000 in cash under the terms of the share acquisition agreement entered into in connection with the acquisition of Douglas May & Co.; and

•	principal payments made on a capital lease of $5,448 and repayments to shareholders of $19,323.

      Net cash provided by financing activities of $1,357,506 during the year ended December 31, 1999 resulted from:

•	the sale of 588,188 shares of our common stock at per share prices ranging between $1.00 and $2.50, generating net proceeds of $597,500;

•	the issuance of convertible debentures, generating cash proceeds of $558,640; and

•	net advances from shareholders totaling $210,852.

      Net financing activities during the year ended December 31, 1998 of $1,626,407 included proceeds from the sale of common stock of $317,000, shareholder capital contributions of $1,091,648 and shareholder advances of $445,378, less $227,619 used to repurchase 38,500 shares of our common stock.

New Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all years beginning after June 15, 2000. Because the Company has not historically used derivative financial instruments, the Company does not anticipate that SFAS 133 will have a material impact on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

      We do not use any derivative financial instruments for hedging, speculative or trading purposes. Our exposure to market risk is currently immaterial.

Item 8.  Financial Statements and Supplementary Data.

      The financial statements and supplementary data filed with this report are set forth in the “Index to Consolidated Financial Statements and Schedule” following Part IV hereof.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On November 1999, we engaged Ernst & Young LLP as our independent auditors for the year ended December 31, 1999, to replace Barry L. Friedman, P.C. (“Friedman”), whom we dismissed as our independent auditors on the date Ernst & Young LLP was engaged. The decision to change independent auditors was approved by our Board of Directors.

      The reports of Friedman on our financial statements for years 1996 and 1997 and for the period commencing January 1, 1998 and ending July 22, 1998 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The reports of Friedman on our financial statements for the period January 1, 1998 to July 22, 1998 and for the two years in the period ended December 31, 1997 included an explanatory paragraph about our ability to continue as a going concern. In connection with the audits of our financial statements for the years ended December 31, 1996 and 1997, and in the subsequent interim period preceding the dismissal of Friedman, there were no disagreements with Friedman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Friedman, would have caused Friedman to make a reference to the matter in their report. During the time period Friedman performed its audits and through the date of dismissal, there were no “reportable events”, as that term is defined in Item 304(a)(1)(v) of Regulation S-K, with respect to the services provided by Friedman.

      We requested and received from Friedman a letter addressed to the Commission stating that Friedman agrees with the above statements.

      During 1996 and 1997 and through the date that we engaged Ernst & Young LLP, we did not consult with Ernst & Young LLP on matters relating to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements, or which concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K, Item 304).

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Board of Directors

      The following table provides information regarding the members of our Board of Directors including their ages, the year they were first elected as directors and the expiration of their terms as directors:

		First Year
		Elected
		as	Term
Name	Age	Director	Expires

Stuart Diamond	53	2001	2002

Dr. Bjorn Jawerth	48	2000	2002

Andrew L. Fox	37	2000	2002

Richard F. Seifert	50	1999	2002

Herman Rush	71	2000	2002

Wendi Tush	43	2001	2002

      In addition to the above members, Christopher Gaertner is an advisor to our Board of Directors and has no voting power.

      By the terms of the agreement under which the Company acquired substantially all of the assets of Summus, Ltd., the size of the Company’s Board of Directors was to be increased to ten members immediately following the closing of the transaction. Post-closing, the Board was to consist of four members from each of the Company and Summus, Ltd. Upon the selection of a ninth director by the 4 representatives of the Company, Ms. Tush was to be appointed to the Board as the tenth member. However, Ms. C. Cristine Wittriss (a Company member) and Mr. Kenneth Marks (a Summus, Ltd. member) have since resigned as directors of the Board and the Board has since consisted of six directors.

Executive Officers

      The following table provides information regarding our executive officers, the capacity in which they serve the Company, when they assumed office and their ages.

Name	Office	Officer Since	Age

Richard F. Seifert	Co-Chief Executive Officer	2001	50
Dr. Bjorn Jawerth	Co-Chief Executive Officer, Chief Scientist, President	2001	48
Gary E. Ban	Chief Operating Officer	2001	37
Robert S. Lowrey	Chief Financial Officer,	2000	41
	Treasurer

Business Experience of Directors, Officers and Other Key Employees

      Stuart Diamond became a Board member in February 2001 and is the current Chairman of the Board of Directors. Mr. Diamond is president of Global Strategy Group, which advises U.S. and foreign corporations on how to effectively solve business problems, including negotiation, valuation, strategy, mergers and internal issues. Mr. Diamond’s prior experience includes working at the law firm of Sullivan & Cromwell and the investment bank of Morgan Stanley. In a former career, he worked as a journalist for The New York Times, where he was on a team that won the Pulitzer Prize in 1987. Mr. Diamond is a graduate of Harvard Law School and holds an M.B.A. with honors from the Wharton Business School, where he is currently a member of the faculty.

      Dr. Bjorn Jawerth has been on our Board of Directors since February 2000 and has served as Co-Chief Executive Officer, Chief Scientist and President since February 2001. Dr. Jawerth founded Summus, Ltd. in

1991 and was its Chairman and President until its acquisition by the Company. Dr. Jawerth received a Masters of Science in mathematics and Statistics, as well as an M.Sc. in technical physics and electrical engineering in 1974 from Lund Institute of Technology, Lund, Sweden. He also received his Ph.D. in mathematics from Lund Institute in 1977. Dr. Jawerth is the David W. Robinson Palmetto Professor, Professor of Mathematics and Adjunct Professor of computer science at the University of South Carolina. He directs a group of approximately 50 researchers in mathematics, computer science, mechanical engineering and chemistry at the University of South Carolina and Chalmers University of Technology in Gothenburg, Sweden. Dr. Jawerth has more than 30 years of experience as a consultant in the areas of image processing and finite element analysis. He has more than 90 publications to his credit in books and journals.

      Andrew L. Fox was our Chief Executive Officer from August 2000 through February 2001 and our acting President and Chief Executive Officer from August 1999 through August 2000. Mr. Fox has also been a director since January 2000. Mr. Fox was Executive Vice President of Sales and Marketing for Summus, Ltd. from August 1999 through January 2000. Although Mr. Fox ceased to be an executive officer of the Company following the acquisition of Summus, Ltd.’s assets in February 2001, he remains an employee of the Company, working primarily in the area of sales and marketing. From December 1996 through June 1999, Mr. Fox was Senior Marketing Manager of RealNetworks, Inc., a provider of software products and services for Internet media delivery and a pioneer of streaming media systems enabling the creation, real-time delivery and playback of audio, video and multimedia content on the Web. From June 1991 through November 1996, he was a Sales and Marketing Manager for IBM’s Wireless Data Division and a Product Manager at IBM’s Networking Hardware Division. Mr. Fox has a M.B.A. from Duke University’s Fuqua School of Business in Durham, North Carolina and an undergraduate degree in computer science and electrical engineering from Duke University’s School of Engineering.

      Richard F. Seifert has been a member of our Board of Directors since February 1999 and has been our Co-Chief Executive Officer since February 2001. He was our Vice President of Operations from March through November 1999. From 1995 through February 1999, Mr. Seifert was self-employed marketing consultant. Mr. Seifert has a degree in business administration from Montgomery County College and Penn State University.

      Herman Rush has been a member of our Board of Directors since March 2000. Since 1999, Mr. Rush has been Chairman of the Board and Chief Executive Officer of Infotainment International, Inc. and related companies, companies that develop and produce content for the Internet. Mr. Rush is a partner in Rush Cooperman Associates, LLC, an Internet development and production company, as well as CEO of Internet Program Providers, Inc., an Internet distribution/syndication company. Mr. Rush served as Executive Producer of The Montel Williams television programs from 1990 through 1997 and currently is a consultant to the program. Mr. Rush is a former President and CEO of the Columbia Pictures Television Group and a former CEO of Coca-Cola Telecommunications, Inc.

      Wendi S. Tush has been a member of our Board of Directors since February 2001. Ms. Tush is currently a Managing Director, Consulting Services, of HWH New Media, where she is responsible for market research and the design of Internet/multimedia marketing programs. She is also the chief executive officer and co-founder of MediQuick.com, an online service business targeted to healthcare providers. Ms. Tush is also President of Columbia Process Partners, a consulting company specializing in web site marketing. From 1996 to 1998, Ms. Tush held the position of Executive Vice President, Strategic Planning, of Princeton Media Group. Ms. Tush holds a B.A. in psychology from Cornell University and an M.B.A. from Columbia University.

      Christopher W. Gaertner has been an advisor to our Board of Directors and management since August 2000. Mr. Gaertner is currently a Senior Vice President at Lehman Brothers, Inc. in Menlo Park, California where he heads the West Coast Software and Internet Infrastructure Group. From 1993 to 1999 he was employed by Warburg Dillon Read & Co., Inc., in New York where he worked in the Technology Group of the Corporate Finance Group. Mr. Gaertner earned a Master of Science in engineering from Columbia University, an M.B.A. from the Wharton Business School, and an undergraduate degree in electrical engineering from the United States Military Academy.

      Gary E. Ban joined the Company as our Chief Operating Officer in February 2001. In his past role as Chief Operating Officer/ Chief Information Officer of Summus, Ltd., Mr. Ban had supervisory responsibility over company operations, information technology and human resources. Prior to joining Summus, Ltd. in September 1999, Mr. Ban held a variety of executive-level management positions establishing direction and operational implementation for business, financial and engineering systems integration. From November 1996 through August 1999, Mr. Ban served as Director of Customer Integration for ABB Power T&D Inc.’s Electricity Metering group, where he was responsible for global systems integration for large-scale information management solutions. From June 1996 to November 1996, Mr. Ban served as Director of Re-engineering Services for the Pinnacle Group, a consulting company, where he was instrumental in establishing a consulting business offering re-engineering process management focused on enterprise resource planning. Mr. Ban holds an M.B.A. from Duke University, a bachelor’s degree in industrial management and an associate applied science degree in computer engineering from the Milwaukee School of Engineering.

      Robert S. Lowrey has been our Chief Financial Officer and Vice President of Finance since June 2000. Prior to joining the Company, Mr. Lowrey served as a senior audit manager for Ernst & Young LLP in Raleigh, North Carolina from November 1993 to May 2000. Mr. Lowrey is a graduate of Grove City College in Grove City, Pennsylvania.

      Dr. Jiangying Zhou recently was appointed our Vice-President of Research; she had previously served as Director of Research and Development at the Company and, before that, at Summus, Ltd. Prior to joining Summus, Ltd. in March 1998, Dr. Zhou was a research scientist at Panasonic Information and Networking Technologies Laboratories, Princeton, New Jersey, where she conducted research in the areas of image analysis, information retrieval, and document processing. Dr. Zhou received her Ph.D. in Electrical Engineering from the University of New York at Stony Brook in 1993. She received her M.S. degree (1985) and B.S. degree (1982), both in computer science, from Fudan University, Shanghai, China. Dr. Zhou has taught in the Computer Science Department of Fudan University. She has published 30 papers in international journals and conferences and has given many talks at international conferences. She is also the owner of five U.S. patents. Dr. Zhou is currently the co-chair for the PSIE/ IS&T Document Recognition Conference. She also served as session chair and as referee for several international conferences and journals, including the SPIE Document Recognition Conference, the Fifth International Conference on Document Analysis and Information Retrieval, IEEE Transaction on Pattern Recognition and Machine Intelligence, Journal of Computer Vision, Graphics, and Image Processing, and Journal of Electronic Imaging. Dr. Zhou’s research interests include video/image analysis, pattern recognition, information retrieval, character recognition, and document processing.

      Mr. Leonard Mygatt has been our Executive Vice President, Advanced Technology, since the Company’s acquisition of Summus, Ltd.’s assets in February 2001. Mr. Mygatt served in the same capacity with Summus, Ltd. beginning in December 1995. Prior to his association with Summus, Ltd., Mr. Mygatt was employed by Magnavox Electronic Systems Company, where he served as a project leader for the design, development and production of advanced tactical data link systems and as a project manager and leader for a research and development project investigating image and video compression. Mr. Mygatt received a B.S. in electrical engineering from the University of California at San Diego in 1983.

      Mr. Barry J. Johnson was hired as Vice President, Products in June 2001. Mr. Johnson’s primary responsibilities will be to prioritize the Company’s product development efforts and to position the Company’s new product line to maximize revenue generation. Mr. Johnson most recently served as Vice President of Operations at Dial2Go, Inc., where he was responsible for developing new business for this start-up company. From May 1998 to February 2001, Mr. Johnson served as Director of Program Management within Motorola, Inc.’s Personal Communications Sector, where he managed the team responsible for Motorola’s digital phone programs. From August 1997 to April 1998, Mr. Johnson served as Marketing Director for Motorola’s Transmission Products Division. Mr. Johnson has also served in various product marketing capacities at Gateway, Zenith Data Systems and NCR. Mr. Johnson earned a B.A. in economics from Hanover College and an M.B.A. in finance from Indiana University.

Family Relationships

      There are no family relationships between or among any of our directors and executive officers.

Committees of the Board of Directors

      Our Board of Directors is responsible for establishing broad corporate policies and for our overall performance. On February 27, 2001 our Board of Directors constituted the following committees:

      Employment and Compensation Committee. The Employment and Compensation Committee reviews and approves the Company’s compensation plans covering executive officers and other key management employees, reviews the competitiveness of the Company’s total compensation practices, determines the annual base salaries and incentive awards to be paid to executive officers, and reviews and approves special hiring and severance arrangements with executive officers. The Employment and Compensation Committee currently consists of two members, Messrs. Rush and Jawerth.

      Audit Committee. The Audit Committee recommends to the Board for appointment the independent auditors to be selected to audit the financial statements of the Company. The Audit Committee discusses with the auditors their independence and obtains at least annually the auditors’ written statement describing their independent status. The Audit Committee reviews with management and the independent auditors the Company’s financial statements and any financial reports submitted to the public. The Audit Committee also has periodic discussions with management and the independent auditors regarding the quality and adequacy of the Company’s internal controls. The Audit Committee currently consists of two members, Mr. Rush and Ms. Tush.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), and related regulations of the Securities and Exchange Commission, requires the Company’s directors, officers and beneficial owners of more than 10% of the Company’s common stock (collectively, “reporting persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of any and all classes of equity securities of the Company. The reporting persons are required by SEC regulations to furnish the Company with copies of all such filings. Specific due dates for these reports have been established and the Company is required to identify in this annual report on Form 10-K those persons who failed to timely file these reports.

      Based on its review of the copies of filings received by the Company with respect to the year ended December 31, 2000, the Company believes that all reporting persons complied with the Section 16(a) filing requirements in the year ended December 31, 2000, other than as follows:

•	Herman Rush, who was appointed a director on March 15, 2000, failed to file a Form 3 (“Initial Statement of Beneficial Ownership of Securities”) within ten days of the Company’s being deemed to have a class of equity securities registered pursuant to Section 12 of the Exchange Act following its acquisition of J.S.J Capital in April 2000. Mr. Rush also, on two occasions, failed to file a Form 4 (“Statement of Changes of Beneficial Ownership of Securities”) within ten days after the end of each of the months of May and October 2000 upon his receipt in such months of option grants exercisable for 20,000 and 30,000 shares of common stock, respectively.

•	Dr. Bjorn Jawerth failed to file a Form 3 within ten days of the Company’s being deemed to have a class of equity securities registered pursuant to Section 12 of the Exchange Act following its acquisition of J.S.J. Capital in April 2000. Dr. Jawerth also failed to file a Form 4 within ten days after the end of the months of June (100,000), September (216,579) and October (40,000), 2000, in connection with the sale by Summus, Ltd. of 356,579 shares of the Company’s common stock.

•	Richard F. Seifert failed to file a Form 3 within ten days of the Company’s being deemed to have a class of equity securities registered pursuant to Section 12 of the Exchange Act following its acquisition of J.S.J. Capital in April 2000. In addition, Mr. Seifert failed to file a Form 4 within ten days after the end of the month of October 2000 upon his receipt in October 2000 of an option grant exercisable for 30,000 shares of common stock.

•	Andrew L. Fox failed to file a Form 3 within ten days of the Company’s being deemed to have a class of equity securities registered pursuant to Section 12 of the Exchange Act following its acquisition of J.S.J. Capital in April 2000.

•	C. Cristine Wittriss, a former director of the Company, failed to file a Form 3 within ten days of the Company’s being deemed to have a class of equity securities registered pursuant to Section 12 of the Exchange Act following its acquisition of J.S.J. Capital in April 2000.

•	William B. Silvernail, a former director of the Company, failed to file a Form 3 within ten days of the Company’s being deemed to have a class of equity securities registered pursuant to Section 12 of the Exchange Act following its acquisition of J.S.J. Capital in April 2000.

•	Alan R. Kleinmaier, a former officer of the Company, failed to file a Form 3 within ten days of the Company’s being deemed to have a class of equity securities registered pursuant to Section 12 of the Exchange Act following its acquisition of J.S.J. Capital in April 2000.

•	Robert S. Lowrey, who was appointed an officer on June 1, 2000, failed to file a Form 3 within ten days of such appointment on June 1, 2000. In addition, Mr. Lowrey failed to file a Form 4 within ten days after the end of the month of June 2000 upon his receipt in June 2000 of an option grant exercisable for 100,000 shares of common stock.

•	Douglas D. May, who was appointed an officer on July 10, 2000, failed to file a Form 3 within ten days of such appointment. In addition, Mr. May failed to file a Form 4 within ten days after the end of the month of January 2001 when the Company repurchased 45,572 shares of common stock (issued to Mr. May in connection with the Company’s acquisition of Douglas May & Co., Inc. in July 2000).

•	Gregory S. Gush, who was appointed an officer on June 21, 2000, failed to file a Form 3 within ten days of such appointment.

      All of the above deficiencies relating to the Company’s current officers and directors have been cured.

Item 11.  Executive Compensation.

      The following table provides certain summary information concerning all compensation earned by our Chief Executive Officer (the “Named Executive Officer”). No other executive officer or person’s annual salary and bonus for the year ended December 31, 2000 exceeded $100,000 in the aggregate.

Summary Compensation Table(1)

					Long-Term
					Compensation/
					Securities
Name and				Restricted Stock	Underlying	All Other
Principal Position	Year	Salary	Bonus(2)	Awards(3)	Options(4)	Compensation

Andrew L. Fox	2000	$146,314	$28,500	N/A	N/A	N/A
Director and Chief	1999	66,100	85,891	N/A	240,000	N/A
Executive Officer	1998	N/A	N/A	N/A	N/A	N/A

(1)	The aggregate amount of prerequisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total amount of salary and bonus for any year for the Named Executive Officer and has therefore been omitted.

(2)	Bonuses are reported in the year earned, even if actually paid in a subsequent year.

(3)	We did not grant any restricted stock awards to the Named Executive Officer.

(4)	The options granted are without tandem stock appreciation rights and we did not grant any other stock appreciation rights to the Named Executive Officer.

Option Grants During Last Year

      We did not grant any options to purchase shares of our common stock to our Named Executive Officer during the year ended December 31, 2000.

Aggregated Options Exercised During Last Year and Year End Option Values

      Our Named Executive Officer did not exercise any of his options to purchase any of our equity securities during the last year. The Company does not have any outstanding stock appreciation rights. The following table provides additional information, with respect to our Named Executive Officer, concerning options held as of December 31, 2000.

			Number of	Number of
			Securities	Securities	Value of Unexercised
	Shares		Underlying	Underlying	In-the Money
	Acquired	Value Realized	Unexercised Options	Unexercised Options	Options at Fiscal
	on	on Exercise	at Fiscal Year-End	at Fiscal Year-End	Year-End ($)
Name	Exercise	($)(1)	Exercisable	Unexercisable	Exercisable(1)

Andrew L. Fox	N/A	N/A	80,000	160,000(2)	N/A

[Additional columns below]

[Continued from above table, first column(s) repeated]

Value of Unexercised
In-the Money
Options at Fiscal
Year-End
Name	Unexercisable(1)

Andrew L. Fox	N/A

(1)	The closing price of our common stock as reported on the Pink Sheets® on December 29, 2000 was lower than the exercise price of the options and, therefore, none of the options were in the money.

(2)	Mr. Fox was issued options to purchase an additional 197,500 shares of our common stock during 2001, of which options to purchase 190,000 shares of common stock have vested.

Employment Agreements

  Employment Agreement with Dr. Bjorn Jawerth

      Upon the closing of the Company’s acquisition of substantially all the assets of Summus, Ltd., the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. The employment agreement provides that Dr. Jawerth will serve as the Company’s co-Chief Executive Officer (on a temporary basis until a new chief executive officer is hired) and Chief Scientist. If and when a new chief executive officer is hired, Dr. Jawerth has the right to request that he be elected the Chairman of the Board of the Board of Directors

      Under the employment agreement, Dr. Jawerth is to receive:

•	an initial base salary of $350,000 (which is subject to increase on an annual basis by at least 10%);

•	performance bonuses and options as are generally available to other senior management and Board members of the Company;

•	a car allowance of $750/month;

•	a corporate apartment for a period of 6 months and expenses of up to $2,500/month in connection with apartment expenses; and

•	the Company’s health and other benefits.

      In addition to the foregoing, Dr. Jawerth is to be paid $500,000 in cash as compensation for his non-competition covenants (which have an 18 month term). In lieu of such cash payment, we issued to Dr. Jawerth options to purchase 166,667 shares of our common stock exercisable for $0.50 per share and options to purchase 333,333 shares of our common stock exercisable for $3.75 per share.

      Under the terms of the employment agreement, we also granted to Dr. Jawerth a personal, non-exclusive, non-transferable worldwide license, without the right to sublicense, to make and use new technology that is developed during the twelve months following the closing. Any of Dr. Jawerth’s rights under this license are subject to his fiduciary duties as a director and officer of the Company and to his obligations under the non-compete provisions of the employment agreement. This license will terminate twelve months after the closing or such later date as may be determined by the Board of Directors, excluding Dr. Jawerth. If the Company ceases to be a going concern prior to the termination of the license, the license will be perpetual and will include the rights to sell products and services using the new licensed technology and the right to sublicense.

      The Company has agreed to assist Dr. Jawerth in the private sale of his shares of our common stock to generate net proceeds of $2,500,000. In addition, the Company is obligated to issue to him options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in such private sale. The options will be exercisable during the second through the fifth year after issuance.

      If the Company terminates Dr. Jawerth’s employment without cause or Dr. Jawerth terminates his employment for good reason, he is entitled to a severance payment equal to two years of his then current base annual salary, to be paid in a lump sum at the time of termination. Further, all options issued to him shall immediately vest

  Employment Agreement with Andrew L. Fox

      Under an employment letter agreement, effective August 25, 1999, we employed Andrew L. Fox as our acting President and Chief Executive Officer and Executive Vice President and appointed him a director of the Company. In August 2000, Mr. Fox was appointed Chief Executive Officer. Under the letter agreement, Mr. Fox receives an annual salary of $135,000 and is eligible to receive a bonus of up to an amount equal to his base annual salary. The bonus is based upon goals and objectives to be established by the Board of Directors annually following our year-end. While employed as acting Chief Executive Officer, Mr. Fox received an additional bonus of $2,500 per month. Mr. Fox receives a $600 per month car allowance.

      Under the letter agreement, the Company confirmed its prior grant to Mr. Fox of options to purchase 240,000 shares of our common stock that vest on August 25, 2006, if Mr. Fox remains in the Company’s employment on such date. The letter agreement provides that the vesting period may be accelerated if the Company attains certain performance goals tied to revenue, EBITDA or other metrics to be determined by the Company’s Board of Directors. The Board has determined that these performance goals have been met. Accordingly, options exercisable for 80,000 shares (at an exercise price of $4.38 per share) vested on August 25, 2000, and options exercisable for 80,000 shares each (at an exercise price of $13.00 per share) will vest on the first and second anniversaries of that date. Under the terms of an addendum to the letter agreement, in the event of a change in control (defined as a merger or consolidation, tender offer for 50% of the shares of the Company or any other acquisition or reorganization of the corporate capital structure) of the Company, the options are to immediately vest.

      If we terminate Mr. Fox’s employment we are obligated to pay him six months of salary, to be paid monthly or in a lump sum at the discretion of the Company. The Company and Mr. Fox are currently in discussions regarding the termination of Mr. Fox’s employment with the Company. In connection with such termination, it is expected that the Company will enter into a consulting agreement with Mr. Fox.

Stock Option Plan

      The following summary description of our 2000 Equity Compensation Plan is not intended to be complete, and is qualified by reference to the copy of the Equity Compensation Plan, filed as an exhibit to this report.

      The 2000 Equity Compensation Plan, adopted by the Board of Directors on January 27, 2000, and approved by our shareholders on February 11, 2000 (the “Plan”), is intended to provide incentives:

(a)	to the officers and other employees of the Company and its subsidiaries by providing them with opportunities to purchase shares of common stock in the Company pursuant to options granted under the Plan which qualify as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);

(b)	to directors, officers, employees and consultants of the Company and its subsidiaries by providing them with opportunities to purchase shares of common stock in the Company pursuant to options granted under the Plan which do not qualify as ISOs (“non-qualified options”) (ISOs and non-qualified options being referred to as “options”); and

(c)	to directors, officers, employees and consultants of the Company and its subsidiaries by providing them with stock appreciation rights, awards of restricted stock or deferred stock, stock awards, performance shares or other stock-based awards.

      The Equity Compensation Plan is administered by the Employment and Compensation Committee (the “Committee”) consisting of two or more members of the Board of Directors. The Committee has the exclusive right to interpret, construe and administer the Plan, to determine the individuals associated with the Company and its subsidiaries from among the class of individuals eligible to whom options, awards and authorizations to make purchases may be granted in accordance with the terms of the Plan, and to determine the number, form, terms, conditions and duration of any such grant.

      ISOs. ISOs may be granted at any time through the tenth anniversary of the effective date of the Plan (which was January 31, 2000). The ISO exercise price is to be no less than 100% of the “Fair Market Value” (as defined in the Plan) of the common stock on the grant date. No ISO may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by the Company unless the purchase price of the underlying shares of common stock is at least 110% of the Fair Market Value of the shares issuable on exercise of the ISO determined as of the date the ISO is granted. ISOs granted under the Plan may have maximum terms of not more than ten years (five years in the case of an individual that owns more than 10% of the total combined voting power of all classes of the Company’s stock), or such shorter period as the Committee specifies in an individual award. Generally, ISOs granted under the Plan may remain outstanding and may be exercised at any time up to three months after the person to whom such ISO was granted is no longer employed. ISOs granted under the Plan are subject to the restriction that the aggregate Fair Market Value (determined as of the date of grant) of ISOs which first become exercisable in any calendar year cannot exceed $100,000.

      Stock Appreciation Rights. Stock appreciation rights may be granted to eligible participants in tandem with an ISO or non-qualified option, or may be granted independent of any related option. A tandem stock appreciation right entitles the holder of the option, within the period specified for exercise of such option, to surrender the unexercised option or a portion thereof and receive in exchange a payment in cash or shares of common stock having an aggregate value equal to the amount by which the Fair Market Value of each share of common stock exceeds the per share option exercise price, multiplied by the number of underlying shares of common stock surrendered. Each tandem stock appreciation right is subject to the same terms and conditions as the related option.

      With respect to non-tandem stock appreciation rights, the Committee is to specify the number of shares of common stock covered by such right and the base price of a share of common stock (the “Base Price”), which is to be no less than 100% of the Fair Market Value of a share of common stock on the date of grant. Upon exercise of a non-tandem stock appreciation right, the participant is entitled to receive from the Company cash and/or common stock having an aggregate Fair Market Value equal to (i) the excess of (A) the Fair Market Value of one share of common stock at the time of exercise, over (B) the Base Price, multiplied by (ii) the number of shares of common stock covered by the non-tandem stock appreciation right. The Committee has the sole discretion to determine in each case whether the payment is to be made in the form of cash or shares of common stock.

      The maximum number of shares of common stock that may be covered by an option and stock appreciation rights granted to any one individual during any calendar year is 500,000 shares.

      Options and stock appreciation rights granted under the Plan are generally not transferable, except by will or the laws of descent and distribution, or under the terms of a qualified domestic relations order as defined by the Code or ERISA. However, non-qualified options (including a related tandem stock appreciation right) may be transferred to the extent determined by the Committee to be consistent with securities and other applicable laws and with Company policy.

      Restricted Stock. The Committee may make restricted stock awards to participants in the Plan as an incentive for the performance of future services that will contribute materially to the successful operation of the Company. Awards of restricted stock may be made alone or in addition to or in tandem with other awards made under the Plan. The Committee is to determine the purchase price, if any, to be paid for the restricted stock, the length of the restriction period, the nature of the restrictions (e.g., in terms of the participant’s service or performance), whether the restrictions are to lapse at the end of the restriction period as to any or all of the shares covered by the award, and whether dividends and other distributions on the restricted stock are to be paid currently to the participant or to the Company for the account of the participant.

      Deferred Stock. The Committee may make deferred stock awards, together with cash dividend equivalents, to participants in the Plan, conditioned upon the attainment of specified performance goals or other factors or criteria as the Committee determines. Deferred stock awards may not be sold, transferred, pledged, assigned or encumbered during the deferral period, as specified by the Committee. At the expiration of the deferral period, share certificates are to be delivered to the participant in a number equal to the shares of common stock covered by the award. Upon termination of employment during the deferral period, the deferred stock shall be forfeited by the participant. However, the Committee may accelerate the vesting of the award in the event of termination of employment due to death, disability or retirement, or in the event of hardship or other special circumstances.

      Stock Awards. Stock awards are to be granted only in payment of compensation that has been earned or as compensation to be earned. All shares of common stock subject to a stock award are to be valued at no less than 100% of the Fair Market Value of such shares on the date of the stock award’s grant. Shares of common stock subject to a stock award may be issued or transferred to the participant at the time of grant or at a subsequent time, or in installments, as the Committee determines. A stock award will be subject to the terms and conditions the Committee determines. However, upon issuance of the shares, the participant shall be entitled to receive dividends, exercise voting rights and exercise all other rights of a shareholder except as otherwise provided in the stock award.

      Performance Shares. Performance shares may be made to participants as an incentive for the performance of future services to the Company. Awards of performance shares may be made either alone or in addition to or in tandem with other awards granted under the Plan. The Committee is to determine and designate those participants to whom performance shares are to be awarded, the performance period and/or performance objectives (e.g., minimum earnings per share or return on equity), and any adjustments to be made to such objectives, applicable to such awards, the form of settlement of a performance share, and the other terms and conditions of such awards.

      Other Stock-Based Awards. The Committee may grant other awards that are valued in whole or in part by reference to, or are based on, the common stock, including convertible preferred stock, convertible debentures, exchangeable securities, phantom stock and stock awards or options valued by reference to book value or performance.

      Administration. The Plan provides that the Committee may make equitable adjustment in the aggregate number of shares of common stock that may be awarded under the Plan, the number of shares and class of stock that may be subject to an award, the purchase price to be paid per share under outstanding options, and the terms, conditions or restrictions of any award in the event of any reorganization, recapitalization, reclassification, stock split, stock dividend, merger or consolidation or separation, including a spin-off, of the Company, the sale or other disposition of all or a portion of its assets and certain other transactions involving the Company. However, the Plan requires that all such adjustments shall be made such that ISOs granted under the Plan shall continue to constitute ISOs within the meaning of Section 422 of the Code.

      Authorized but unissued shares of common stock of the Company, shares of common stock that are not delivered or purchased under the Plan, and shares reacquired by the Company for reasons including a forfeiture, termination of employment, expiration or cancellation of an option, can be issued under the Plan. Under the Plan, 2,000,000 shares of common stock were initially reserved for issuance. On February 13, 2001 the Board adopted resolutions to amend the Plan to increase that number to 6,500,000 shares, such amendment being subject to shareholder approval. Shareholders representing a majority of the outstanding voting shares of the Company’s capital stock, by a written consent dated June 13, 2001, adopted such amendment. As of May 31, 2001, the Company had outstanding options exercisable for 3,819,176 shares of common stock. As of that date, options to purchase 1,825,000 shares had been exercised.

      Amendment of the Plan. The Plan provides that our Board of Directors may amend or terminate the Plan at any time, provided, however, that specific types of amendments require approval of our shareholders and no such action may be taken which adversely affects any award previously granted to a participant under the Plan without the written consent of the Participant.

      The Board of Directors amended the Plan, effective May 1, 2000. The amendment adds a provision that, in connection with any underwritten public offering of our equity securities covered by an effective registration statement filed under the Securities Act of 1933, as amended, including an initial public offering, a participant in the Plan may not sell, make any short sale of, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to any stock acquired under the Plan without the prior written consent of the Company or its underwriters. This “market stand-off” restriction will be in effect for whatever period of time from and after the effective date of the final prospectus for the offering that the Company or its underwriters request.

Compensation of Directors

      Prior to February 27, 2001, each member of the Board of Directors not employed with us full-time was: (i) reimbursed for reasonable travel expenses incurred in attending meetings of the Board of Directors or committees of the Board of Directors; (ii) paid a fee of $1,000 for each day on which the Board and/or committee meets or is in conference, at which such director attended, except for committee meetings held on the same date as a Board of Directors meeting or conference; and (iii) was eligible for stock option grants under the terms of our Equity Compensation Plan. During 2000, the members of our Board of Directors were issued the following number of options opposite their names:

Name	Options Issued	Exercise Price/Vesting

Herman Rush	50,000	Fair Market Value/3 years

Richard F. Seifert	30,000	Fair Market Value/3 years

C. Cristine Wittriss*	50,000	Fair Market Value/3 years

*	C. Cristine Wittress forfeited her options upon her resignation as a member of the Board of Directors.

      On February 27, 2001, our Board of Directors, by resolution, revised our Board of Directors’ compensation for 2001. As of such date, each member of our Board of Directors is entitled to:

•	Options to purchase 10,000 shares of our common stock at a strike price of $3.00;

•	An attendance fee of $2,500 per regular meeting attended, four of which are scheduled per annum;

•	An attendance fee of $1,000 for each special meeting attended in excess of two meetings each quarter;

•	$2,500 for each assignment as a member of a committee; and

•	$1,000 for each assignment as a committee chair.

      In addition, each officer of the Board of Directors is entitled to an option to purchase 2,000 shares of our common stock at a strike price of $3.00 per share.

Compensation Committee Interlocks and Insider Participation

      On February 27, 2001, we formed, by action of our Board of Directors, an Employment and Compensation Committee consisting of Herman Rush, as Chair and C. Cristine Wittress (who has since resigned as a director and as a member of such committee) and Bjorn Jawerth, as committee members. Prior to such date and during the year ended 2000, all matters were addressed by the full Board of Directors which consisted of Herman Rush, Richard Seifert, Andrew L. Fox and, as of March 2000, C. Cristine Wittress.

However, Mr. Fox, then our Chief Executive Officer and a director, did not participate in deliberations and abstained from voting in connection with his own compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding beneficial ownership of our common stock and our Series B preferred stock as of May 31, 2001, by (i) each of our directors, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person who is known to by the Company to own beneficially more than 5% of the outstanding shares of our common stock. As of May 31, 2001, we had 34,056,179 shares of common stock issued and outstanding and 6,000 shares of Series B preferred stock issued and outstanding (of which 2,000 shares are held in escrow under the terms of the asset purchase agreement entered into with Summus, Ltd.). As of that date, we also had 2,000 shares of non-voting Series A preferred stock issued and outstanding.

      Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options, and shares of Series B preferred stock subject to warrants, currently exercisable or exercisable within 60 days of May 31, 2001 are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. The persons and entities named in the table have sole voting power and sole investment power of the shares reflected by their names, except as otherwise noted.

      Unless otherwise specified, the address for each beneficial owner is c/o High Speed Net Solutions, Inc., 434 Fayetteville Street, Suite 600, Raleigh, NC 27601.

		Percent of Shares of	Percent of Shares of
Name and Address of	Shares Beneficially	Common Stock	Class B Preferred
Beneficial Owner(1)	Owned(2)	Outstanding	Stock Outstanding

Dr. Bjorn Jawerth	11,501,467 2000 (Series B Preferred)(3)	33.28%	33.33%

Kerstin Jawerth	4,405,635(4)	12.94%	N/A

Stuart Diamond	4,711,888(5)	13.84%	N/A
Global Strategy Group 200 S. Broad St., Suite 410 Philadelphia, PA 19102

Andrew L. Fox	270,000(6)	*	N/A

Richard F. Seifert	495,833(7)	1.45%	N/A

Herman Rush	9,167(8)	*	N/A
Rush & Associates 3340 Ocean Park Blvd., Suite 3045 Santa Monica, CA 90405

Wendi Tush	2,500(8)	*	N/A
HWH New Media 1414 Avenue of the Americas 12th Floor New York, NY 10019

Summus, Ltd.	1,814,753 4,500 (Series B Preferred) (9)	5.33%	69.23%

		Percent of Shares of	Percent of Shares of
Name and Address of	Shares Beneficially	Common Stock	Class B Preferred
Beneficial Owner(1)	Owned(2)	Outstanding	Stock Outstanding

Branch Banking And Trust

Company	2,000 (Series B Preferred)	N/A	33.33%
Corporate Trust 223 West Nash Street Wilson, North Carolina 27893	(10)

William R. Dunavant and Lucille H. Dunavant, as joint tenants	2,150,000(11)	6.31%	N/A
c/o Richard E. Brodsky, P.A. 25 Southeast Second Avenue Suite 919 Miami, Florida 33131

Bradford Richdale	1,727,674(12)	5.07%	N/A
c/o Alexander Dewar Alexander Westcott Securities 400 Wall Street, 31st Floor New York, NY 10005

All Executive Officers and Directors as a Group	12,941,793 2,000 Series B Preferred (13)	37.04%	33.33%

*	Represents beneficial ownership of less than one percent (1%) of common stock.

(1)	Based upon information supplied by officers and directors and filings under Section 13 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Unless otherwise indicated, refers to the Company’s shares of common stock.

(3)	Includes (i) 4,405,635 shares of common stock owned by Kerstin Jawerth with respect to which Dr. Jawerth has sole voting power and (ii) 2,000 shares of Series B preferred stock for which Dr. Jawerth has shared dispositive and voting power in his capacity as Representative under an escrow agreement entered into in connection with the Asset Purchase Agreement by and among High Speed Net Solutions, Inc., Summus, Ltd. and certain shareholders of Summus, Ltd. (the “Asset Purchase Agreement”).

(4)	Dr. Bjorn Jawerth has sole voting power over such shares.

(5)	Includes 4,574,888 shares of common stock owned by Bjorn Jawerth that are subject to a voting trust agreement (the “Trust Agreement”) among Dr. Jawerth, the Company and Stuart Diamond, as trustee, entered into in connection with the Asset Purchase Agreement. Under the Trust Agreement, the trustee is to vote the subject shares as directed by a majority of the Board of Directors of the Company. Also includes 134,000 shares for which Mr. Diamond has sole beneficial ownership and 3,000 shares of common stock underlying options that are exercisable within 60 days.

(6)	Represents shares of common stock underlying options that are exercisable within 60 days.

(7)	Includes 125,000 shares held by the J. Seifert Trust and 125,000 shares held by the Rita Seifert Trust established by Mr. Seifert’s parents. Also includes 43,333 shares of common stock underlying options that are exercisable within 60 days.

(8)	Represents shares of common stock underlying options that are exercisable within 60 days.

(9)	Represents (i) shares of common stock, (ii) 4,000 shares of Series B preferred stock, and (iii) 500 shares of Series B preferred stock underlying a warrant that is exercisable within 60 days, all held by Summus, Ltd. on behalf of Summus, Ltd. shareholders pending distribution to such shareholders on a pro rata basis in accordance with the Asset Purchase Agreement.

(10)	Represents shares held in escrow on behalf of Summus, Ltd.’s shareholders pending distribution to such shareholders on a pro rata basis in accordance with the Asset Purchase Agreement.

(11)	Represents 350,000 shares of common stock issued to Mr. Dunavant in connection with our acquisition of shares of common stock of Summus Technologies, Inc. and 1,700,000 shares of our common stock issued under various settlement agreements entered into with Mr. Dunavant. Also includes up to 200,000 shares with respect to which Richard E. Brodsky has sole dispositive power.

(12)	Includes shares held by each of StoneLeigh, Ltd. and Ormond Trust, each an affiliate of Mr. Richdale.

(13)	Includes shares beneficially owned by all current directors and executive officers.

Item 13.  Certain Relationships and Related Transactions.

The Summus, Ltd. Asset Acquisition

      On February 16, 2001, we acquired substantially all the assets of Summus, Ltd., our largest shareholder at the time, pursuant to an Asset Purchase Agreement with Summus, Ltd. and certain shareholders of Summus, Ltd. In connection with this transaction, we issued:

•	20,197,797 shares of the Company’s common stock (less 3,604,445 shares of common stock to which the Company itself was entitled to receive as a shareholder of Summus, Ltd., such shares being cancelled along with the 8,217,781 shares of Company common stock held by Summus, Ltd. prior to the parties’ execution of the Asset Purchase Agreement.);

•	6,000 shares of Series B preferred stock (each share convertible into 1,000 shares of common stock), of which 2,000 shares were deposited with and are to be held for 12 months by an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the agreement; and

•	warrants to purchase 500 shares of the Company’s Series B convertible preferred stock, exercisable for a period of five years from the closing date (i.e., February 16, 2001), at an exercise price, subject to adjustment, of $5.50 per share of common stock on an as-converted basis.

      Additionally, since the Company was the legal acquiror while Summus, Ltd. was the accounting acquiror, it was necessary to issue new Company options to the existing Summus, Ltd. option holders as part of the recapitalization in connection with the asset acquisition. The number of options issued was determined by multiplying the outstanding Summus, Ltd. options by the conversion ratio used in the transaction of 21.5835 to 1.0, which resulted in options exercisable, at an exercise price of $3.50 per share, for approximately 1,396,909 shares.

      As provided for in the agreement, Summus, Ltd. effected a pro rata distribution of the shares of common stock to its shareholders. There remain 1,814,765 shares held in the name of Summus, Ltd., as well as the 4,000 shares of Series B Convertible Preferred Stock. These shares are expected to be distributed shortly. Further, the warrants are to be distributed on a pro rata basis to the shareholders of Summus, Ltd. other than the Company and Dr. Bjorn Jawerth. Both the Company and Dr. Jawerth have waived their right to participate in the distribution of the warrants. Upon distribution of the remaining shares and the warrants, Summus, Ltd. is to be dissolved.

Satisfaction of Indebtedness to Bradford Richdale Affiliates

      Effective as of June 25, 2001, we entered into an agreement of settlement and compromise with HealthTec, Inc. and Brad Richdale Direct, Inc., affiliates of Mr. Richdale. Under the terms of that agreement:

•	we issued 250,000 shares of our common stock in satisfaction of our indebtedness to such entities in the aggregate amount of $435,301 (representing an effective value per share of $1.74);

•	we agreed to register the resale of such shares upon our filing of a registration statement under the Securities Act of 1933; and

•	we agreed to provide a release by Summus, Ltd. of Summus, Ltd.’s claim for additional shares of the Company’s common stock under the terms of a stock purchase agreement, dated August 25, 1999, between Brad Richdale Direct and Summus, Ltd.

•	the Richdale affiliates agreed, for a two-year period from the date of the agreement, to vote the shares in favor of and for the election of Board nominees nominated by the Company.

Settlement of the William R. Dunavant Litigation and Post-Litigation Disputes

      In August 1999, we issued to Mr. William R. Dunavant 350,000 shares of our common stock (and made a cash payment of $100,000 to Mr. Dunavant) in exchange for 250,000 shares of common stock of Summus Technologies, Inc. held by Mr. Dunavant. The agreement providing for this exchange of stock contemplated the Company’s filing, as expeditiously as possible (and in any event within 60 days of the date of the agreement), a registration statement with the SEC covering the resale of the Company’s shares issued to Mr. Dunavant. If such a registration statement was not declared effective within 120 days of the date of the parties’ execution of the agreement (i.e., by December 11, 1999) the Company was obligated to issue an additional 25,000 shares of its common stock to Mr. Dunavant 135 days after the date of the parties’ execution of the agreement and an additional 25,000 shares for each 30-day period thereafter during which a registration statement covering all of Mr. Dunavant’s shares of the Company’s common stock had not been declared effective.

      The Company failed to file a registration statement covering the resale of Mr. Dunavant’s shares by December 11, 1999. In January 2000 Mr. Dunavant initiated litigation against the Company in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, Florida on January 26, 2000. Mr. Dunavant’s complaint alleged that we failed to register shares of our common stock issued to him in breach of an agreement to do so. We entered into a settlement agreement, dated May 4, 2000, with Mr. Dunavant. By the terms of an amended and restated settlement agreement, dated June 6, 2000 (which superseded the May agreement in its entirety), we agreed, among other things, to:

•	register the 350,000 shares of our common stock then held by Mr. Dunavant;

•	issue to Mr. Dunavant, within five business days of the date of the agreement, 150,000 shares of our common stock, with registration rights;

•	issue to Mr. Dunavant 25,000 shares of our common stock each month for the six month period ending December 31, 2000, and 50,000 shares a month thereafter, and pay $12,750 per month in cash, until the Company had an effective registration statement covering all of Mr. Dunavant’s shares.

      In addition to the foregoing, we agreed that if, on the effective date of the registration statement covering Mr. Dunavant’s shares, the closing price of our common stock is less than $23 per share, we would issue to Mr. Dunavant additional shares pursuant to a formula based on the difference between $23 and the closing price of the common stock.

      We entered into a second amended and restated settlement agreement, dated October 26, 2000, which was supplemented in December 2000, which was to supersede the June 2000 agreement in its entirety. Under the terms of the second amended and restated settlement agreement, we agreed to issue to Mr. Dunavant:

•	within five business days of the agreement, an additional number of shares of our common stock such that Mr. Dunavant would hold, in the aggregate, 1,000,000 shares of such stock;

•	25,000 shares of our common stock each month, such obligation to continue until the closing of the capital-raising transaction;

•	within five business days of the agreement, an additional 1,000,000 shares of our common stock (with Mr. Dunavant agreeing not to sell any of these shares for a period of 12 months); and

•	pay $25,000 in cash each month until a registration statement covering Mr. Dunavant’s shares has been declared effective.

      The second amended and restated settlement agreement also provided Mr. Dunavant with the right to require the Company, on or before March 31, 2001, to file a registration statement with the SEC covering 2,000,000 of his shares. If such registration statement was not declared effective by July 15, 2001, Mr. Dunavant had the right to immediately commence arbitration proceedings against the Company.

      As of May 31, 2000, we had issued an aggregate of 2,150,000 shares of our common stock to Mr. Dunavant and agreed to register for resale all of his shares and any future issuances of shares to Mr. Dunavant until a registration statement covering all of his shares is declared effective by the SEC.

      As of June 29, 2001, we entered into a settlement agreement and a voting agreement with Mr. Dunavant and his counsel. Under the terms of such agreements:

•	we issued an aggregate of 475,000 shares of our common stock to Mr. Dunavant and his counsel (300,000 shares to Mr. Dunavant; 175,000 shares to his counsel);

•	Mr. Dunavant agreed to certain resale restrictions with respect to all but 350,000 shares of the shares of common stock held by him (an aggregate of 2,450,000 shares), specifically, to, in general, limit his public resale of such shares to 30,000 shares per calendar month until February 15, 2002;

•	we agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all the shares held by Mr. Dunavant, his spouse and his attorney, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement is not filed before July 31, 2001, unless counsel to the Company advises the Company that it is in the best interests of the Company and its shareholders to delay the filing of such registration statement;

•	Mr. Dunavant, his spouse and his counsel agreed, for a two-year period from the date of the agreements, to vote the shares held by them in favor of and for the election of Board nominees nominated by the Company and to vote such shares in a manner consistent with the recommendation of the Board with respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

•	the Company, on the one hand, and Mr. Dunavant and his counsel, on the other, executed mutual general releases with respect to any and all claims against each other, except with respect to the obligations and liabilities under such agreements.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements and Financial Statement Schedules. See Index to Financial Statements on page F-1. Financial Statement Schedules have been omitted because of the absence of conditions under which they would be required or because the required information has been included in the financial statements.

(a)(3)	The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.01 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)
3.2	Second Amended and Restated Bylaws
3.3	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.03 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)
3.4	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000
3.5	Amendment to Articles of Incorporation and Statement of Rights and Preferences of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K dated February 16, 2001)
4.1	Specimen Common Stock Certificate

Exhibit
Number	Exhibit Description

9.1	Voting Trust Agreement, dated as of February 16, 2001, among Dr. Bjorn Jawerth, High Speed Net Solutions, Inc. and Stuart Diamond (incorporated by reference to Exhibit 10.07 to our Current Report on Form 8-K dated February 16, 2001)
10.1	Acquisition Agreement and Plan of Merger, dated as of April 19, 2000, between J.S.J. Capital Corp. and High Speed Net Solutions, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated April 21, 2000)
10.2	Share Acquisition Agreement, dated as of June 30, 2000, between High Speed Net Solutions, Inc. and Douglas May
10.3	License Agreement, effective July 10, 2000, among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May (incorporated by reference to Exhibit 10.42 to our Current Report on Form 8-K dated July 25, 2000)
10.4	Escrow Agreement, effective July 10, 2000, among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May (incorporated by reference to Exhibit 10.43 to our Current Report on Form 8-K dated July 25, 2000)
10.5	Asset Purchase Agreement, dated October 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)
10.6	Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)
10.7	Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)
10.8	Escrow Agreement, dated as of February 16, 2001, by and among High Speed Net Solutions, Inc., Summus, Ltd. and Branch Banking Trust Company (incorporated by reference to Exhibit 10.05 to our Current Report on Form 8-K dated February 16, 2001)
10.9	Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd.
10.10	Software License Agreement, dated February 23, 1995, between Raytheon Company and Summus, Ltd.
10.11	Technology License Agreement, dated August 17, 2000, between ADLabs, Inc. and Summus, Ltd.
10.12	Master Consulting Agreement, dated August 17, 2000, between ADLabs, Inc. and Summus, Ltd.
10.13	Contract #N00014-00-C-0023, dated January 4, 2000, between Summus, Ltd. and the Office of Naval Research
10.14	Contract #N00014-01-C-0217, dated March 13, 2001, between Summus, Ltd. and the Office of Naval Research
10.15	Rich Media Direct Services Agreement, dated June 1, 2000, between High Speed Net Solutions, Inc. and LearnKey Inc.
10.16	Systems Work Agreement, dated July 27, 2000, between Nexgenix, Inc. and High Speed Net Solutions, Inc.
10.17	Outsourcing Agreement, dated July 31, 2000, between E.Piphany, Inc. and High Speed Net Solutions, Inc.
10.18	Internet Streaming Service Agreement, dated September 18, 2000, between High Speed Net Solutions, Inc. and All Video Network, Inc.
10.19	Second Amended and Restated Settlement Agreement, dated as of October 26, 2000, between High Speed Net Solutions, Inc. and William R. Dunavant
10.20	Memo, dated December 5, 2000, supplementing the Second Amended and Restated Settlement Agreement
10.21	Settlement Agreement and General Release of all Claims, effective April 25, 2001, by and among High Speed Net Solutions, Inc., RPC International L.C. and Ronald Cropper

Exhibit
Number	Exhibit Description

10.22	Settlement Agreement, dated September 22, 1999, between High Speed Net Solutions, Inc. and Peter R. Rogina
10.23	Anti-Dilution Settlement Agreement, dated December 8, 2000, between High Speed Net Solutions, Inc. and Peter Rogina
10.24	Release and Settlement Agreement, dated April 30, 2001, between Pin High Company, Inc. and Summus, Ltd.
10.25*	Equity Compensation Plan, effective January 31, 2000 (incorporated by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)
10.26*	Amendment to Equity Compensation Plan, effective May 1, 2000
10.27*	Amendment to High Speed Net Solutions, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)
10.28*	Employment Offer Letter, dated January 20, 2000, with Andrew L. Fox (incorporated by reference to Exhibit 10.06 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)
10.29*	Employment Offer Letter, dated March 29, 2000, with Robert S. Lowrey
10.30*	Executive Employment Agreement, dated as of February 16, 2001, between High Speed Net Solutions, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)
10.31	Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and High Speed Net Solutions, Inc.
10.32	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd.
10.33	Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd.
10.34	Stock Purchase Agreement, dated September 2000, between Dial2Go, Inc. and High Speed Net Solutions, Inc.
10.35	Data Network Exchange Facility Services Agreement, dated as of September 19, 2000, between InFlow, Inc. and High Speed Net Solutions, Inc.
10.36	Addendum to Data Center Services Agreement, dated as of September 19, 2000, between InFlow, Inc. and High Speed Net Solutions, Inc.
10.37	Settlement Agreement, dated as of June 29, 2001, among High Speed Net Solutions, Inc., William R. Dunavant, Richard E. Brodsky, P.A. and Richard E. Brodsky
10.38	Voting Agreement, dated as of June 29, 2001, among William R. Dunavant, Lucille Dunavant, Richard E. Brodsky, P.A., Richard E. Brodsky and High Speed Net Solutions, Inc.
10.39	Agreement of Settlement and Compromise, dated June 25, 2001, among High Speed Net Solutions, Inc., HealthTec, Inc. and Brad Richdale Direct, Inc.
16.1	Letter from Barry L. Friedman, P.C. regarding change in Certifying Accountant dated September 21, 2000 (incorporated by reference to Exhibit 16.02 to our Current Report on Form 8-K/ A dated April 21, 2000)
21.1	Subsidiaries of High Speed Net Solutions, HealthTec, Inc. and Brad Richdale Direct, Inc.

Reports on Form 8-K

      During the fourth quarter of the year ended December 31, 2000, the Company filed with the SEC an amendment to its Current Report on Form 8-K, filed May 8, 2000, pursuant to Items 1, 2, 6 and 7 with respect to its acquisition of J.S.J. Capital Corp. The amendment was filed October 19, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH SPEED NET SOLUTIONS, INC.

By:	/s/ ROBERT S. LOWREY

Robert S. Lowrey
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DR. BJORN JAWERTH Dr. Bjorn Jawerth	Principal Executive Officer; Co-Chief Executive Officer and Director	July 3, 2001
/s/ RICHARD F. SEIFERT Richard F. Seifert	Co-Chief Executive Officer and Director	July 3, 2001
/s/ ROBERT S. LOWREY Robert S. Lowrey	Principal Accounting Officer; Chief Financial Officer	July 3, 2001
/s/ STUART DIAMOND Stuart Diamond	Chairman of the Board and Director	July 3, 2001
/s/ ANDREW L. FOX Andrew L. Fox	Director	July 3, 2001
/s/ HERMAN RUSH Herman Rush	Director	July 3, 2001
/s/ WENDI TUSH Wendi Tush	Director	July 3, 2001

Financial Statements

Summus, Ltd.

Years ended December 31, 2000 and 1999 with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors

Summus, Ltd.

      We have audited the accompanying balance sheets of Summus, Ltd. as of December 31, 1999 and 2000 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 1998, were audited by other auditors whose report dated March 24, 1999, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summus, Ltd. at December 31, 1999 and 2000 and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

      As more fully described in Note 2, the accompanying 1999 financial statements have been restated to reflect a reduction in capitalized software costs and deferred revenue, an increase in the Company’s investment in a related party, and increases in certain expenses related to compensation, bonuses and contract termination fees.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses for each year during the three-year period ended December 31, 2000, has experienced negative cash flows from operations and has a significant deficiency in working capital at December 31, 2000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

May 22, 2001

Raleigh, North Carolina

Bauknight Pietras & Stormer, P.A.

Certified Public Accountants
•
Columbia, South Carolina •
•

KENNETH H. BAUKNIGHT, CPA	1517 GERVAIS STREET

RUSSELL L. BAUKNIGHT, CPA	COLUMBIA, SC •

THOMAS D. PIETRAS, CPA	FAX: •
CHRISTIAN R. STORMER, CPA

Report of Independent Auditors

The Board of Directors

Summus, Ltd.

      We have audited the accompanying statements of operations, changes in shareholders’ equity (deficit), and cash flows of Summus, Ltd. for the year ended December 31, 1998. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above, present fairly, in all material respects, the results of operations and cash flows of Summus, Ltd. for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

      As disclosed in Note 14, and as a result of a business combination completed in February 2001, the 1998 financial statements have been restated to reflect the historical equity of Summus, Ltd.

Bauknight Pietras & Stormer, P.A.

March 24, 1999

Columbia, South Carolina

Summus, Ltd.

Balance Sheets

	December 31

	1999	2000

	(Restated)

Assets

Current assets:

Cash	$647,704	$208,495

Accounts receivable (net of allowance of $11,800 in 1999)	59,314	32,744

Other current assets	64,967	39,153

Total current assets	771,985	280,392

Equipment and furniture, net	610,787	991,202

Receivable from related party	154,000	134,677

Investment in equity investee	5,845,874	—

Total assets	$7,382,646	$1,406,271

Liabilities and shareholders’ equity (deficit)

Current liabilities:

Accounts payable	$330,179	$1,282,157

Accrued salaries and related costs	686,659	721,956

Current portion of notes payable	119,268	229,215

Capital lease obligations, current portion	161,087	339,724

Loans payable to related party	—	1,435,000

Total current liabilities	1,297,193	4,008,052

Capital lease obligations, less current portion	187,718	117,966

Notes payable, less current portion	59,647	100,000

Deferred software royalty revenue	2,492,396	1,834,065

Shareholders’ equity (deficit):

Preferred stock, Series B, $.001 par value, authorized 6,500 shares, 4,000 shares issued and outstanding	4	4

Common stock, $.001 par value, 10,000,000 shares authorized, 9,561,860 and 9,584,938 shares issued and outstanding at December 31, 1999 and 2000	9,562	9,585

Additional paid-in capital	15,298,958	19,729,222

Deferred compensation	—	(978,510)

Accumulated deficit	(11,962,832)	(23,414,113)

Total shareholders’ equity (deficit)	3,345,692	(4,653,812)

Total liabilities and shareholders’ equity	$7,382,646	$1,406,271

See accompanying notes.

Summus, Ltd.

Statements of Operations

	Year ended December 31

	1998	1999	2000

	(Restated)

Revenues:

Contract services	$310,155	$407,986	$774,545

License fees	246,483	107,230	294,113

Total revenues	556,638	515,216	1,068,658

Cost of revenues	271,701	281,254	398,326

Selling, general and administrative expenses	2,720,152	3,797,067 *	6,221,362 *

Non-cash compensation charges	—	2,670,050	2,127,962

Research and development	421,685	1,356,686	1,119,333

Operating loss	(2,856,900)	(7,589,841)	(8,798,325)

Other income (expense):

Gain on sale of stock of equity investee	—	2,314,390	3,680,065

Participation in loss of equity investee	—	(3,447,110)	(6,356,932)

Loss on disposal of assets	(9,869)	(119,180)	—

Interest income (expense), net	(14,455)	(5,239)	23,911

Other expense, net	(24,324)	(1,257,139)	(2,652,956)

Net loss	$(2,881,224)	$(8,846,980)	$(11,451,281)

Net loss per share (basic and diluted)	$(.31)	$(.94)	$(1.20)

Weighted average shares outstanding (basic and diluted)	9,189,165	9,428,075	9,546,768

*	Selling general and administrative expenses in 1999 and 2000 exclude $2.7 million and $2.1 million, respectively, of non-cash compensation charges.

See accompanying notes.

Summus, Ltd.

Statements of Shareholders’ Equity (Deficit)

	Series B							Total
	Preferred Stock		Common Stock		Additional			Shareholders’
					Paid-In	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

Balance at December 31, 1997	4,000	$4	8,544,642	$8,545	$(75,954)	$—	$(234,628)	$(302,033)

Sale of common stock	—	—	831,000	831	3,499,252	—	—	3,500,083

Net loss for 1998	—	—	—	—	—	—	(2,881,224)	(2,881,224)

Balance at December 31, 1998	4,000	4	9,375,642	9,376	3,423,298	—	(3,115,852)	316,826

Repurchase of common stock	—	—	(71)	—	(298)	—	—	(298)

Common stock issued in exchange for investment in equity investee	—	—	132,888	133	7,902,134	—	—	7,902,267

Issuance of common stock for services	—	—	53,401	53	2,669,997	—	—	2,670,050

Sales of stock by equity investee	—	—	—	—	1,303,827	—	—	1,303,827

Net loss for 1999	—	—	—	—	—	—	(8,846,980)	(8,846,980)

Balance at December 31, 1999 (Restated)	4,000	4	9,561,860	9,562	15,298,958	—	(11,962,832)	3,345,692

Deferred compensation recognized in connection with the issuance of stock options	—	—	—	—	3,106,472	(3,106,472)	—	—

Exercise of stock options	—	—	23,078	23	—	—	—	23

Amortization of deferred compensation	—	—	—	—	—	2,127,962	—	2,127,962

Sales of stock by equity investee	—	—	—	—	1,323,792	—	—	1,323,792

Net loss for 2000	—	—	—	—	—	—	(11,451,281)	(11,451,281)

Balance at December 31, 2000	4,000	$4	9,584,938	$9,585	$19,729,222	$(978,510)	$(23,414,113)	$(4,653,812)

See accompanying notes.

Summus, Ltd.

Statements of Cash Flows

	Year ended December 31

	1998	1999	2000

	(Restated)

Operating activities

Net loss	$(2,881,224)	$(8,846,980)	$(11,451,281)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	244,495	45,651	274,708

Loss on disposal of assets	9,869	119,230	—

Gain on sale of stock of equity investee	—	(2,314,390)	(3,680,065)

Non-cash compensation charges	—	2,670,050	2,127,962

Participation in loss equity investee	—	3,447,110	6,356,932

Changes in operating assets and liabilities:

Accounts receivable	(110,033)	(34,827)	26,570

Receivable from related party	—	(154,000)	19,323

Accounts payable	(12,046)	127,729	951,999

Accrued salaries and related costs		595,609	35,297

Deferred software royalty revenue	(31,018)	—	(658,331)

Other current assets	(15,015)	(49,952)	25,814

Net cash used in operating activities	(2,794,972)	(4,394,770)	(5,971,072)

Investing activities

Proceeds from deferred revenue collected	—	2,250,000	—

Proceeds from sale of stock of equity investee	—	2,977,500	4,492,799

Purchases of property and equipment	(205,100)	(318,289)	(132,233)

Increase in capitalized software development costs	(307,490)	—	—

Net cash provided by (used in) investing activities	(512,590)	4,909,211	4,360,566

Financing activities

Proceeds from exercise of stock options	—	—	23

Proceeds from sale of common stock	3,500,083	—	—

Increase in notes payable	—	268,075	—

Principal payments on notes payable	—	—	(49,700)

Proceeds from short-term borrowings	25,000	—	—

Principal payments on short-term borrowings	(76,000)	(233,458)	—

Principal payments on capital lease obligations	(16,302)	(38,392)	(214,026)

Proceeds from loans payable to related party	—	—	1,435,000

Net cash provided by (used in) financing activities	3,432,781	(3,775)	1,171,297

(Decrease) increase in cash	125,219	510,666	(439,209)

Cash and cash equivalents at beginning of year	11,819	137,038	647,704

Cash and cash equivalents at end of year	$137,038	$647,704	$208,495

Supplemental disclosures of cash flow information

Cash paid for interest	$14,455	$21,792	$—

Supplemental schedule of noncash activity

Assets acquired under capital leases	$44,965	$351,241	$322,890

Acquisition of common stock of equity investee in exchange for prepaid royalty payment	$—	$750,000	$—

See accompanying notes.

Summus, Ltd.

Notes to Financial Statements

December 31, 2000

1.  Business and Organization and Basis of Presentation

      Summus, Ltd. (“Summus” or the “Company”) develops proprietary software products for image and video compression for license to third party software developers. The Company also performs related research and development under various contracts with the U.S. government and others.

      During 1998, shareholders of the Company formed Summus Technologies, Inc. (“Technologies”). Technologies was formed for the purpose of marketing Summus, Ltd.’s products. In August 1999, Summus Ltd. and Summus Technologies, Inc. merged, resulting in Summus, Ltd. being the surviving entity.

      The acquisition of Summus Technologies, Inc. has been accounted for in a manner similar to a pooling of interests since it was acquired from an entity under common control. Approximately 999,500 shares of common stock of Summus, Ltd. were issued to the shareholders of Technologies in exchange for the net assets of Technologies.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2000, the Company has incurred a net loss of $11.5 million, has experienced negative cash flows from operations and has a significant deficiency in working capital at December 31, 2000. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects it will be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

      The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      On February 16, 2001, the Company sold all of its assets to High Speed Net Solutions, Inc. (“High Speed”) in a transaction accounted for as a reverse purchase in which the Company will be treated as the accounting acquirer (See Note 14).

2.  Restatement

      The accompanying financial statements as of and for the year ended December 31, 1999 have been restated to reflect a reduction in capitalized software costs and deferred revenue of $507,604 and a related reversal of previously recorded amortization of capitalized software costs of $216,644, resulting in a net reduction of $290,960. These adjustments were recorded to reflect the accounting treatment specified by AICPA Statement of Position 97-2 whereby capitalized software costs are offset against deferred revenue recorded in connection with a funded software development arrangement, such as the arrangement the Company had with its equity investee. The deferred revenue balance was also restated to increase the balance initially recorded for stock received for deferred revenue by $180,468, with a corresponding increase to the Company’s investment in equity investee. The restated value of the shares received by the Company was determined by applying a revised discount to the traded value of the stock received based on actual stock sales transactions in proximity to this transaction and represents the same per share value used by High Speed to record the transaction.

      The accompanying financial statements as of and for the year ended December 31, 1999 have also been restated to reflect an increase of $1,303,827 in the value of the Company’s investment in its equity investee resulting from sales of stock by the equity investee during 1999.

Summus, Ltd

Notes to Financial Statements (continued)

2.  Restatement (continued)

      Additionally, the accompanying financial statements as of and for the year ended December 31, 1999 have been restated to reflect the accrual of $595,609 of salaries and bonuses related to 1999 that were initially expensed in 2000 when paid but which related to 1999 compensation and should have been accrued at December 31, 1999, as well as $268,075 of expense representing a termination fee of a development contract in 1999 which was previously recorded as part of a stock repurchase by the Company.

      The following table summarizes the effect of the restatement adjustments on the Company’s balance sheet and statement of operations as of and for the year ended December 31, 1999:

Balance Sheet

Total assets as previously reported	$6,189,311

Reduction in capitalized software costs	(290,960)

Increase in value of investment in equity investee	1,484,295

Total assets as restated	$7,382,646

Statement
of Operations

Net loss as previously reported	$(8,199,940)

Reversal of amortization of capitalized software costs	216,644

Salary and bonus expense	(595,609)

Contract termination fee	(268,075)

Net loss as restated	$(8,846,980)

3.  Summary of Significant Accounting Policies

     Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition and Related Costs

      The Company recognizes revenue on time and materials consulting projects at the time services are rendered based upon the terms of individual contracts.

      The Company follows the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenues from software license fees and hardware sales are generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

      Deferred revenue is recorded for amounts received for which the Company has not yet completed its contractual obligations. Deferred revenue related to funded software development arrangements is used to offset capitalized software costs related to the development arrangement in accordance with the provisions of AICPA Statement of Position 97-2.

Summus, Ltd

Notes to Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

      Costs of revenues primarily represent costs of providing contract services. The costs of license fee revenue is not separately maintained and has historically been insignificant.

     Equipment and Furniture

      Equipment and furniture is stated at cost. Depreciation is computed over the estimated useful lives of the assets (generally three to seven years) using the straight-line method.

     Investment in Equity Investee

      The Company accounts for its investment in High Speed using the equity method of accounting. During 1999, the Company acquired a majority of the outstanding stock of High Speed. Soon thereafter, the Company began to sell a portion of the shares it had acquired to independent third parties for cash such that by December 31, 1999, the ownership percentage in High Speed was reduced to approximately 44%. Since the Company’s controlling interest in High Speed was temporary, the Company accounted for its investment using the equity method rather than consolidating. The Company sold additional shares of its High Speed stock in 2000 such that its ownership percentage at December 31, 2000 was approximately 33%.

     Concentrations of Credit Risk and Financial Instruments

      During 1999 and 2000, revenue from the U.S. Government and related entities represented 76% and 60% of total revenue, respectively.

      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its trade accounts receivable. Collateral is generally not required. Management provides an estimated allowance for doubtful accounts based on its assessment of the likelihood of future collections. No allowance has been recorded as of December 31, 2000, as all amounts were subsequently collected.

      The carrying amount of cash, accounts receivable, accounts payable and debt approximate fair value for these financial instruments.

     Software Development Costs

      Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred.

      The Company amortizes capitalized software development costs on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated remaining economic life of the products, generally three years. Amortization begins when the product is available for general release to customers. The Company capitalized $307,490, $136,837 and $658,332 during 1998, 1999 and 2000, respectively, of costs incurred related to product development that met these criteria for capitalization. During 1998, the Company recorded $50,871 of amortization expense, which was included in cost of revenues in the accompanying statement of operations. During 1999 and 2000, the Company did not record amortization expense due to the fact that all capitalized software development costs were offset by proceeds from the Company’s equity investee in connection with a funded software development arrangement.

Summus, Ltd

Notes to Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

The Company offset the entire balance of its capitalized software costs with these proceeds, resulting in a zero balance of capitalized software as of December 31, 1999 and 2000.

     Income Taxes

      The Company uses the liability method to account for income taxes. Under this method, deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if and when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, the Company continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for its stock-based awards.

      In accordance with APB 25, the Company has valued employee stock options and awards and stock issued to employees and directors for services performed based on the estimated fair value of the Company’s common stock, at the measurement date of the stock options and awards.

     New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which is required to be adopted in years beginning after June 15, 2000. Because the Company has not historically used derivative instruments, management does not anticipate that the adoption of this statement will have a significant effect on its operations, financial position or cash flows.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. The Company adopted the provisions of SAB No. 101 during 2000.

4.  Equipment and Furniture

      Equipment and furniture consists of the following at December 31:

	1999	2000

Computer equipment financed by capital leases	$596,400	$802,020

Computer software	45,623	261,396

Furniture and office equipment	23,379	227,985

	665,402	1,291,401

Less accumulated depreciation and amortization	(54,615)	(300,199)

	$610,787	$991,202

Summus, Ltd

Notes to Financial Statements (continued)

4.  Equipment and Furniture (continued)

      Depreciation and amortization expense totaled $244,495, $45,651 and $274,708 for the years ended December 31, 1998, 1999 and 2000, respectively.

5.  Leases

      The Company leases equipment and office space under long-term capital and operating lease agreements. Rental expense amounted to $95,000 and $180,000, and $424,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

      Minimum future lease payments at December 31, 2000 are as follows:

	Capital	Operating
	Leases	Leases

2001	$357,107	$264,588

2002	111,737	295,754

2003	11,033	301,622

2004	—	307,678

2005 and thereafter	—	260,690

Total minimum lease payments	479,877	$1,430,332

Less amounts representing interest	(22,187)

Present value of minimum lease payments	457,690

Less current portion	(339,724)

	$117,966

6.  Income Taxes

      No provision for income taxes has been recorded during the years presented due to the Company’s significant operating losses in each year.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31

	1999	2000

Deferred revenue	$4,500,000	$700,000

Accrued expenses and revenue	1,000,000	800,000

NOL carryforward	1,100,000	2,400,000

Investments	700,000	1,600,000

Total deferred tax assets	7,300,000	5,500,000

Valuation allowance	(7,300,000)	(5,500,000)

Net deferred taxes	$—	$—

      Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of any such assets.

      At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $6,200,000 for income tax purposes. The tax benefit of these carryforwards is reflected in the

Summus, Ltd

Notes to Financial Statements (continued)

6.  Income Taxes (continued)

above table of deferred tax assets. If not used, these carryforwards begin to expire in 2018 for federal tax purposes and in 2013 for state tax purposes. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

7.  Related Party Transactions

      In February 1999, the Company entered into a Marketing License Agreement with High Speed. In March 2000, the Company entered into a Master Agreement with High Speed (see Note 10).

      During 1999, the Company provided cash advances to High Speed, its equity investee. The balance outstanding related to these advances as of December 31, 1999 and 2000 was $154,000 and $134,677, respectively.

      During 2000, High Speed made loans to the Company totaling $1,435,000. These loans accrued interest at 8% and were payable within 60 days of issuance. These loans were canceled upon the closing of the business combination between the companies on February 16, 2001 (see Note 14).

      Deferred compensation to an officer and significant shareholder of the Company was $91,050 and $81,050 at December 31, 1999 and 2000, respectively.

8.  Notes Payable

      During 1999, the Company entered into an agreement with a shareholder to repurchase 71.428 shares of its common stock from that shareholder for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, the Company entered into a promissory note with the shareholder whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. During 2000, the Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance as of December 31, 1999 and 2000 is $178,915 and $129,215, respectively.

      On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. The outstanding principal balance of this note as of December 30, 2000 was $200,000.

9.  Investment in Equity Investee

      During 1999, the Company acquired 1,500,000 shares of common stock of High Speed as partial payment for royalties due in connection with a Marketing License Agreement between the companies. The shares were not registered with the Securities and Exchange Commission and were, thus, “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. Subsequently, the Company acquired an additional 9,542,360 shares of High Speed common stock (such shares also being restricted securities) from a significant shareholder of High Speed in exchange for the issuance of 132,888 shares of the Company’s common stock. This resulted in the Company obtaining a majority ownership interest in High Speed at that time. As of December 31, 1999 and 2000, the Company’s ownership percentage decreased to approximately 44% and 33%, respectively, as a portion of the shares initially acquired were sold. The Company accounted for this investment using the equity method of accounting. The initial carrying amount was recorded at the estimated

Summus, Ltd

Notes to Financial Statements (continued)

9.  Investment in Equity Investee (continued)

fair value of the stock received taking into account the fact that the stock was not registered and thus was not freely tradable. The Company adjusted the carrying amount of its investment in High Speed for its share of High Speed’s losses subsequent to the date of investment. Additionally, during 1999 and 2000, the Company’s investment in High Speed was increased based on sales of additional shares of High Speed stock to third parties by High Speed and was decreased based on the Company recording its share of High Speed’s losses. Based on these transactions, the carrying value of the Company’s investment was reduced to zero at December 31, 2000. At December 31, 2000, the Company owned 8,217,781 shares of High Speed which represented approximately a 33% ownership percentage. On February 16, 2001, the Company sold all of its assets to High Speed in a transaction accounted for as a reverse purchase in which the Company will be treated as the accounting acquirer (see Note 14).

      The condensed results of operations and financial position of High Speed at December 31, 1999 and 2000 are summarized below:

	December 31

	1999	2000

Total assets	$4,275,064	$4,497,607

Total liabilities	$1,489,691	$4,849,259

Total stockholders’ equity (deficit)	$2,785,373	$(351,652)

Net loss	$(9,684,529)	$(12,441,655)

10.  Deferred Software Royalty Revenue

      In February 1999, the Company entered into a Marketing License Agreement (“MLA”) with High Speed. As consideration for this agreement, the Company received prepaid software royalty payments. The amount of prepaid royalties received consisted of cash payments of $2,250,000 and the receipt of 1,500,000 shares of High Speed common stock valued at $750,000 for total aggregate consideration of $3,000,000. The value assigned to the 1,500,000 common shares was based on a discounted value of High Speed’s common stock taking into the consideration the restricted nature of these shares. This amount was classified as deferred revenue in the Company’s balance sheet.

      In February 2000, the Company and High Speed entered into a Master Agreement, which included a Software License Agreement (“SLA”), a Software Maintenance Agreement (“SMA”) and a Revenue Sharing Agreement (“RSA”) (collectively with the Master Agreement, the “New Agreements”). The New Agreements entirely replaced and superseded the MLA entered into in February 1999. The New Agreements provided for various payment terms by and between the Company and High Speed.

      The MLA and the New Agreements represented funded software development arrangements between the companies and as such, the $3 million proceeds from the MLA and New Agreements were credited against all costs related to the software (i.e., the software covered by the MLA and the New Agreements) which had been capitalized by the Company. The Company applied $507,604 and $658,332 of its deferred revenue balance against its capitalized software development costs during 1999 and 2000, respectively.

11.  Profit Sharing Plan

      The Company has established a 401(k) profit sharing plan for the benefit of employees who have attained the age of 21 years. The Company’s contribution to the plan is discretionary and is not limited to profits. For

Summus, Ltd

Notes to Financial Statements (continued)

11.  Profit Sharing Plan (continued)

the years ended December 31, 1998, 1999, and 2000, the Company contributed approximately $21,000, $26,000, and $42,303 to the Plan, respectively.

12.  Stock Options

      During 2000, Summus established a stock option plan (the “Plan”) to provide for the issuance of stock options to employees and directors. Options granted in connection with initial employment with the Company vest upon issuance. Options granted in connection with ongoing annual grants vest 20% immediately, then 5% each three-month period thereafter over the next 4 years. Each stock option generally has a term of 10 years.

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, the Company continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for its stock-based awards.

      During 2000, all of the stock options were granted with an exercise price of $0.19 per share. This exercise price was below the estimated fair value of the underlying common stock of the Company. Deferred compensation has been recorded for the difference in value between exercise price and the estimated fair value of the underlying common stock and is being recognized over the vesting period of the stock options. As of December 31, 2000, 999,349 options were exercisable.

      A summary of the Company’s stock option activity is as follows:

	Outstanding	Exercise
	Options	Price

Outstanding — December 31, 1999	—	$—

Granted	1,613,838	0.19

Exercised	(447,205)	0.19

Outstanding — December 31, 2000	1,166,633	$0.19

      In accordance with SFAS 123, the fair value of each option grant was determined by using the minimum value method with the following weighted average assumptions for the twelve month period ended December 31, 2000: dividend yield of 0%; risk free interest rate of 6.20% and expected option lives of 5 years. The weighted average fair value at the date of grant was $39.00 per option. Had compensation expense for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been $14.6 million and $1.52 for the twelve months ended December 31, 2000.

13.  Change in Par Value

      In 1999, the Company’s shareholders approved a change in the par value of the Company’s common stock retroactively from $1 per share to $.0001 per share. Relevant amounts in the financial statements have been restated to reflect the change.

14.  Subsequent Event

      On February 16, 2001, the Company sold all of its assets to High Speed under the terms of an Asset Purchase Agreement, as amended, in a business combination (the “combination”) accounted for as a reverse purchase in which the Company will be treated as the accounting acquirer. Prior to the closing of the combination, the Company was the largest shareholder of High Speed, owning 8,217,781 shares or 33.2% of

Summus, Ltd

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

High Speed’s outstanding common stock (27.6% on a fully diluted basis). Immediately after the closing, the Company’s ownership increased to 20,593,262 shares (55.5%) of High Speed’s common stock on an as-converted basis, (approximately 53.1% on a fully-diluted basis). The terms of the Asset Purchase Agreement contemplated that the Company would liquidate shortly after the closing of the transaction, having first disbursed the shares of High Speed common stock and other securities issued in the transaction to the Company’s stockholders. On March 13, 2001, the Company distributed certain of the shares of the Company’s common stock received in the transaction to the Company’s stockholders in accordance with their pro rata interests in the Company. The accompanying financial statements have been restated to reflect the historical equity of the Company retroactively restated to reflect the number of shares received in the combination.

      The consideration given by High Speed to acquire the assets of Summus is described below:

•	High Speed issued to the Company a total of 20,197,797 shares of its common stock and 6,000 shares of High Speed’s Series B Preferred Stock. As a stockholder of the Company, High Speed was entitled to receive 3,604,445 of the total number of shares of common stock issued in the transaction. However, these shares were cancelled under the terms of the Asset Purchase Agreement, resulting in a net issuance of 16,593,352 shares of High Speed common stock. In addition, the Asset Purchase Agreement provided that the 8,217,781 shares of High Speed common stock owned by the Company prior to the parties’ execution of the Asset Purchase Agreement were to be canceled. Certain of the shares held by the Company after the execution of these transactions were subsequently disbursed by the Company to its shareholders.

•	High Speed issued to the Company 6,000 shares of newly created Series B Preferred Stock, of which 2,000 shares were deposited with an escrow agent as security for any indemnification obligations of the Company and its shareholders under the Asset Purchase Agreement.

•	High Speed has authorized the issuance of up to 6,500 shares of Series B Preferred Stock. The rights of the Series B Preferred Stock are as follows: each share of Series B Preferred Stock will be automatically converted into 1,000 shares of common stock, subject to adjustment for stock dividends, stock splits and the like, after High Speed’s charter is amended to increase the number of authorized shares of common stock to at least 60 million shares. Until then, the Series B Preferred Stock will not be convertible. Each share of Series B Preferred Stock will be entitled to receive dividends and participate in distributions upon liquidation pro rata with the common stock on an as-converted basis, and will vote equally with the common stock on an as-converted basis. These rights apply even if there is insufficient authorized common stock to permit conversion of the Series B Preferred Stock. There are no other preferences or privileges associated with the Series B Preferred Stock. Under the terms of the Asset Purchase Agreement, High Speed is required to seek shareholder approval to amend its charter to increase the number of authorized shares of common stock so that there will be sufficient shares of common stock available and reserved for issuance upon conversion of the Series B Preferred Stock.

      High Speed issued to the Company warrants to purchase a total of 500 shares of its Series B Preferred Stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B Preferred Stock ($5.50 per share of High Speed common stock on an as-converted basis), and was calculated based on the closing market price of the High Speed common stock on February 16, 2001, on an as converted basis (High Speed common stock currently trades in a public market on the Pink Sheets®).

Summus, Ltd

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

      In addition to the items described above, the terms of the Asset Purchase Agreement included to the following:

•	High Speed assumed approximately $2.8 million of liabilities of the Company to third parties. All amounts owed by and between HSNS and the Company have been cancelled upon the closing of the Combination.

•	HSNS entered into a three-year employment agreement with the Company’s largest shareholder, Dr. Jawerth. Under this employment agreement, in exchange for Dr. Jawerth’s covenant not to compete with HSNS for a period of 18 months after February 16, 2001, HSNS issued options to Dr. Jawerth to purchase 166,667 shares of common stock at $0.50 per share and 333,333 shares of common stock at $3.75 per share. Also, HSNS agreed to assist Dr. Jawerth in the private sale of $2,500,000 worth of HSNS common stock owned by him. HSNS will issue options to Dr. Jawerth to purchase three times the number of shares of common stock he sells in the private sale. The options will be exercisable during the second through the fifth year after the options are issued. Additionally, during the three-year term of the employment agreement, Dr. Jawerth will receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits including severance benefits and also including potential bonuses.

Consolidated Financial Statements

High Speed Net Solutions, Inc.

Years ended December 31, 2000 and 1999 with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders

High Speed Net Solutions, Inc.

      We have audited the accompanying consolidated balance sheets of High Speed Net Solutions, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of High Speed Net Solutions, Inc. at December 31, 1999 and 2000 and the consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      As more fully described in Note 2, the accompanying 1999 financial statements have been restated to reflect an increase in the recorded value of the Company’s investment in a related party resulting from a capital contribution, a reduction in the recorded value of prepaid royalties, a reduction in the recorded value of the Company’s investment in a related party resulting from an exchange of restricted equity securities, and a reduction in the expense associated with stock options granted to non-employees.

      The accompanying financial statements have been prepared assuming that High Speed Net Solutions, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred operating losses since inception and will require additional capital in 2001 to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

May 22, 2001,

except for Note 2 and Note 14
as to which the date is June 27, 2001

Raleigh, North Carolina

High Speed Net Solutions, Inc.

Consolidated Balance Sheets

	December 31

	1999	2000

	(Restated)

Assets

Current assets:

Cash and cash equivalents	$248,740	$326,622

Restricted cash	—	300,000

Accounts receivable	—	167,459

Other current assets	—	26,674

Total current assets	248,740	820,755

Equipment, software and furniture, net	3,720	385,915

Investment in common stock of related party	1,855,937	1,855,937

Prepaid software royalties	2,166,667	—

Loans due from related party	—	1,435,000

Total assets	$4,275,064	$4,497,607

Liabilities, redeemable common stock and stockholders’ equity (deficit)

Current liabilities:

Payables to related parties	$589,815	$570,492

Accounts payable and accrued expenses	99,876	2,528,765

Loss contingency accrual	800,000	544,960

Preferred stock dividends payable	—	133,333

Capital lease obligations, current portion	—	94,936

Total current liabilities	1,489,691	3,872,486

Capital lease obligation, less current portion	—	100,773

Redeemable common stock	—	876,000

Stockholders’ equity (deficit):

Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	—	2,000,000

Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 21,112,149 and 24,422,927 shares, respectively	21,112	24,423

Additional paid-in capital	14,386,105	22,115,657

Accumulated deficit	(11,394,225)	(24,264,113)

Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)

Total stockholders’ equity (deficit)	2,785,373	(351,652)

Total liabilities, redeemable common stock and stockholders’ equity (deficit)	$4,275,064	$4,497,607

See accompanying notes.

High Speed Net Solutions, Inc.

Consolidated Statements of Operations

	Year ended December 31

	1998	1999	2000

	(Restated)

Revenue	$—	$—	$599,054

Costs of revenue	—	—	476,280

Gross profit	—	—	122,774

Selling, general and administrative expenses	374,841	2,582,447 *	6,864,159 *

Non-cash compensation	—	2,813,000	333,750

Interest expense	—	2,655,749	15,192

Amortization expense	—	833,333	116,200

Impairment charges	—	—	3,953,182

Loss contingency charges	—	800,000	1,281,946

Loss from continuing operations	(374,841)	(9,684,529)	(12,441,655)

Loss from discontinued operations	(1,334,855)	—	—

Net loss	$(1,709,696)	$(9,684,529)	$(12,441,655)

Net loss applicable to common shareholders:

Net loss	$(1,709,696)	$(9,684,529)	$(12,441,655)

Beneficial conversion feature of preferred stock	—	—	(294,900)

Preferred stock dividends	—	—	(133,333)

Net loss applicable to common shareholders	$(1,709,696)	$(9,684,529)	$(12,869,888)

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.03)	$(0.51)	$(0.60)

Loss applicable to common shareholders from discontinued operations	$(0.11)	$—	$—

Net loss	$(0.14)	$(0.51)	$(0.60)

Weighted average common shares outstanding	11,868,867	19,080,492	21,619,618

*	Selling, general and administrative expenses in 1999 and 2000 exclude $2.8 million and $0.3 million, respectively, of non-cash compensation charges.

See accompanying notes.

High Speed Net Solutions, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

								Total
	Preferred Stock		Common Stock		Additional			Stockholders’
					Paid-in	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)

Balance January 2, 1998 (inception) reflecting the MWI and JSJ recapitalizations of the Company	—	$—	10,325,000	$10,325	$(10,325)	$—	$—	$—

Founders shares issued for no consideration	—	—	100	—	—	—	—	—

Shareholders’ capital contributions	—	—	—	—	1,091,648	—	—	1,091,648

Common stock sold for cash	—	—	3,766,600	3,767	313,233	—	—	317,000

Common stock issued for payment of debt to a shareholder	—	—	1,550,000	1,550	148,270	—	—	149,820

Treasury stock acquired for cash	—	—	—	—	—	—	(227,619)	(227,619)

Common stock issued for licensing rights	—	—	775,000	775	76,725	—	—	77,500

Common stock issued for employee compensation and to non-employees	—	—	765,000	765	75,735	—	—	76,500

Cancellation of compensatory and other stock	—	—	(530,000)	(530)	(52,470)	—	—	(53,000)

Net loss for 1998	—	—	—	—	—	(1,709,696)	—	(1,709,696)

Balance at December 31, 1998	—	—	16,651,700	16,652	1,642,816	(1,709,696)	(227,619)	(277,847)

Compensation and other expense related to grants of stock options	—	—	—	—	3,397,250	—	—	3,397,250

Common stock sold for cash	—	—	338,188	338	347,162	—	—	347,500

Common stock issued for investment in a related party	—	—	795,001	795	643,156	—	—	643,951

Capital contribution received for investment in related party	—	—	—	—	1,109,986	—	—	1,109,986

Common stock issued for services	—	—	85,500	85	130,729	—	—	130,814

High Speed Net Solutions, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit) (continued)

								Total
	Preferred Stock		Common Stock		Additional			Stockholders’
					Paid-in	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)

Common stock issued for prepaid royalties	—		1,500,000	1,500	748,500	—	—	750,000

Beneficial conversion feature related to convertible debentures	—	—	—	—	2,655,749	—	—	2,655,749

Common stock issued in exchange for convertible debentures	—	—	4,852,860	4,853	2,650,896	—	—	2,655,749

Common stock canceled in connection with the merger between High Speed Net Solutions and Marketers World, Inc.	—	—	(5,161,100)	(5,161)	5,161	—	—	—

Cancellation of compensatory stock	—	—	(25,000)	(25)	(38,225)	—	—	(38,250)

Stock option exercises	—	—	1,825,000	1,825	(1,825)	—	—	—

Common stock sold to a related party	—	—	250,000	250	1,094,750	—	—	1,095,000

Net loss for 1999	—	—	—	—	—	(9,684,529)	—	(9,684,529)

Balance at December 31, 1999 (restated)	—	—	21,112,149	21,112	14,386,105	(11,394,225)	(227,619)	2,785,373

Preferred stock sold for cash, net of issuance costs	2,000	2,000,000	—	—	(149,048)	—	—	1,850,952

Beneficial conversion feature of preferred stock	—	—	—	—	294,900	(294,900)	—	—

Common stock and options issued for services	—	—	7,500	8	884,028	—	—	884,036

Issuance of common stock in partial settlement of loss contingency	—	—	1,700,000	1,700	1,408,611	—	—	1,410,311

Common stock issued to acquire equipment	—	—	8,988	9	15,102	—	—	15,111

Common stock issued to acquire Douglas May & Co.	—	—	50,000	50	499,950	—	—	500,000

Common stock sold for cash	—	—	1,544,290	1,544	4,776,009	—	—	4,777,553

Preferred stock dividends	—	—	—	—	—	(133,333)	—	(133,333)

Net loss for 2000	—	—	—	—	—	(12,441,655)	—	(12,441,655)

Balance at December 31, 2000	2,000	$2,000,000	24,422,927	$24,423	$22,115,657	$(24,264,113)	$(227,619)	$(351,652)

High Speed Net Solutions, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31

	1998	1999	2000

	(Restated)

Operating activities

Loss from continuing operations	$(374,841)	$(9,684,529)	$(12,441,655)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

Loss on disposal of equipment	36,858	—	—

Impairment charge	—	—	3,953,182

Non cash compensation	—	2,813,000	333,750

Stock issued for partial settlement of loss contingency	—	—	1,410,311

Depreciation and amortization	21,900	833,665	282,494

Common stock issued to non-employees	23,500	1,521,814	550,286

Interest expense relating to beneficial conversion feature of convertible debt	—	2,655,749	—

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(7,559)	7,559	261,716

Prepaid royalties	—	(60,000)	—

Increase in other current assets	—	—	(23,329)

Accounts payable and accrued expenses	8,457	91,419	2,105,990

Loss contingency accrual	—	800,000	(255,040)

Net cash used in operating activities from continuing operations	(291,685)	(1,021,323)	(3,822,295)

Net cash used in discontinued operations	(1,265,965)	—	—

Net cash used in operating activities	(1,557,650)	(1,021,323)	(3,822,295)

Investing activities

Capital expenditures, net of acquisitions	(50,148)	(4,052)	(1,032,528)

Cash invested in common stock of related party	—	(102,000)	—

Cash received in acquisition	—	—	63,971

Net cash used in investing activities	(50,148)	(106,052)	(968,557)

Financing activities

Funds loaned to related party	—	—	(1,435,000)

Net proceeds from sale of common stock	317,000	597,500	4,777,553

Payments on capital leases	—	—	(5,448)

Increase in restricted cash	—	—	(300,000)

Net proceeds from sale of preferred stock	—	—	1,850,952

Shareholder capital contributions	1,091,648	—	—

Advances from stockholders	445,378	210,852	—

Repayments to stockholders	—	(9,486)	(19,323)

Proceeds from issuance of convertible debentures	—	558,640	—

Purchase of treasury stock	(227,619)	—	—

Net cash provided by financing activities	1,626,407	1,357,506	4,868,734

Net increase in cash and cash equivalents	18,609	230,131	77,882

Cash and cash equivalents at beginning of year	—	18,609	248,740

Cash and cash equivalents at end of year	$18,609	$248,740	$326,622

Supplemental disclosures of cash flow information

Cash paid for interest	$—	$—	$15,192

Noncash investing and financing activities

Debentures issued for shareholder advances on behalf of Company	$—	$2,097,109	$—

Assets acquired under capital leases	$—	$—	$201,157

See accompanying notes.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2000

1.  Business and Organization and Basis of Presentation

      In 1984, High Speed Net Solutions, Inc. (the “Company” or “HSNS”) was incorporated under the name EMN Enterprises, Inc. The Company was inactive from the time of its incorporation in 1984 until it acquired all of the assets of Marketers World, Inc. (“MWI”) on August 24, 1998. In September 1998, in conjunction with the MWI asset acquisition, the Company changed its name to ZZAP.NET, Inc. and in January 1999 changed its name to High Speed Net Solutions, Inc. Prior to the asset acquisition, HSNS was a non-operating shell corporation and MWI was a private operating company. In legal form, the asset acquisition was effected by HSNS issuing its shares in exchange for the net assets of MWI. Total outstanding shares of HSNS common stock subsequent to the transaction were 10,275,000. At the time of the transaction, HSNS had no assets or liabilities, and accordingly, the transaction was accounted for as a recapitalization of HSNS, and the outstanding shares are recorded accordingly.

      MWI was incorporated in January 1998 and its planned principal operations were to lease computer systems to businesses. For the period prior to August 24, 1998 the historical amounts are those of MWI. During 1998, the Company was not able to execute its planned activities in connection with the asset acquisition, other than the sale of pilot products and services, and consequently ceased all operating activities in December 1998. MWI was subsequently legally dissolved in September 1999. Accordingly, the operating results of the MWI business have been presented as discontinued operations for the year ended December 31, 1998. Revenues of MWI during the year ended December 31, 1998 were approximately $1,335,300, and the loss totaled $1,334,855. As of December 31, 1998, the Company had completed its disposal of the discontinued operations of the MWI business. There were no remaining assets or liabilities related to such business at December 31, 1998. Results for the year ended December 31, 1999 represent solely the activity of HSNS, which primarily related to raising capital and establishing strategic relationships.

      On April 24, 2000, the Company acquired 100% of the issued and outstanding shares of common stock of JSJ Capital Corp., a non-operating shell Company, a Nevada Corporation (“JSJ”), in exchange for 50,000 shares of common stock of the Company. The shares were issued in a transaction exempt from registration under the Securities Act of 1933 and, as such, were “restricted securities” as defined in Rule 144 under the Securities Act of 1933. JSJ was then merged into HSNS, with HSNS being the surviving corporation. The acquisition was accounted for as an issuance of HSNS common stock in exchange for the net monetary assets of JSJ, accompanied by a recapitalization.

      The 50,000 shares issued by the Company in connection with the acquisition of JSJ are considered a nominal issuance to effect the acquisition. All share and per share data presented herein have been restated to reflect the issuance of these shares. The pro forma impact of the JSJ acquisition is a $400,000 charge to retained earnings on the Company’s balance sheet, representing cash legal fees paid in excess of the net assets acquired. This charge was recognized in earnings upon consummation of the acquisition.

      In August 1999, Summus Ltd. acquired a majority of the outstanding common stock of the Company. Subsequently, Summus, Ltd. sold certain of the shares it acquired and at December 31, 1999, Summus, Ltd. owned 44.5% of the Company’s outstanding common stock. This ownership percentage was 33.6% at December 31, 2000.

      On July 10, 2000, HSNS acquired all of the issued and outstanding common stock of Douglas May & Co., Inc. (“May”) in a business combination accounted for as a purchase (see Note 4). HSNS had been a development stage company since its inception and ceased being a development stage company in the third quarter of 2000 upon its acquisition of Douglas May & Co., Inc. The Company provides media creation services through Douglas May & Co. Inc., a wholly owned and fully operational subsidiary, which include creative design assistance and commercial content development, development of audio and video images and animation, as well as web site design and construction (see Note 4).

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Business and Organization and Basis of Presentation (continued)

      On February 16, 2001, HSNS acquired all of the assets of Summus, Ltd. in a business combination to be accounted for as a reverse purchase (see Note 14).

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2000, the Company incurred a net loss of $12,441,655 and had negative cash flows from operations. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as required, and ultimately to attain profitability. Effective February 16, 2001, the Company acquired all the assets of Summus, Ltd. (see Note 14) in a transaction that will be accounted for as a “reverse acquisition” whereby Summus, Ltd. is considered the acquiror for accounting purposes. Following the asset acquisition, the Company will actively seek to expand business opportunities and pursue additional financing from third parties. Management anticipates that it will be able to attract additional capital to continue to fund operations. However, there can be no assurance that management’s plans will be executed as anticipated.

2.  Restatement

      The accompanying financial statements as of and for the year ended December 31, 1999 have been restated to reflect a reduction in the recorded value of prepaid software royalties of $2,361,458. Of this amount, $1,528,125 reflects a reduction in the value of 1.5 million shares of HSNS restricted common stock issued as the final installment under the Marketing License Agreement with Summus, Ltd. (see Note 6). The restated value of these shares was determined by applying a discount to the traded value of the Company’s unrestricted common stock at the time of issuance based on the discount associated with private sales of shares of such stock (such shares being “restricted securities” as defined in Rule 144 under the Securities Act) for cash to third parties within close proximity of the time of the final payment under the Marketing License Agreement. Initially, the value of these shares was based on the traded value of the Company’s common stock at the time of issuance. The recorded value of the prepaid software royalties has also been reduced by $833,333 to reflect amortization of the prepaid balance for 1999.

      Additionally, the accompanying financial statements have been restated to reflect both an increase and a decrease to the Company’s investment in the common stock of a related party. The increase reflects a capital contribution to the Company in the form of common stock of the related party made by a shareholder during 1999 valued at $1,109,986 which was previously not recorded. The decrease to the investment in the common stock of related party account reflects a reduction in the valuation of the stock of the related party obtained in exchange for High Speed stock determined by applying an appropriate discount to the traded value of the High Speed stock to reflect the restricted nature of the shares issued. This change reduced the investment in common stock of related party account by $1,148,176.

      Also, the accompanying financial statements have been restated to reflect a reduction in the expense associated with the granting of stock options primarily to non-employees. Initially, the fair value of these grants to non-employees was calculated using the traded value of the Company’s stock as an input to the valuation model. The Company determined that it should have used the fair value of its restricted stock rather than the traded value of its freely tradable shares of stock as the appropriate input to the valuation model. The effect of these changes related to stock option grants was to reduce the amount of expense previously recorded in 1999 by $1,320,350.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Restatement (continued)

      The following table summarizes the effect of the restatement adjustments on the Company’s balance sheet and statement of operations as of and for the year ended December 31, 1999.

Balance Sheet

Total assets as previously reported	$6,674,712

Reduction in prepaid royalties	(2,361,458)

Reduction in investment in common stock of related party	(1,148,176)

Increase in investment in common stock of related party	1,109,986

Total assets as restated	$4,275,064

Statement
of Operations

Net loss as previously reported	$(10,171,546)

Amortization of prepaid royalties	(833,333)

Reduction in amount of expense recorded in connection with stock option grants	1,320,350

Net loss as restated	$(9,684,529)

Net loss per share as previously reported	$(.53)

Net loss per share as restated	$(.51)

3.  Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Douglas May & Co., Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Restricted Cash

      Restricted cash at December 31, 2000 of $300,000 represents funds held in escrow related to the Company’s obligation to repurchase 45,572 shares of its common stock issued in connection with the acquisition of Douglas May & Co., Inc. (see Note 4.) These shares were repurchased and retired by the Company in January 2001 using the funds from the escrow account.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Significant Accounting Policies (continued)

     Equipment, Software and Furniture

      Equipment, software and furniture are stated at cost. Depreciation, as recorded by MWI, was computed using the straight-line method over the estimated useful lives of the assets beginning when assets were placed in service. Depreciation expense amounted to $13,290 for the year ended December 31, 1998. Based on the Company’s discontinuance of the MWI business operations in 1998, along with no future alternative use, the net book value of the equipment and furniture acquired in connection with the MWI asset acquisition at December 31, 1998, totaling $36,858, was written off and is included as part of the loss from discontinued operations.

      Depreciation expense in 1999 and 2000 was $332 and $166,294, respectively. Depreciation expense was calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to five years.

     Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, the Company continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for its stock-based awards.

      In accordance with APB 25, the Company has valued employee stock option awards and stock issued to employees and directors for services performed based on the traded value of the Company’s common stock, or its estimated fair value prior to it becoming traded, at the measurement date of the stock options and awards.

      The Company accounts for stock-based amounts issued to non-employees of the Company at fair value in accordance with the provisions of SFAS No. 123.

     Income Taxes

      Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (see Note 12).

     Loss Per Share

      Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The Company has potential common stock equivalents related to its outstanding stock options, preferred stock and common stock warrants. These potential common stock equivalents were not included as outstanding for loss per share purposes for all periods presented because the effect would have been antidilutive.

     Investment in Common Stock of Related Party

      Investment in common stock of related party represents the Company’s 16.7% and 13.5% ownership interest in Summus, Ltd. at December 31, 1999 and 2000, respectively (see Note 10). The Company accounted for its investment in Summus, Ltd. using the cost method. Under this method, the investment is recorded at its historical cost. Although the market value of this investment is not readily determinable, management believes its fair value is not less than its carrying amount. On February 16, 2001, the Company acquired all of the assets of Summus, Ltd. in a business combination accounted for a reverse purchase (see Note 14).

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Significant Accounting Policies (continued)

     Valuation of Long-Lived Assets

      The Company periodically reviews its long-lived assets, including goodwill, to determine if events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made when the sum of the expected future undiscounted cash flows is less than the carrying value of the asset.

     Financial Instruments

      The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value for these financial instruments.

      Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. The Company maintains cash and cash equivalents with financial institutions. The Company periodically performs evaluations of the credit standings of those financial institutions. The Company’s customer base consists of companies operating in the United States. The Company’s exposure to credit risk with respect to its trade accounts receivable is limited to the carrying amount of the receivables. The Company does not require collateral on these financial instruments.

     Revenue Recognition

      Revenue from media creation services, which includes creative design assistance and commercial content development, is recognized at the time the services are rendered based on the terms of the individual contracts.

     New Accounting Pronouncements

      In June 1998, The Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which is required to be adopted in years beginning after June 15, 2000. Because the Company has not historically used derivative instruments, management does not anticipate that the adoption of this statement will have a significant effect on its operations, financial position or cash flows.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. The Company adopted the provisions of SAB No. 101 during 2000.

     Advertising

      The cost of advertising is expensed when incurred. The Company incurred $128,000 in advertising costs in 1998. No advertising costs were incurred in 1999 or 2000.

4.  Business Combinations

      On July 10, 2000, the Company acquired all of the issued and outstanding capital stock of May by issuing 183,070 shares of its common stock to Douglas May, the sole shareholder of May, in a business combination accounted for as a purchase. These shares were valued at $1,376,000.

      Under the terms of the acquisition agreement, the 183,070 shares of common stock were issued in three allotments. The first allotment corresponded to $500,000 of value. At closing, the Company issued 50,000

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Business Combinations (continued)

shares of common stock, the number of such shares being subject to adjustment if the Over the Counter Bulletin Board trading price of the common stock on the first anniversary of the closing date of the transaction is less than $10.00 per share. Under such circumstances, the Company is obligated to issue additional shares of common stock that, when added to the 50,000 shares, and multiplied by the per share trading price on the first anniversary of the closing date, shall equal $500,000 in value.

      The issuance of the 50,000 shares has been recorded at the “guaranteed” amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares under the terms of the agreement will not change the recorded cost of the acquisition of May.

      The second allotment of shares of common stock (87,498 shares) issued at closing corresponded to $576,000 of value. The Company committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before January 1, 2001, Mr. May has the right to cause the Company to repurchase these shares from him by making six cash installment payments totaling $576,000. Mr. May has not yet elected to have the Company repurchase these shares.

      The third allotment of shares of common stock (45,572 shares) issued at closing corresponded to $300,000 of value. The Company committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before the expiration of 90 days from the closing date, Mr. May had the right to cause the Company to repurchase these shares from him by releasing funds, in the amount of $300,000, which the acquisition agreement provided be placed into an escrow account, the funds being from certain accounts receivable of May that were collected subsequent to the acquisition date. In January 2001, based on the election of Mr. May, the Company repurchased and retired these shares for $300,000 using the funds from the escrow account. These shares will be treated as outstanding for loss per share purposes in accordance with the guidance set forth in SFAS No. 128. All shares issued that are subject to repurchase by the Company have been presented on the Company’s balance sheet as redeemable stock outside of stockholder’s equity.

      The results of operations of May are included in the Company’s operations from the date of acquisition. The Company recorded goodwill in the amount of $1,174,437 related to this acquisition.

      During 2000 the May business produced negative operating cash flows. Because of the decision made in the fourth quarter of 2000 to not further pursue the planned service bureau business due (see Note 6), management determined there was no basis upon which to project positive future cash flows from the May business since the basis for making the acquisition was originally related to expected synergies and expected future prospects by incorporating the May business into the planned service bureau business. Thus, in accordance with the provisions of SFAS 121, the Company concluded that the unamortized portion of the goodwill recorded in connection with the May business had become fully impaired and should be written off. Thus, the company recorded an impairment charge of $1,058,177 in the fourth quarter of 2000 to recognize the unamortized balance of goodwill written-off. The Company is in the process of seeking to divest the operations of May.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Business Combinations (continued)

      The following unaudited pro forma summary information presents consolidated results of operations for the Company as if the acquisition of May had been consummated on January 1, 1999. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for the Company.

	Year ended December 31

	1999	2000

Revenue	$880,432	$1,673,260

Net loss	9,899,011	12,311,544

Loss per share applicable to common shareholders	$(0.51)	$(0.59)

5.  Equipment, Software and Furniture

      Equipment, software and furniture consists of the following:

	1999	2000

Furniture and fixtures	$4,052	$258,220

Equipment under capital lease	—	201,157

Computer equipment and software	—	93,104

	4,052	552,481

Less accumulated depreciation and amortization	(332)	(166,566)

	$3,720	$385,915

6.  Prepaid Software Royalties

      In February 1999, the Company entered into a Marketing and License Agreement (“MLA”) with Summus, Ltd., a related party (see Notes 1 and 9). Under this agreement, the Company became obligated to pay Summus, Ltd. an upfront fee of $3,000,000, payable in four installments of $750,000 each. The first three installments consisted of cash payments in the aggregate amount of $2,250,000. Of this amount, $2,190,000 was made by a stockholder on behalf of the Company. The final installment was satisfied by the Company’s issuance of 1.5 million shares of its restricted common stock.

      The Company determined the value of the 1.5 million shares issued in lieu of the final cash payment due under the MLA by applying a discount to the traded value of the Company’s common stock at the time of issuance based on the discount associated with private sales of shares of its common stock (such shares being “restricted securities” as defined in Rule 144 under the Securities Act of 1933) within close proximity of the time of the issuance of such shares.

      Under the terms of the MLA, HSNS had the right to resell stand-alone software products specified in the MLA. Since the specified products were completed and ready for resale, the Company capitalized the $3.0 million value of the upfront fees under the MLA as prepaid software royalties (essentially license fees) in accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” as each of the four software products specifically referred to in the MLA had reached “technological feasibility” within the meaning of Paragraphs 4 and 38 of that statement.

      The Company reduced the recorded value of the prepaid royalties by $833,333 to reflect amortization of the prepaid software royalties in 1999 in accordance with the provisions of SFAS No. 86. The amount

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Prepaid Software Royalties (continued)

amortized was derived by applying the straight-line method over a three-year estimated economic life of the products licensed under the MLA.

      In August 1999, Summus, Ltd. acquired a majority of the outstanding shares of HSNS (this percentage was subsequently reduced to 44% by December 31, 1999 as Summus, Ltd. sold a portion of the shares it acquired to third parties). In connection with this transaction, HSNS’s existing management team was replaced with new management. Over the next several months, the new management team determined to revise HSNS’s business plan. Rather than function as a reseller of Summus, Ltd. software products, management determined that HSNS should function as a service bureau or application service provider, utilizing Summus Ltd.’s wavelet technology for delivery of multimedia services over the Internet. As a result of this change in business plan, HSNS entered into negotiations with Summus, Ltd., beginning in December 1999, to modify the companies’ contractual relationship under the MLA. These negotiations resulted in the execution of several agreements (i.e. a master agreement, software license agreement, software maintenance agreement, revenue sharing agreement and software escrow agreement) in mid-February 2000, which superseded in its entirety the MLA.

      Under the new agreements, the Company did not become obligated to make any additional payments, in cash or other consideration, to Summus, Ltd. for the software products to be provided thereunder. In fact, the Company received approximately $2.2 million in credits toward future fees due and payable to Summus, Ltd. Therefore, the Company determined that, in the absence of information that would have caused management to conclude that the net realizable value of any of the products licensed under the MLA had been adversely affected by the Company’s change in business plan or that the unamortized capitalized costs exceeded the net realizable value of such products, no impairment-related write off under SFAS No. 86 was appropriate as of December 31, 1999. As of that date, the Company fully expected to generate future revenues, in its contemplated service bureau business, through the use of the Summus, Ltd. software products covered by the several agreements (the “agreements”) then being negotiated, sufficient to recover the carrying value of the prepayments under the MLA.

      The software license agreement provided HSNS with rights to the use of Summus, Ltd.’s MaxxSystem suite of products in its planned service bureau business. The agreement did not permit HSNS to resell any of the software products constituting MaxxSystem. As such, the Company determined that the MaxxSystem suite of software products constituted “internal use” software subject to Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

      The agreements were executed in mid-February 2000. However, the terms of such agreement had been substantially negotiated and agreed to at the time the Company’s financial statements as of and for the year ended December 31, 1999 were issued. SOP 98-1 requires an evaluation of capitalized software costs for impairment in accordance with FASB Statement No. 121. Statement No. 121 requires an estimate of future cash flows to determine if an asset that is in use is impaired. The change in the Company’s business plan was driven primarily by the view that delivery of multimedia over the Internet through the use of the MaxxSystem suite of software products offered greater future cash flows than the resale of the software products licensed under the MLA. In view of these considerations, the Company determined that an impairment-related write off of the prepaid royalties was not appropriate as of December 31, 1999 under SOP 98-1 and SFAS 121.

      During 2000, the Company observed a combination of market conditions and potential government regulatory actions that caused it to modify its short-term and long-term plans for revenue generation as a service provider of rich media content over the Internet. Market resistance developed to the delivery of Internet services via “.exe” file types following the delivery of certain of such files with viruses. Indeed, this prompted many companies to configure firewalls to block all files with an.exe extension. This limited the market for e-mail distribution using the MaxxNote (i.e., the video e-mail) module of MaxxSystem. At about

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Prepaid Software Royalties (continued)

the same time, the Federal Trade Commission initiated an investigation of the use of information gathered by permission-based marketing through e-mails and banner ads.

      Management determined in 2000 that it was unlikely that funding would be available to develop and rollout the service bureau business model as previously planned. Under FASB 121, when it is no longer probable that computer software will be placed in service, the software should be reported at the lower of its carrying amount or fair value. Therefore, during the fourth quarter of 2000, management determined that all of the assets associated with the Company’s service bureau business were impaired. Accordingly, an impairment charge of $2.9 million was recorded consisting of the net carrying value of the capitalized amounts associated with MaxxSystem of approximately $2.2 million and other capitalized costs incurred in the development of the service bureau business of approximately $0.7 million.

7.  Licensing Rights

      In September 1998, the Company issued 775,000 shares of its common stock, valued at $77,500, for all of the issued and outstanding common stock of Brad Richdale Direct, Inc. (“BRD”). The primary purpose of this transaction was to obtain licensing and marketing rights held by BRD for certain products to be developed by Summus, Ltd. Since BRD had nominal assets and operations, this transaction was accounted for as an acquisition of licensing rights, rather than as a business combination. The value of this transaction was based on recent transactions in the Company’s common stock near the date of the transaction. The products to be delivered by Summus, Ltd. under these licensing rights were to be used in the planned operations of MWI. Since these products were not completed by the end of 1998 and the Company had determined to discontinue MWI’s operations, the Company abandoned its rights to these yet-to-be delivered products. Accordingly, the net book value of these assets $68,890 was written off at December 31, 1998 and is included as part of the loss on discontinued operations.

8.  Convertible Debentures

      During 1999, the Company issued convertible debentures (the “debentures”) in the principal amount of $2,655,749 to a stockholder, entities affiliated with the stockholder and third parties. These debentures were issued in exchange for both cash of $558,640 and in partial satisfaction of payments made by a stockholder on behalf of the Company in the aggregate amount of $2,097,109 (see Note 6). The remaining amounts owed to the stockholder are included in Payables to Related Parties in the Company’s balance sheet. The debentures were convertible at the date of issuance into the Company’s common stock at conversion prices ranging from $0.25 to $1.33 per share (all of which were substantially “in-the-money” at the date of issuance).

      Since the conversion price of the debentures was below the fair market value of the common stock, the Company recorded a $2,655,749 beneficial conversion feature as debt discount and additional paid-in-capital on the date the debentures were issued. The resulting interest expense was immediately recognized because the debentures were convertible upon issuance.

      Shortly after the issuance of the debentures, the debenture holders exercised the conversion feature and converted all outstanding debentures into 4,852,860 shares of the Company’s common stock. As of December 31, 1999, all debentures had been converted.

9.  Related Party Transactions

      As of December 31, 2000 Summus, Ltd. held a 33.6% ownership interest in the Company. On February 16, 2001, HSNS acquired all of the assets of Summus, Ltd. in a business combination accounted for as a reverse acquisition (see Note 14).

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Related Party Transactions (continued)

      During 2000, in connection with negotiations of the Asset Purchase Agreement with Summus, Ltd., the Company advanced certain funds to Summus, Ltd. to assist Summus in funding its operating expenses. These advances, which were evidenced by a promissory note in favor of the Company, totaled $1,435,000 as of December 31, 2000. This balance accrued interest compounded monthly at 8%, was collateralized by Summus, Ltd.’s investment in the Company’s stock and was payable within 60 days. In connection with the Company’s acquisition of all the assets of Summus, Ltd. in February 2001, the entire balance of this note plus accrued interest was canceled.

      During 1999, Summus, Ltd. funded certain expenses of the Company. The balance outstanding related to these advances as of December 31, 2000 and 1999 was $134,677 and $154,000, respectively.

      Payables to Related Parties also includes an unpaid balance of $435,815 for advances made to the Company by a former majority shareholder during 1998 and 1999. These amounts are unsecured and are payable on demand. These amounts have subsequently been satisfied in full (see Note 14).

10.  Stockholders’ Equity

      On June 20, 1998, the Company amended its articles of incorporation to increase the number of authorized shares of its common stock, par value $.001 per share, to 50,000,000 and to effect a 200-for-1 stock split, thereby increasing its issued and outstanding shares to 1,000,000. The Company also has 5,000,000 authorized shares of preferred stock, par value $.001 per share.

     Preferred stock

      On February 28, 2000, the Company issued 2,000 shares of its Series A Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred Stock”), at a price of $1,000 per share. Proceeds, net of issuance costs of $149,048, were $1,850,952. The holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the “Liquidation Preference”). Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors on June 30 and September 30 of each year commencing on September 30, 2000. As of December 31, 2000 cumulative dividends accrued were $133,333. The holders of the Series A Preferred Stock are not entitled to vote on matters submitted to the Company’s shareholders for voting. However, approval of holders of a majority of the Series A Preferred Stock is required prior to the issuance of a new series of preferred stock that ranks senior to the Series A Preferred Stock.

      Each share of the Series A Preferred Stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by an initial conversion price of $14.24. The conversion price is subject to adjustment as defined in the Company’s articles of incorporation. Since the Series A Preferred Stock was convertible at the date of issuance and since the conversion price was below the fair value of the common stock at the time of issuance, the Company recorded a beneficial conversion feature in the amount of $294,900. The beneficial conversion feature has been added to the historical net loss for the year ended December 31, 2000, for purposes of computing the net loss applicable to common shareholders.

     Common stock

      During the year ended December 31, 1998, the Company issued 465,000 shares of its common stock to employees and consultants for services rendered. It also issued 100,000 shares to a non-employee shareholder in connection with potential business combinations. These shares were valued at $46,500 based on the estimated fair value of the common stock, as determined by a sale of the Company’s common stock near the

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Stockholders’ Equity (continued)

time of such issuances. At the time of such issuances, the Company’s common stock was not publicly traded. During the year ended December 31, 1999, the Company issued 85,500 shares of common stock to consultants for services rendered. These shares were valued at $130,814 based on the fair value of the common stock at the time of such issuances.

      During 1998, the Company acquired 38,500 shares of its common stock for $227,619 in cash and currently holds these shares as treasury stock.

      In August 1999, the Company issued 795,001 shares of its common stock valued at $643,951, along with a cash payment of $102,000, to acquire 402,000 shares of common stock of Summus Technologies, Inc. The value assigned to the shares issued by the Company was recorded at a discount from the traded value of the Company’s common stock. An additional 598,182 shares of Summus Technologies, Inc. stock valued at $1,109,986 was contributed to HSNS by a significant shareholder, bringing the Company’s total holdings of Summus Technologies, Inc. stock to 1,000,182 shares or 19%. The value assigned to the shares received by the Company was recorded based on the derived value of the per share amounts purchased from the other Summus Technologies shareholders. Subsequently, Summus Technologies, Inc. and Summus, Ltd. merged with Summus, Ltd. being the surviving entity. The Company’s ownership in Summus, Ltd. after the merger was 16.7% and as of December 31, 2000 was 13.5%. On February 16, 2001, the Company acquired all of the assets of Summus, Ltd. in a business combination accounted for as a reverse purchase of HSNS by Summus, Ltd. (see Note 14).

      In August 1999, former management of the Company entered into an agreement to sell common stock to family members of a Director. The agreement provided for the Company to sell 250,000 shares of its common stock for $1.00 per share. Since the stock price was below the fair market value of the underlying stock on the date of the agreement, $845,000 of expense related to this transaction has been charged to non-cash compensation in the statement of operations in 1999. The business purpose of this transaction was to provide financing to the company at a critical time.

      During 2000, the Company issued 1,544,290 shares of its unregistered common stock and issued warrants to purchase an additional 1,997,564 shares of common stock for gross cash proceeds of $4,777,553. The warrants have exercise prices ranging from $4.00 to $4.625 per share, a term of five years, and cannot be exercised within five months from the date of issuance.

     Stock Options

      The Company’s Board of Directors authorized an amendment of the Company’s Equity Compensation Plan (the “Plan”) in February 2001 to increase the aggregate number of shares of its common stock available for issuance of stock awards under the Plan to 6,500,000. The Plan provides for the issuance of stock options to employees, directors, advisors and consultants of and to the Company. Options granted generally have a ten-year term and vest over three years from the date of grant. Certain of the stock options granted under the Plan have been pursuant to various stock option agreements. Each stock option agreement contains specific terms.

      During 1999, the Company granted to certain employees and directors options exercisable for 1,050,000 shares of common stock that had exercise prices below the fair value of the underlying common stock. Non-cash compensation expense of $2,006,250 has been recognized based upon the difference between the exercise price and the traded value of the common stock on the date of grant. In addition, the Company granted options to purchase 1,140,000 shares of the Company’s common stock to non-employees. Non-cash expense of $1,391,000 related to these options was recognized based upon the fair value of these options on the date of grant. Each of these option grants vested immediately upon issuance and options to acquire 1,825,000

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Stockholders’ Equity (continued)

shares of common stock were exercised during 1999. Unexercised options expire between 5 and 10 years from date of grant.

      During 2000, the Company granted options to purchase 50,000 shares of the Company’s common stock to non-employees. Non-cash expense of $468,171 related to these options was recognized based on the fair value of these options in accordance with SFAS No. 123.

      In addition, the Company granted options to purchase 15,000 shares of the Company’s common stock to a Director that had an exercise price below the fair value of the underlying common stock. Non-cash compensation expense of $333,750 has been recognized based on the difference between the exercise price and the traded value of the common stock on the date of grant.

      A summary of the Company’s stock option activity is as follows:

		Weighted Average
	Shares	Exercise Price

Outstanding — December 31, 1998	—	$—

Granted	2,455,000	1.26

Exercised	(1,825,000)	0.01

Outstanding — December 31, 1999	630,000	4.54

Granted	830,800	6.41

Exercised	—	—

Outstanding — December 31, 2000	1,460,800	$5.52

      The following table summarizes information about stock options outstanding at December 31, 2000:

Options Outstanding

Range of	Number	Weighted Average	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price

$.01 – .25	282,300	4 years	$.02
2.50 – 7.50	938,500	6.9 years	5.19
9.65 – 18.90	240,000	7 years	13.28

	1,460,800	6.4 years	$5.52

	Options Exercisable

Range of	Number	Weighted Average
Exercise Prices	Exercisable	Exercise Price

$.01	282,000	$.02
2.50 – 7.50	180,000	4.00

	462,000	$1.57

      In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the twelve month period ended December 31, 2000: dividend yield of 0%; volatility of 2.054; risk free interest rate of 6.20% and expected option lives of 5 years. The weighted average fair value at the date of grant was $6.36 per option. Had the compensation expense for the Company’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share would have been $(15.4) million and $(0.71) for the twelve months ended December 31, 2000.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Stockholders’ Equity (continued)

      During August 1999, the Company negotiated, on an individual basis, with each of the holders of the shares issued in connection with the Company’s acquisition of the Marketers World assets, and as a result of such negotiations an aggregate of 5,161,100 shares of the Company’s common stock issued in connection with the transaction were surrendered for cancellation. This followed the Company’s decision to cease all operations associated with the MWI business in 1998. Since no value was ascribed to the initial shares issued in connection with the MWI asset acquisition, no value was ascribed to the subsequent cancellation. Also during 1999, the Company canceled 555,000 shares of its common stock, 530,000 of which were originally issued in 1998 and 25,000 issued in 1999. In August 1999, the Company canceled 300,000 shares issued in September 1998 in connection with the contemplated acquisitions of HealthTec, Inc. and National Direct Corporation, transactions that were not ultimately consummated. An additional 230,000 shares were canceled upon the Company’s determination not to pursue certain other acquisitions. In August 1999, the Company canceled 25,000 shares originally issued to Mr. Richdale and his spouse in consideration for his assistance in the Company’s acquisition of shares of Summus Technologies, Inc.’s stock.

     Common Stock Reserved for Future Issuance

      The Company has reserved shares of its authorized 50,000,000 shares of common stock for future issuance as follows:

Convertible preferred stock and related dividends	149,812

Outstanding common stock warrants	1,997,564

Outstanding stock options	1,460,800

Possible future issuance under stock option plans	5,039,200

Total	8,647,376

11.  Leases

      During 1999, the Company established it headquarters in Raleigh, North Carolina and entered into a noncancelable operating lease for office space and also entered into certain capital leases for office equipment. The Company also leases office space and certain office equipment in Dallas, Texas relating to the operations of its subsidiary, Douglas May & Co., Inc. Rent expense incurred during the years ended December 31, 1999 and 2000 was approximately $11,000 and $124,000, respectively.

      The following is a schedule of future minimum lease payments for capital and operating leases:

	Capital	Operating
	Leases	Leases

2001	$115,332	$108,452

2002	92,265	78,468

2003	15,378	81,252

2004	—	36,240

2005	—	37,200

Total minimum lease payments	222,975	$341,612

Less amounts representing interest	27,266

Present value of minimum lease payments	195,709

Less current portion	94,936

	$100,773

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Leases (continued)

      Amortization of capital leases is included in depreciation and amortization expense.

      During 1998, MWI leased its office facility and certain office equipment under noncancelable operating leases, all which were terminated in 1998. Total rent expense incurred in 1998 by MWI was approximately $40,000.

12.  Income Taxes

      No provision for income taxes has been recorded during the years presented due to the Company’s significant operating losses in each year.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31

	1999	2000

Deferred tax assets:

Start-up expenses	$1,386,000	$1,386,000

Royalty amortization	333,000	—

Loss contingency accrual	320,000	199,000

Depreciation	—	4,000

NOL carryforward	—	6,161,000

Total deferred tax assets	2,039,000	7,750,000

Deferred tax asset valuation allowance	(2,039,000)	(7,750,000)

Net deferred taxes	$—	$—

      Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of any such assets.

      At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $15,400,000 for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2020 for federal tax purposes and in 2015 for state tax purposes. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

13.  Loss Contingency

      In January 2000, William R. Dunavant (“Dunavant”), a former shareholder of Summus Technologies, Inc. who received 350,000 shares of HSNS common stock and $100,000 in cash in exchange for his shares of Summus Technologies, Inc. stock, filed a lawsuit against the Company. Former management of HSNS had entered into an agreement with Dunavant which obligated the Company to register the 350,000 shares of HSNS common stock under the Securities Act of 1933 (the “Securities Act”) within a specified time period. The Company’s failure to register such shares resulted in a lawsuit against the Company seeking damages of $13,300,000.

      In June 2000, HSNS entered into a settlement agreement with Dunavant to resolve the lawsuit. This settlement agreement was amended on October 26, 2000 and then again on December 5, 2000. Under the

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Loss Contingency (continued)

terms of the settlement agreement, as amended, the Company has issued to Dunavant 1,700,000 shares of its restricted common stock in 2000. The value of these shares, totaling $1.4 million, was based on a discount applied to the traded value of the Company’s common stock on the date of issuance. The number of common shares held by Dunavant at December 31, 2000, totaled 2,050,000. Additionally, the Company is obligated to issue 25,000 shares of restricted common stock per month and pay $25,000 in cash per month to Dunavant until a registration statement on Form S-1, covering the resale of Dunavant’s shares, is declared effective by the SEC, which will result in the HSNS shares owned by Dunavant becoming freely tradable. The loss contingency accrual as of December 31, 2000, represents management’s best estimate of the monthly obligations subsequent to December 31, 2000 that the Company will incur under the terms of the agreement with Dunavant through completion of the registration process. The estimated value of the monthly share allotment was determined by applying an appropriate discount to the traded value of the Company’s common stock as of December 31, 2000. In June 2001, the Company executed another settlement with Dunavant (see Note 14).

      On March 30, 2001, Analysts International Corporation (“AIC”) filed a civil summons and complaint in General Court of Justice, District Court Division, County of Wake, North Carolina, against High Speed Net Solutions, Inc. The complaint alleges that we breached certain contracts with AIC, dated December 9, 1999, February 11, 2000, April 25, 2000, May 9, 2000, and May 23, 2000, under which AIC provided us with computer programming services. AIC has requested that the court enter judgment in its favor for $358,426, plus pre-judgment interest from September 26, 2000 on certain invoices at the rate of 18% per annum, post-judgment interest at the rate of 8% per annum, reasonable costs of AIC and other relief the court deems equitable. The Company and AIG are negotiating to resolve the matter. The principal amount of $358,426 is included in accounts payable at December 31, 2000.

      On April 25, 2001, Cale Yarborough, a Company shareholder, filed a summons and complaint against High Speed Net Solutions, Inc., David Gordon, Bear Steams Securities Corp., MidSouth Capital, Inc., and Interwest Stock Transfer Co. in the United States District Court, District of South Carolina, Florence Division, alleging, among other things, (i) breach of an agreement Mr. Yarborough entered into with David Gordon under which Mr. Gordon was to provide an opinion letter as to Mr. Yarborough’s ability to resell shares of our common stock in accordance with Rule 144 promulgated under the Securities Act of 1933, (ii) violation of Rule 144, (iii) professional negligence and breach of fiduciary duty, and (iv) violation of federal and state securities laws. All of the causes of action in the complaint stem from the alleged failure to properly advise Mr. Yarborough as to when the shares of our common stock could properly be resold under Rule 144. On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. It is the Company’s understanding that Mr. Yarborough and Mr. Gordon are in the process of reaching a settlement of this matter.

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated Aware, Inc. and Summus, Ltd. ENELF alleged that MaxxNote, MaxxShow and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin Summus from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. The Company have filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity, and unenforceability, and intend to vigorously defend against this lawsuit.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Subsequent Events

      On February 16, 2001, HSNS, acquired all of the assets of Summus, Ltd. in a business combination (the “Combination”) accounted for as a reverse purchase in which Summus, Ltd. will be treated as the acquirer for accounting purposes. Prior to the closing of the Combination, Summus, Ltd. was the largest shareholder of HSNS. It owned 8,217,781 shares (33.2%) of the Company’s common stock, approximately 27.6% on a fully diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in the Company increased to 20,593,262 shares (55.5%) of the common stock on an as-converted basis, approximately (53.1%) on a fully-diluted basis. Under the terms of the Asset Purchase Agreement, Summus, Ltd. is to liquidate and disburse its holdings of HSNS securities to the Summus, Ltd. stockholders, resulting in Dr. Bjorn Jawerth becoming, individually, the largest shareholder of the Company. On March 13, 2001, Summus, Ltd. distributed certain of the shares of the Company’s common stock received to the shareholders of Summus, Ltd. in accordance with their pro rata interests.

      Prior to the asset acquisition, Summus, Ltd. was a technology company located in Raleigh, North Carolina that provided contract engineering, research and development in applications related to image and video compression and communication, and provided commercial technology in digital media through various methods, including generating software development kits for resale, licensing technology, and developing commercial software products. Its intellectual property included capabilities in encoding, manipulating, compressing, managing and distributing digital content. Its core technology for compression, partially derived from a field of mathematics known as wavelets, used the brand name of Dynamic Wavelet™. Under this brand, Summus. Ltd. developed and supplied low-complexity, low bandwidth wavelet technology for compression applications.

      The consideration given by HSNS to acquire the assets of Summus, Ltd. is described below:

•	HSNS issued to Summus, Ltd. shareholders a total of 20,197,797 shares of HSNS common stock and 6,000 shares of Series B Preferred Stock. As a stockholder of Summus, Ltd., HSNS was entitled to receive 3,604,445 of the total number of shares of common stock issued in the transaction. However, these shares were cancelled under the terms of the Asset Purchase Agreement, resulting in a net issuance of 16,593,352 shares of HSNS common stock. In addition, the Asset Purchase Agreement provided that the 8,217,781 shares of HSNS common stock owned by Summus, Ltd. prior to the parties’ execution of the agreement were to be canceled.

•	HSNS issued to Summus, Ltd. 6,000 shares of newly created Series B Preferred Stock, of which 2,000 shares were deposited with an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the Asset Purchase Agreement.

•	HSNS has authorized the issuance of up to 6,500 shares of Series B Preferred Stock. The rights of the Series B Preferred Stock are as follows: each share of Series B Preferred Stock will be automatically converted into 1,000 shares of common stock, subject to adjustment for stock dividends, stock splits and the like, after HSNS’ charter is amended to increase the number of authorized shares of common stock to at least 60 million shares. Until then, the Series B Preferred Stock will not be convertible. Each share of Series B Preferred Stock will be entitled to receive dividends and participate in distributions upon liquidation pro rata with the common stock on an as-converted basis, and will vote equally with the common stock on an as-converted basis. These rights apply even if there is insufficient authorized common stock to permit conversion of the Series B Preferred Stock.

There are no other preferences or privileges associated with the Series B Preferred Stock. Under the terms of the Asset Purchase Agreement, HSNS is required to seek shareholder approval to amend its charter to increase the number of authorized shares of common stock so that there will be sufficient

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Subsequent Events (continued)

shares of common stock available and reserved for issuance upon conversion of the Series B Preferred Stock.

•	HSNS issued to Summus, Ltd. warrants to purchase a total of 500 shares of its Series B Preferred Stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B Preferred Stock ($5.50 per share of our common stock on an as-converted basis).

      In addition to the items described above, the companies have also agreed to the following items pursuant to the Asset Purchase Agreement.

•	HSNS assumed approximately $3.1 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. have been cancelled upon the closing of the asset acquisition.

•	All outstanding HSNS options at February 16, 2001 have been treated as replacement options since the transaction was accounted for as a reverse acquisition with Summus as the accounting requirer. Accordingly, these options have been valued as part of the merger consideration.

•	HSNS entered into a three-year employment agreement with Dr. Jawerth. Under this employment agreement, in exchange for Dr. Jawerth’s covenant not to compete with HSNS for a period of 18 months after February 16, 2001, HSNS issued options to Dr. Jawerth to purchase 166,667 shares of common stock at $0.50 per share and 333,333 shares of common stock at $3.75 per share. Also, HSNS agreed to assist Dr. Jawerth in the private sale of $2,500,000 worth of HSNS common stock owned by him. HSNS will issue options to Dr. Jawerth to purchase three times the number of shares of common stock he sells in the private sale. The options will be exercisable during the second through the fifth year after the options are issued. Additionally, during the twelve-year term of the employment agreement, Dr. Jawerth will receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits including severance benefits.

      In June 2001, the Company entered into a settlement agreement whereby it issued 250,000 shares of its restricted common stock in full satisfaction of a $435,815 payable to related parties. As a part of the settlement agreement, the Company agreed to include these restricted common shares in its next registration statement with the SEC covering the resale of the shares. Also, as a part of the settlement agreement, the Company obtained the voting rights of these shares over the next two-year period.

      On June 29, 2001, the Company entered into a revised settlement agreement with William R. Dunavant related to the lawsuit Mr. Dunavant had filed against the Company (see Note 13). Under the terms of the revised agreement, the Company and Mr. Dunavant have agreed to the following terms in full settlement of Mr. Dunavant’s claims against the Company:

•	The Company issued an additional 475,000 shares of common stock to Mr. Dunavant and his counsel;

•	Mr. Dunavant agreed to certain resale restrictions with respect to all but 350,000 shares of common stock held by him (an aggregate of 2,450,000 shares), specifically, to limit his public resale of such shares to 30,000 shares per calendar month until February 15, 2002;

•	we agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all of the shares held by Mr. Dunavant, his spouse and his attorney, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement is not filed before July 31, 2001, unless counsel to the Company

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Subsequent Events (continued)

advises the Company that it is in the best interests of the Company and its shareholders to delay the filing of such registration statement;

•	Mr. Dunavant, his spouse and his counsel agreed, for a two-year period from the date of the agreements, to vote the shares held by them in favor of and for the election of Board nominees by the Company and to vote such shares in a manner consistent with the recommendation of the Board with respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

•	the Company, on the one hand, and Mr. Dunavant and his counsel, on the other, executed mutual general releases with respect to any and all claims against each other, except with respect to the obligations and liabilities under such agreements.

      The Company’s loss contingency accrual at December 31, 2000 has been updated to reflect the terms of this revised settlement with Mr. Dunavant.

Financial Statements

Douglas May & Co., Inc.

Years ended December 31, 1999 with Report of Independent Auditors

Report of Independent Auditor

The Board of Directors and Shareholder

Douglas May & Co., Inc.

      I have audited the accompanying balance sheet of Douglas May & Co., Inc. as of December 31, 1999 and the related statements of income and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted the audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Douglas May & Co., Inc. at December 31, 1999 and the result of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

May 31, 2000

Edwin L. Roberts
Irving, Texas

Douglas May & Co., Inc.

Balance Sheet

December 31,
1999

Assets

Current assets:

Cash	$72,496

Advances to shareholder	51,859

Accounts receivable	54,105

Total current assets	178,460

Property and equipment:

Furniture, fixtures and equipment	82,025

Less accumulated depreciation	(59,653)

22,372

Deposits	2,345

Total assets	$230,177

Liabilities and shareholder’s equity

Current liabilities:

Accounts payable	$30,093

Line of credit	73,500

Deferred tax liabilities	22,000

Total current liabilities	125,593

Shareholder’s equity:

Common stock, $.05 par value; 1,000 shares authorized, issued and outstanding at December 31, 1999	50

Additional paid-in capital	46,447

Retained earnings	31,087

Total shareholder’s equity	77,584

Total liabilities and shareholders’ equity	$203,177

See accompanying notes.

Douglas May & Co., Inc.

Statement of Income and Retained Earnings

Year ended
December 31,
1999

Revenue	$880,432

Cost of revenues	567,937

Gross profit	312,495

General and administrative expenses	304,082

Interest expense	4,903

Income before taxes	3,510

Income tax expense	1,092

Net income	2,418

Retained earnings at beginning of year	28,669

Retained earnings at end of year	$31,087

See accompanying notes.

Douglas May & Co., Inc.

Statement of Cash Flows

Year ended
December 31,
1999

Operating activities

Net income	$2,418

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	7,214

Changes in operating assets and liabilities:

Accounts receivable	32,367

Accounts payable	(2,701)

Deferred taxes	1,092

Net cash provided by operating activities	40,390

Investing activities

Purchases of property and equipment	(7,017)

Net cash used in investing activities	(7,017)

Financing activities

Increase in advances to shareholder	(599)

Net proceeds from line of credit	23,500

Net cash provided by financing activities	22,901

Net increase in cash	56,274

Cash at beginning of year	16,222

Cash at end of year	$72,496

Supplemental disclosures of cash flows information

Cash paid for interest	$4,903

See accompanying notes.

Douglas May & Co., Inc.

Notes to Financial Statements

December 31, 1999

1.  Business and Organization

      Douglas May & Co., Inc. (“May” or the “Company”) provides media creation services that include creative design assistance and commercial content development, development of audio and video images, as well as web site design and construction. May was incorporated in 1992 and is headquartered in Dallas Texas.

2.  Summary of Significant Accounting Policies

  Use of Estimates

      The preparation of financial statements in conformity with general accepted accounting principals requires management to make estimate and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Property and equipment

      Property and equipment are stated at cost. Depreciation was calculated using the straight-line basis over the estimate useful lives of the assets.

  Income Taxes

      Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

  Financial Instruments

      The carrying amount of cash, accounts receivable and accounts payable approximates fair value for these financial instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash with financial institutions and periodically performs evaluations of the credit standings of those financial institutions. The Company’s customer base consists of companies operating in the United States. The Company’s exposure to credit risk with respect to its trade accounts receivable is limited to the carrying amount of the receivables. The Company does not require collateral on these financial instruments.

     Revenue Recognition

      Revenue is recognized at the time the services are rendered based on the terms of the individual contracts.

3.  Leases

      The Company leases office space under a noncancelable operating lease. The lease is for 65 months. Total rent expense under the lease for the 1999 was $33,360.

Douglas May & Co., Inc.

Notes to Financial Statements (continued)

3.  Leases (continued)

      The following is a schedule of future minimum lease payments as of December 31:

2000	$40,032

2001	40,032

2002	43,772

2003	46,384

2004	46,572

2005	3,881

$220,673

4.  Line of Credit

      The Company maintains a line of credit with a bank that matures on January 9, 2000. Interest is payable monthly at prime plus 2%. The line of credit is collateralized by all accounts receivable and property and equipment and is guaranteed by the sole shareholder of the Company. The outstanding balance at December 31, 1999 was $73,500.

5.  Income Taxes

      The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes (FASB 109).” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      The components of the income tax provision (benefit) are as follows:

Current	$1,092

Deferred	(1,300)

Total	$(208)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

Deferred tax liabilities	$(22,000)

Cash to accrual	—

(22,000)

Total net deferred taxes	$(22,000)

7.  Subsequent Event

      On July 10, 2000, High Speed Net Solutions, Inc. (“High Speed”) acquired all of the issued and outstanding common stock of the Company through the issuance of 183,070 shares of High Speed common stock valued at $1,376,000.