Form 10-Q
period 2001-03-31
HIGH SPEED NET SOLUTIONS INC
filed 2001-07-27
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-29625

High Speed Net Solutions, Inc.
(Exact Name of Registrant as Specified in its Charter)

Florida	7389	65-0185306

(State or other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer

Incorporation or Organization)	Classification Code)	Identification Number)

__________________________

434 Fayetteville Street Mall, Suite 600
Raleigh, North Carolina 27601
(919) 807-5600
(Address, Including Zip Code, and Telephone Number, Including Area Code
of Registrant’s Principal Executive Offices)

__________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), [X] Yes       [  ] No; and (2) has been subject to such filing requirements for the past 90 days [X] Yes       [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2001

Common stock, par value $.001 per share	34,831,122

HIGH SPEED NET SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

TABLE OF CONTENTS

		Page No.

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	1

	CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000	1

	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2001 and 2000 (UNAUDITED)	3

	CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY	4

	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)	5

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

	PRO FORMA COMBINED FINANCIAL STATEMENTS (UNAUDITED)	19

	PRO FORMA COMBINED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 (UNAUDITED)	21

	PRO FORMA COMBINED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)	23

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28

PART II.	OTHER INFORMATION	29

ITEM 1.	LEGAL PROCEEDINGS	29

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	32

 i

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

High Speed Net Solutions, Inc.
Consolidated Balance Sheets

	March 31, 2001	December 31, 2000

Assets	(Unaudited )

Current assets:

Cash	$341,655	$208,495

Accounts receivable	246,240	32,744

Other current assets	63,513	39,153

Total current assets	651,408	280,392

Receivable from related party	–	134,677

Equipment, software and furniture, net	1,321,753	991,202

Goodwill, net of accumulated amortization of $1,144,741	26,351,230	–

Total assets	$28,324,391	$1,406,271

Liabilities and shareholders’ equity (deficit)

Payables to related parties	$435,815	$—

Accounts payable and accrued expenses	4,159,342	1,282,157

Loss contingency accrual	430,902	–

Accrued salaries and related costs	281,868	721,956

Preferred stock dividends payable	179,845	–

Notes payable, current portion	229,215	229,215

Capital lease obligations, current portion	430,974	339,724

Loans payable to related party	–	1,435,000

Total current liabilities	6,147,961	4,008,052

Capital lease obligations, less current portion	197,306	117,966

Notes payable, less current portion	100,000	100,000

Deferred software royalty revenue	–	1,834,065

Redeemable common stock (87,498 shares)	576,000	–

Shareholders’ equity (deficit):

Preferred stock, Series A, $.001 par value;

authorized 5,000,000 shares, 2,000 shares issued

and outstanding (liquidation preference of $1,000

per share)	2,000,000	–

Preferred stock, Series B, $.001 par value;

authorized 6,500 shares, 6,000 and 4,000 shares

issued and outstanding, respectively	6	4

Common stock, $.001 par value; authorized

50,000,000 shares, 33,435,107 shares issued and

outstanding at March 31, 2001 and 9,584,938 shares

issued and outstanding at December 31, 2000	33,435	9,585

Additional paid-in capital	47,227,518	19,729,222

Deferred compensation	(690,826)	(978,510)

Accumulated deficit	(27,039,390)	(23,414,113)

Treasury stock, at cost (38,500 shares)	(227,619)	–

Total shareholders’ equity (deficit)	21,303,124	(4,653,812)

Total liabilities and shareholders’ equity (deficit)	$28,324,391	$1,406,271

The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2001	March 31, 2000

Revenues:

Contracts and license fees	$296,160	$279,775

Media creation services	157,639	–

Total revenues	453,799	279,775

Costs of revenues:

Contracts and license fees	133,272	130,152

Media creation services	112,135	–

Total costs of revenues	245,407	130,152

Gross Profit	208,392	149,623

Selling, general and administrative expenses	1,846,121	1,341,660

Amortization expense	1,144,741	–

Non-cash compensation	714,456	–

Research and development	101,729	395,257

Operating loss	(3,598,655)	(1,587,294)

Other income (expense):

Gain on sale of stock of equity investee	–	3,127,579

Participation in loss of equity investee	–	(1,072,214)

Interest income (expense), net	(3,365)	29,953

Total other income (expense)	(3,365)	2,085,318

Net income (loss)	$(3,602,020)	$498,024

Net income (loss) applicable to common shareholders:

Net income (loss)	$(3,602,020)	$498,024

Preferred stock dividends	(23,257)	–

Net income (loss) applicable to common shareholders	$(3,625,277)	$498,024

Earnings (loss) per share (basic and diluted)	$(0.17)	$0.05

Weighted average shares of common stock outstanding	20,817,205	9,561,860

The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.

Consolidated Statement of Shareholders’ Equity

	Preferred Stock				Common Stock

	Series A		Series B

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2000	–	$–	4,000	$4	9,584,938	$9,585

Impact of reverse acquisition	2,000	2,000,000	2,000	2	23,392,035	23,392

Common stock options granted for services	–	–	–	–	–	–

Common stock sold for cash	–	–	–	–	408,134	408

Preferred stock dividends	–	–	–	–	–	–

Common stock issued in partial settlement of loss contingency	–	–	–	–	50,000	50

Amortization of deferred compensation	–	–	–	–	–	–

Reversal of deferred compensation of forfeited options	–	–	–	–	–	–

Net loss for the period	–	–	–	–	–	–

Balance March 31, 2001 (unaudited)	2,000	$2,000,000	6,000	$6	33,435,107	$33,435

[Additional columns below]

[Continued from above table, first column(s) repeated]

					Total
	Additional	Deferred	Accumulated	Treasury	Shareholders'
	Paid-In Capital	Comp	Deficit	Stock	Equity

Balance at December 31, 2000	$19,729,222	$(978,510)	$(23,414,113)	$–	$(4,653,812)

Impact of reverse acquisition	25,678,327	–	–	(227,619)	27,474,102

Common stock options granted for services	866,533	–	–	–	866,533

Common stock sold for cash	1,126,819	–	–	–	1,127,227

Preferred stock dividends	–	–	(23,257)	–	(23,257)

Common stock issued in partial settlement of loss contingency	39,033	–	–	–	39,083

Amortization of deferred compensation	–	75,268	–	–	75,268

Reversal of deferred compensation of forfeited options	(212,416)	212,416	–	–	–

Net loss for the period	–	–	(3,602,020)	–	(3,602,020)

Balance March 31, 2001 (unaudited)	$47,227,518	$(690,826)	$(27,039,390)	$(227,619)	$21,303,124

The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2001	March 31, 2000

Operating activities

Net (loss) income	$(3,602,020)	$498,024

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Gain on sale of investment in equity investee	–	(3,127,579)

Loss on investment in equity investee	–	1,072,214

Non-cash compensation	714,456	—

Depreciation	64,598	52,487

Amortization	1,144,741	–

Changes in operating assets and liabilities, net of acquisition between High Speed Net Solutions, Inc. and Summus, Ltd.:

Accounts receivable	(175,464)	58,826

Other current assets	(92,633)	(75,531)

Accounts payable and accrued expenses	290,595	34,342

Accrued salaries and related costs	114,468	78,831

Net cash used in operating activities	(1,541,259)	(1,408,386)

Investing activities

Proceeds from sale of investment in equity investee	–	3,857,500

Cash acquired in business combination	82,311	–

Net cash provided by investing activities	82,311	3,857,500

Financing activities

Proceeds from sale of common stock	1,127,227	–

Proceeds from loan with related party	540,000	–

Principal payments on capital lease obligations and notes	(25,119)	(69,553)

Cash payments on loss contingency accrual	(50,000)	–

Net cash provided by (used in) financing activities	1,592,108	(69,553)

Net increase in cash	133,160	2,379,561

Cash at beginning of period	208,495	647,704

Cash at end of period	$341,655	$3,027,265

Supplemental disclosures of cash flow information

Cash paid for interest	$3,365	$4,646

The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.
Notes to Consolidated Financial Statements

1.    Basis of Presentation

These financial statements have been prepared by High Speed Net Solutions, Inc. (“HSNS” or the “Company”) without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for fair presentation of the accompanying condensed consolidated financial statements have been made.

The condensed consolidated balance sheet of HSNS as of December 31, 2000 has been derived from the audited balance sheet of Summus, Ltd. as of that date. As disclosed in Note 2 below, HSNS acquired all of the assets of Summus, Ltd., effective February 16, 2001, in a transaction that has been accounted for as a “reverse acquisition.” Under reverse acquisition accounting, the acquired entity (in this case, Summus, Ltd.) is the acquirer for accounting purposes. Accordingly, the accompanying comparative financial statements as of December 31, 2000, and for the three months ended March 31, 2000, reflect the financial position, results of operations and cash flows of Summus, Ltd. rather than the previously reported financial information of HSNS.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in Summus, Ltd.’s audited financial statements for the year ended December 31, 2000, which were filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000. The Form 10-K is available through the Internet in the SEC’s EDGAR database at www.sec.gov or from the Company upon request.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the three months ended March 31, 2001, the Company had an accumulated deficit of $27,039,390, negative cash flows from operations and a deficiency in working capital. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. As a result of these matters, the Company’s auditors have issued their opinion on the December 31, 2000 financial statements including a going concern explanatory paragraph. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

1.     Basis of Presentation (continued)

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

Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.     Business Combination

On February 16, 2001, pursuant to the terms of an asset purchase agreement, as amended (the “Asset Purchase Agreement”), HSNS acquired all of the assets of Summus, Ltd. in a business combination (the “Combination”) accounted for as a reverse acquisition in which Summus, Ltd. is treated as the acquirer for accounting purposes. Prior to the closing of the Combination, Summus, Ltd. was the largest shareholder of HSNS. It owned 8,217,781 shares (33.2%) of the Company’s common stock, approximately 27.6% on a fully diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in the Company increased to 20,593,352 shares (55.5%) of the Company’s common stock on an as-converted basis, approximately (53.1%) on a fully-diluted basis. The Asset Purchase Agreement contemplates that Summus, Ltd. will liquidate following the completion of its distribution of the HSNS securities received in the transaction to the shareholders of Summus, Ltd. On March 13, 2001, Summus, Ltd. distributed certain of the shares of the Company’s common stock received in the transaction to the shareholders of Summus, Ltd. in accordance with their pro rata interests; the balance of such shares was distributed in mid-July 2001.

The consideration paid by HSNS to acquire the assets of Summus, Ltd. is described below:

•	HSNS issued to the Summus, Ltd. for distribution to the shareholders of Summus, Ltd. a total of 20,218,733 shares of HSNS common stock and 6,000 shares of Series B preferred stock. As a shareholder of Summus, Ltd., HSNS was entitled to receive 3,604,445 of the total number of shares of common stock issued in the transaction. However, under the terms of the Asset Purchase Agreement these shares were canceled, resulting in a net issuance of 16,614,288 shares of HSNS common stock. In addition, the Asset Purchase Agreement provided for the cancellation of 8,217,781 shares of HSNS common stock owned by Summus, Ltd. prior to the parties’ execution of the agreement.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.     Business Combination (continued)

•	HSNS issued to Summus, Ltd. 6,000 shares of newly created Series B preferred stock, of which 2,000 shares were deposited with an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the Asset Purchase Agreement.

•	HSNS issued to Summus, Ltd. warrants to purchase a total of 500 shares of its Series B preferred stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B preferred stock ($5.50 per share of the Company’s common stock on an as-converted basis).

The Company previously reported that the total number of shares of HSNS common stock issued in the transaction was 20,197,797. Upon distributing the balance of the shares of HSNS common stock to the shareholders of Summus, Ltd., the Company established that the aggregate number of shares of HSNS common stock distributed was 20,218,733, with the difference (20,936 shares) being attributable to a Summus, Ltd. stock option exercised immediately prior to the closing of the transaction. The Company used the total number of shares of HSNS common stock actually issued and distributed in the transaction in determining the purchase price and the resulting goodwill in connection with the transaction.

The Asset Purchase Agreement also provided for HSNS’s assumption of approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. were canceled upon the closing of the asset acquisition.

All outstanding HSNS options at February 16, 2001 have been treated as replacement options since the transaction was accounted for as a reverse acquisition with Summus, Ltd. as the accounting acquirer. Accordingly, these options have been valued as part of the consideration in the transaction.

In connection with the asset acquisition, HSNS entered into a three-year employment agreement with Dr. Bjorn Jawerth. Under this employment agreement, in exchange for Dr. Jawerth’s covenant not to compete with HSNS for a period of 18 months from and after the termination of his employment with HSNS, HSNS issued options to Dr. Jawerth to purchase 166,667 shares of common stock at $0.50 per share and 333,333 shares of common stock at $3.75 per share. Also, HSNS agreed to assist Dr. Jawerth in the private sale of $2,500,000 worth of HSNS common stock owned by him. HSNS will issue options to Dr. Jawerth to purchase three times the number of shares of common stock he sells in the private sale. The options will be exercisable during the second through the fifth year after the options are issued. Additionally, during the term of the employment agreement, Dr. Jawerth will receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits including severance benefits.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.     Business Combination (continued)

Purchase accounting was applied to the assets and liabilities of HSNS based upon their fair market values at the Combination date. The fair market value of HSNS was determined by applying a discount to the traded value of the Company’s shares of unrestricted common stock based upon the discount associated with private sales of such shares (such shares being “restricted securities” as defined in Rule 144 under the Securities Act) for cash to third parties within close proximity to the Combination date. Additionally, since the Company, on a post-Combination basis, assumed the outstanding stock options of HSNS, the fair value of these options was included in determining the valuation of HSNS.

The accompanying consolidated financial statements include the results of operations of Summus, Ltd. for all periods and the results of operations of HSNS from the date of the Combination. The resulting goodwill from the Combination of $27,495,971 will be amortized on a straight-line basis over a three-year period.

3.     Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equipment and Furniture

Equipment and furniture is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to seven years) beginning when the assets are placed in service.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.     Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, the Company continues to follow Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees” and related interpretations for its stock-based awards.

In accordance with APB 25, the Company has valued employee stock awards and stock issued to employees for services performed based on the traded value of the Company’s common stock, or its estimated fair value prior to it becoming traded, at the measurement date of the stock options and awards.

Non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances totaled $714,456 in the three months ended March 31, 2001.

The Company accounts for stock-based amounts issued to non-employees of the Company, primarily consultants, at fair value in accordance with the provisions of SFAS No. 123.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Revenue Recognition

Media Creation Services

Revenue from media creation services, which includes creative design assistance and commercial development, is recognized at the time the services are rendered and billed based upon the terms of individual contracts.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.     Significant Accounting Policies (continued)

Contracts and License Fees

The Company recognizes revenue on time and materials consulting projects at the time services are rendered based upon the terms of individual contracts.

The Company follows the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.”

Revenues from software license fees and hardware sales are generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

Deferred revenue is recorded for amounts received for which the Company has not yet completed its contractual obligations. Deferred revenue related to funded software development arrangements is used to offset capitalized software costs related to the development arrangement.

Loss Per Share

Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” The Company has potential common stock equivalents related to its outstanding stock options, warrants and preferred stock. These potential common stock equivalents were not included in loss per share for all periods presented because the effect would have been antidilutive.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.     Significant Accounting Policies (continued)

Valuation of Long-Lived Assets

The Company periodically reviews its long-lived assets, including goodwill, to determine if events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments will be made if the sum of the expected future undiscounted cash flows is less than the carrying value of the asset.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Company has adopted this statement in the first quarter of 2001. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on the operations or financial position of the Company.

4.     Deferred Software Royalty Revenue

In February 1999, Summus, Ltd. entered into a Marketing License Agreement (“MLA”) with HSNS. In consideration for its grant to HSNS of the right to resell certain stand-alone software products specified in the MLA over the three-year term of the agreement, Summus, Ltd. received prepaid software royalty payments in the aggregate amount of $3,000,000, consisting of cash payments of $2,250,000 and 1,500,000 shares of HSNS common stock valued at $750,000. The value assigned to the 1,500,000 common shares was based on a discounted value of HSNS’s common stock taking into consideration the restricted nature of these shares. This amount was classified as deferred revenue in Summus, Ltd.’s balance sheet.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

4.     Deferred Software Royalty Revenue (continued)

In mid-February 2000, Summus, Ltd. and HSNS entered into several agreements (i.e., a master agreement, software license agreement, software maintenance agreement, revenue sharing agreement and software escrow agreement) that superseded the MLA in its entirety. Under these agreements, Summus, Ltd. granted to HSNS a non-exclusive license to use a suite of software products referred to as “MaxxSystem.” HSNS was not obligated to make any additional payments, in cash or other consideration, to Summus, Ltd. for the software products to be provided under the software license agreement. Further, HSNS received approximately $2.2 million in credits toward future license, revenue-based and other fees due Summus, Ltd. under the software license agreement and/or the software maintenance agreement.

The MLA and the agreements entered into in mid-February 2000 represented funded software development arrangements between the companies and, as such, the payments received by Summus, Ltd. under the MLA, in the aggregate amount of $3 million, were credited against the capitalized software development costs of the software covered by the MLA and the software license agreement. Summus, Ltd. applied $507,604 and $658,332 of its deferred revenue balance against such costs during 1999 and 2000, respectively.

On February 16, 2001, HSNS acquired all of the assets of Summus, Ltd. under the terms of the Asset Purchase Agreement. See Note 2. As of the closing date of the asset acquisition, Summus, Ltd. had not delivered to HSNS all of the MaxxSystem suite of software products specified in the software license agreement and, therefore, was not able to recognize any revenue associated with such agreement. Upon the closing of the asset acquisition, the agreements between Summus, Ltd. and HSNS entered into in mid-February 2000 were made null and void. As a result, the deferred revenue associated with the mid-February 2000 agreements has been recorded as a reduction to the goodwill resulting from the Asset Purchase Agreement.

5.     Common Stock

Subsequent to HSNS’s acquisition of the assets of Summus, Ltd. (see Note 2), HSNS issued 408,134 shares of its unregistered common stock and warrants to purchase an additional 816,268 shares of common stock for gross proceeds of $1,127,227. The warrants have exercise prices ranging from $3.50 to $4.00 per share, a term of five years and cannot be exercised within five months of the date of issuance.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.    Preferred Stock

      Series A Preferred Stock

The Company has 2,000 shares of Series A preferred stock outstanding at March 31, 2001. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the “Liquidation Preference”). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000. As of March 31, 2001 cumulative dividends accrued were $179,845.

The holders of the outstanding shares of Series A preferred stock are not entitled to vote on matters submitted to the Company’s shareholders for voting. However, approval of holders of a majority of the outstanding shares of Series A preferred stock is required prior to the issuance of a new series of preferred stock that ranks senior to the Series A preferred stock.

Each share of the Series A preferred stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by the initial conversion price of $14.24. The conversion price is subject to adjustment in accordance with the Company’s articles of incorporation.

      Series B Preferred Stock

During February 2001, HSNS amended it bylaws to provide for the authorization of 6,500 shares of Series B preferred stock. HSNS issued 6,000 shares of Series B preferred stock (2,000 of which are being held in escrow) in connection with the Summus, Ltd. asset acquisition. See Note 2. Each share of Series B preferred stock:

•	will be automatically converted into 1,000 shares of common stock, subject to adjustment for stock dividends, stock splits and the like, after HSNS’s charter is amended to increase the number of authorized shares of common stock to at least 60 million shares. Until then, the Series B preferred stock will not be convertible. Under the terms of the Asset Purchase Agreement, HSNS is required to seek shareholder approval to amend its charter to increase the number of authorized shares of common stock so that there will be sufficient shares of common stock available and reserved for issuance upon conversion of the Series B preferred stock.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.     Preferred Stock (continued)

•	is entitled to receive dividends and participate in distributions upon liquidation, pro rata, with the common stock on an as-converted basis.

•	will vote equally with the common stock on an as-converted basis.

The above rights apply even if there are insufficient authorized shares of common stock to permit conversion of the shares of Series B preferred stock. There are no other preferences or privileges associated with the Series B preferred stock.

7.     Business Segments

The Company operates in two business segments: (1) research and development and software license and related services, and (2) media creation services. The research and development and software license and related services segment provides research and development contract work for governmental agencies in the areas of complex imaging and object recognition as well as the development of software products that are compatible with and complementary to the Company’s software and technology. The media creation segment provides designs assistance and commercial content development, including audio, video, images and animation as well as web site design and construction.

In evaluating financial performance, management focuses on operating results, exclusive of depreciation and amortization. All reported segment revenues are generated from external customers and there are no intersegment revenues.

Summarized financial information concerning each reportable segment is shown in the following table. All revenues and assets of each segment are located in the United States.

	Three Months Ended March 31, 2001

	Research and Development	Media
	and Software	Creation

Revenues	$296,160	$157,639

Net loss	$(3,594,277)	$(7,743)

Assets	$28,158,933	$165,458

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

8.     Subsequent Events

In June 2001, the Company entered into an agreement of settlement and compromise whereby it issued 250,000 shares of its restricted common stock in full satisfaction of a $435,815 payable to related parties. Under the terms of the agreement, the Company agreed to register the resale of the shares issued upon the Company’s filing of a registration statement under the Securities Act of 1933.

On June 29, 2001, the Company entered into a settlement agreement and voting agreement with William R. Dunavant and his counsel. Under the terms of such agreements:

•	the Company issued an aggregate of 475,000 shares of common stock to Mr. Dunavant and his counsel;

•	Mr. Dunavant agreed to certain resale restrictions with respect to all but 350,000 shares of common stock held by him (an aggregate of 2,450,000 shares), specifically, to limit his public resale of such shares to 30,000 shares per calendar month until February 15, 2002;

•	the Company agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all of the shares held by Mr. Dunavant, his spouse and his counsel, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement is not filed before July 31, 2001, unless counsel to the Company advises the Company that it is in the best interests of the Company and its shareholders to delay the filing of such registration statement;

•	Mr. Dunavant, his spouse and his counsel agreed, for a two-year period from the date of the agreements, to vote the shares held by them in favor of and for the election of Board nominees by the Company and to vote such shares in a manner consistent with the recommendation of the Board with respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

•	the Company, on the one hand, and Mr. Dunavant and his counsel, on the other, executed mutual general releases with respect to any and all claims against each other, except with respect to the obligations and liabilities under such agreements.

The Company’s loss contingency accrual at March 31, 2001 includes the terms of this settlement with Mr. Dunavant.

High Speed Net Solutions, Inc.
(Formerly Summus, Ltd.)
Unaudited Pro Forma Combined Financial Statements

On February 16, 2001, HSNS acquired substantially all the assets of Summus, Ltd., including its intellectual property in encoding, manipulating, compressing, managing and distributing digital multimedia content. In accordance with accounting principles generally accepted in the United States, the acquisition of the assets of Summus, Ltd. has been accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer; HSNS, the acquired corporation.

The results of operations of HSNS (the legal acquirer) have been included in the financial statements of the combined HSNS and Summus, Ltd. financial statements from February 16, 2001 (the closing date of the acquisition). As HSNS is the legal acquirer, these financial statements are considered those of HSNS.

The following unaudited pro forma financial data are based on the historical financial statements of HSNS and Summus, Ltd. and the adjustments described in the accompanying notes. The unaudited pro forma financial data do not purport to represent what the combined entity’s financial position or results of operations would actually have been had the combination occurred on the dates indicated and are not necessarily representative of the combined entity’s financial position or results of operations at any future date or for any future period. The unaudited pro forma financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this Form 10-Q.

The unaudited pro forma financial data includes combining consolidated statements of operations for the year ended December 31, 2000, and the three months ended March 31, 2001, as if the business combination occurred on January 1, 2000.

Acquisition of Douglas May & Co., Inc.

On July 10, 2000, HSNS acquired all of the issued and outstanding common stock of Douglas May & Co., Inc. by issuing 183,070 shares of its common stock to Douglas May, the sole shareholder of Douglas May & Co., Inc., in a business combination accounted for as a purchase. These shares were valued at $1,376,000.

Under the terms of the share acquisition agreement, the 183,070 shares of HSNS common stock issued in the transaction were issued three allotments. The first allotment corresponded to $500,000 of value. At closing, HSNS issued 50,000 shares of common stock, such shares being subject to adjustment if the Over the Counter Bulletin Board trading price of the common stock on the first anniversary of the closing date of the transaction was less than $10.00 per share. Under such circumstances, the Company was and is obligated to issue additional shares of common stock that, when added to the 50,000 shares, and multiplied by the per share trading price on the first anniversary of the closing date, shall equal $500,000 in value.

The issuance of the 50,000 shares was recorded at the “guaranteed” amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares will not change the recorded cost of the acquisition of Douglas May & Co., Inc.

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

The third allotment of shares of common stock (45,572 shares) issued at closing corresponded to $300,000 of value. The Company committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before the expiration of 90 days from the closing date, Mr. May had the right to cause the Company to repurchase these shares from him by releasing funds, in the amount of $300,000, which the share acquisition agreement provided be placed into an escrow account, the funds being from certain accounts receivable of Douglas May & Co., Inc. that were collected subsequent to the acquisition date. In January 2001, based on the election of Mr. May, the Company repurchased and retired these shares for $300,000 using the funds from the escrow account. These shares will be treated as outstanding, prior to the repurchase by the Company, for loss per share purposes in accordance with the guidance set forth in SFAS No. 128. All shares issued that are subject to repurchase by the Company have been presented on the Company’s balance sheet as redeemable stock outside of stockholder’s equity.

The Company provides media creation services through Douglas May & Co., Inc., which include creative design assistance and commercial content development, development of audio and video images and animation, as well as web site design and construction.

High Speed Net Solutions, Inc.

Pro Forma Combined Statement of Operations

		Year ended December 31, 2000

	High Speed Net	May & Co.		Pro Forma		Pro Forma
	Solutions, Inc.	1/1/00-7/12/00	Summus, Ltd.	Adjustments		Balance

Revenues	$599,054	$1,074,206	$1,068,658	$–		$2,741,918

Costs of revenues	476,280	540,379	398,326	–		1,414,985

Gross Profit	122,774	533,827	670,332	–		1,326,933

Selling, general and

administrative expenses	6,864,159	287,516	6,221,362	–		13,373,037

Non-cash compensation	333,750	–	2,127,962			2,461,712

Research and development	–	–	1,119,333	–		1,119,333

Operating income (loss)	(7,075,135)	246,311	(8,798,325)	–		(15,627,149)

Gain on sale of stock of

equity investee	–	–	3,680,065	(3,680,065	)(a)	–

Loss on investment in equity investee	–	–	(6,356,932)	6,356,932	(b)	–

Impairment charges	(3,953,182)	–	–	2,166,667	(c)	(1,786,515)

Loss contingency charges	(1,281,946)	–	–	–		(1,281,946)

Amortization expense	(116,200)	–	–	(9,274,126	)(d)	(9,390,326)

Interest income (expense)	(15,192)	–	23,911	–		8,719

Net Income (Loss)	$(12,441,655)	$246,311	$(11,451,281)		$(4,430,592)	$(28,077,217)

Net loss applicable to common shareholders:

Net loss	$(12,441,655)	$246,311	$(11,451,281)		$(4,430,592)	$(28,077,217)

Beneficial conversion feature	(294,900)	–	–	–		(294,900)

Preferred stock dividends	(133,333)	–	–	–		(133,333)

Net loss applicable to common

shareholders	$(12,869,888)	$246,311	$(11,451,281)		($4,430,592)	$(28,505,450)

Loss per share	$(0.60)	–	$(1.20)	–		$(1.11)

Weighted average shares

outstanding	21,619,618	–	9,546,768	–		25,751,914

(a)	Reflects the elimination of the gain Summus, Ltd. recorded on the sale of shares of common stock of HSNS, its equity investee, during 2000.

(b)	Reflects the elimination of Summus, Ltd.’s proportionate share of the loss of HSNS, its equity investee, for the year ended December 31, 2000.

(c)	Reflects the partial elimination of the impairment charge recorded by HSNS in connection with the discontinuance of its “Rich Media Direct” business. The partial elimination is associated with the costs associated with MaxxSystem.

(d)	Reflects amortization of goodwill as if the HSNS —Summus, Ltd. combination and the acquisition of Douglas May & Co., Inc. occurred on January 1, 2000.

High Speed Net Solutions, Inc.

Unaudited Pro Forma Combined Statement of Operations

	Three Months Ended March 31, 2001

	High Speed Net
	Solutions, Inc.	Summus, Ltd	Pro Forma		Pro Forma
	1/1/01-2/16/01	1/1/01-3/31/01	Adjustments		Balance

Revenues	$30,663	$453,799	$–		$484,462

Costs of revenues	21,077	245,407	–		266,484

Gross profit	9,586	208,392	–		217,978

Selling, general and

administrative expenses	798,128	1,846,121	–		2,644,249

Non-cash compensation	1,493,987	714,456			2,208,443

Research and development	–	101,729	–		101,729

Operating loss	(2,282,529)	(2,453,914)	–		(4,736,443)

Amortization expense	–	(1,144,741)	(1,144,741	)(a)	(2,289,482)

Interest income (expense)	936	(3,365)			(2,429)

Net Loss	$(2,281,593)	$(3,602,020)	(1,144,741)		$(7,028,354)

Net loss applicable to

common shareholders:	–	–	–		–

Net loss	$(2,281,593)	$(3,602,020)	$(1,144,741)		$(7,028,354)

Preferred stock dividends	(23,257)	(23,257)	–		(46,514)

Net loss applicable to

common shareholders	$(2,304,850)	$(3,625,277)	$(1,144,741)		$(7,074,868)

Loss per share	$(0.09)	$(0.17)	–		$(0.21)

Weighted average common shares outstanding	24,695,119	20,817,205	–		33,022,112

(a)	Reflects amortization of goodwill as if the HSNS – Summus, Ltd. combination occurred on January 1, 2000. Goodwill is being amortized on a straight-line basis over a three-year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	a lack of sufficient financial resources to implement the Company’s business plan, which has resulted in the Company’s receiving a “going concern” opinion from its independent auditors with respect to its audited financial statements as of and for the year ended December 31, 2000;

•	our ability to generate sufficient working capital to meet our operating requirements;

•	our ability to develop and enter into strategic relationships with wireless service providers, semiconductor and device designers, wireless device manufacturers and content providers;

•	timely deployment by wireless service providers, semiconductor and device designers, wireless device manufacturers of our software in their networks and mobile information devices;

•	the continued growth in demand for wireless and mobile usage;

•	new product development and acceleration of commercial deployment of such products;

•	technological competition, which creates the risk of the Company’s technology being rendered obsolete or noncompetitive;

•	the lack of patent protection with respect to the Company’s technology; and

•	potential infringement of the patent claims of third parties.

      Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview

      On February 16, 2001, pursuant to the terms of an asset purchase agreement, as amended (the “Asset Purchase Agreement”), High Speed Net Solutions, Inc. (“HSNS” or the “Company”) acquired all of the assets of Summus, Ltd. and assumed approximately $2.8 million of Summus, Ltd.’s liabilities. As a result of this transaction, the shareholders of Summus, Ltd. acquired ownership of approximately 55.5% of the outstanding shares of common stock of HSNS. In connection with the Summus, Ltd. asset acquisition, HSNS issued to Summus, Ltd. (for distribution to the Summus, Ltd. shareholders):

•	16,614,288 shares of HSNS common stock (net of the 3,604,445 shares of common stock to which HSNS was entitled to receive as a shareholder of Summus, Ltd., such shares being cancelled along with the 8,217,781 shares of HSNS common stock held by Summus, Ltd. prior to the parties’ execution of the Asset Purchase Agreement);

•	6,000 shares of HSNS Series B preferred stock, of which 2,000 shares were deposited with an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the agreement; and

•	warrants to purchase 500 shares of HSNS’s Series B preferred stock.

      Although HSNS was the legal acquirer, Summus, Ltd. was the acquirer for accounting purposes because the shareholders of Summus, Ltd. obtained a controlling voting interest in HSNS as a result of transaction, which, in accordance with generally accepted accounting principles, was accounted for as a “reverse acquisition.” The acquisition was accounted for using the purchase method of accounting whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values. Goodwill of approximately $27.5 million was recorded representing the excess of the purchase price over the fair value of the assets acquired and liabilities assumed and is being amortized over three years.

      The accompanying consolidated financial statements include the results of operations of HSNS from the date of acquisition (i.e., February 16, 2001). Because HSNS is the legal acquirer, the accompanying consolidated financial statements include amounts related to the legally issued shares of common stock, preferred stock and treasury stock of HSNS.

      Following the Company’s acquisition of substantially all the assets of Summus, Ltd., the Company is engaged in research and development contract work for government agencies in the areas of complex imaging and object recognition. Such contract work represented 60% and 76% of Summus, Ltd.’s revenues in the years ended December 31, 2000 and 1999, respectively. Over the past ten years, Summus, Ltd.’s work in this area has led to the development of:

•	mine detection technologies (both land and sea);

•	wireless sensor technologies such as automatic target recognition, de-noising and image compression and decompression;

•	side scan sonar 3D imaging;

•	missile imaging software (smart bomb technology); and

•	3D (simulation and mapping).

      Our government contract work will continue to focus on solving specific technical and scientific problems in the government sector. The government contract work has led to the development of software development kits that allow developers to create new software products that are compatible with and complementary to our software and technology, and revenue generation through licensing and sales of that technology. Currently, the Company is undertaking two major research projects:

(1)	automatic identification and reconstruction of distinctive geological and topographic information of the seafloor bottom from side scan sonar images; and

(2)	development of a computer model for the generation of synthetic side scan sonar images.

      In conjunction with the Company's government contract work, the Company is currently exploring applications of its technology in the medical sector. The Company's current focus is on computerized cancer diagnosis products for the anatomical pathological (AP) market. Specifically, the Company is in the process of seeking to develop a computerized post-screening software solution for cancer diagnosis from prostate biopsy. A prototype version of the screening software has been completed. No prediction can be presently made as to the date by which this technology will be ready for commercial deployment.

      Through our wholly-owned subsidiary, Douglas May & Co., Inc., a marketing and advertising company, we also provide design assistance and commercial content development, including audio, video, images and animation, as well as web site design and construction. We are in the process of seeking to divest ourselves of this business together with our “MaxxSystem"-based rich media direct service offering. Our intention is to license and provide source code to a portion of the MaxxSystem product suite as part of this divestiture. The Company expects to generate an on-going revenue stream from such arrangement.

      The core of the Company’s business plan is to focus on the emerging wireless and mobile Internet market. We are in the process of developing multimedia technology to address the bandwidth, error constraints, contention with voice and data traffic, and power challenges associated with multimedia content transmission over existing and future wireless networks. Our technology is based on certain key mathematical theories and tools, using advances and results from the fields of wavelets, non-linear partial differential equations and dynamical systems, and graph theory and topology. We use these tools to create highly efficient algorithms for different types of information processing with low computational complexity and low memory usage.

      Our strategy is to continue to work toward commercial release of our BlueFuel™ product line currently under development and to enter into business relationships and alliances with device manufacturers, content providers and cellular carriers to extend the reach of multimedia applications to wireless and mobile devices. It is our intent to license our technology and provide a framework to those with whom we enter into such relationships and alliances that will increase usage, sell devices and increase their customer base. A specific area of focus will be to identify targeted applications to drive “market pull” for our products. This will entail working with select content providers to develop applications that represent a high likelihood of early adoption by end users. These applications will be offered to wireless carriers and mobile virtual network operators on a revenue-sharing basis. We believe that this represents a significant opportunity for the Company to develop an on-going service revenue model.

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

      We are currently focusing our product development resources on porting BlueFuel™ to the Qualcomm BREW wireless platform. This initial porting effort with provide the foundation for future ports. This effort is expected to consume a significant amount of the Company’s technical and business development resources through the remainder of 2001. In parallel with this effort, we are dedicating additional resources to define, develop and execute a beta/field trial for BlueFuel™ Video (our video compression software for multimedia applications) to support our internal development efforts and begin to develop market awareness for BlueFuel™. This beta/field trial is planned for the fall of 2001.

      We anticipate that the first version of the BlueFuel™ Efficency Engine™ (a multimedia operating system designed to efficiently route, store and monitor multimedia traffic in a network) will be available during the fourth quarter of 2001. We are targeting commercial release of the BlueFuel™ Video solution, including BlueFuel™ Player (player software), BlueFuel™ Create (a content creation tool) and BlueFuel™ Server (the server-side engine) in the first quarter of 2002.

      During the second half of 2001, we also intend to identify a second major platform for BlueFuel™ Video and begin porting efforts. This will require focused engineering resources to execute. We are targeting commercial release of products on this platform in the second quarter of 2002.

      We anticipate that the various components of the BlueFuel™ product line will be licensed separately or in combination with one another, with pricing dependent on the number of components licensed. Our present revenue model contemplates that wireless carriers or service providers licensing the BlueFuel™ product line would be assessed a base fee plus a royalty for each subscriber that signs up to use the service (e.g., by downloading BlueFuel™ Player or accessing BlueFuel™ Server). A further charge would be assessed if the service provider requires additional servers. In some cases, we may effectively subsidize the rollout of the BlueFuel™ product line through a revenue sharing arrangement entered into with a handset manufacturer, content creator and service provider.

Results of Operations

Three Months ended March 31, 2001 compared to Three Months ended March 31, 2000

      Revenues. Total revenues increased $174,024 to $453,799 in the three months ended March 31, 2001, up 62.2% from $279,775 in the three months ended March 31, 2000. Included in total revenues for the three months ended March 31, 2001, was $157,639 related to the media creation services of Douglas May & Co., a wholly-owned subsidiary of HSNS. Revenues from contracts and license fees for the three months ended March 31, 2001 were $296,160 compared to $279,775 for the corresponding period of the prior year. The increase in these revenues was primarily due to the increase in providing contract services.

      Costs of Revenues. Total costs of revenues increased $115,255 to $245,407 in the three months ended March 31, 2001, up 88.5% from $130,152 in the corresponding period of the prior year. Included in the total costs of revenues was $112,135 related to the costs of media creation associated with the operations of Douglas May & Co., Inc. Costs of contracts and license fees of $133,272 in the three months ended March 31, 2001, reflected an increase of $3,120 (2.4%) from $130,152 in the corresponding period of the prior year. Costs of contracts and license fees for the three months ended March 31, 2001 and 2000 was comprised primarily of salaries and related costs of providing such services.

      Total gross profit increased $58,769, or 39.3%, to $208,392 for the three months ended March 31, 2001, compared with $149,623 for the three months ended March 31, 2000. The increase in gross profit is primarily attributable to the inclusion of the results of operations of HSNS (including Douglas May & Co., Inc.) from and after February 16, 2001. Gross profit as a percentage of revenues from contracts and license fees for the three months ended March 31, 2001 increased to 55.0%, up from 53.5% for the corresponding period of the prior year. The increase was attributable to more license fee income in the first three months compared to the corresponding period of the prior year. License fee income generates a high gross profit percentage compared to contract revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three months ended March 31, 2001, were $1,846,121, compared to $1,341,660 for three months ended March 31, 2000. The increase in selling, general and administrative expenses resulted primarily from the reverse acquisition transaction, which was consummated on February 16, 2001.

      Amortization Expense. Amortization expense for the three months ended March 31, 2001, was $1,144,741. During the three months ended March 31, 2000, there was no amortization expense. The amortization expense recorded in the three months ended March 31, 2001 related to the amortization of the goodwill resulting from the business combination between HSNS and Summus, Ltd., which was consummated on February 16, 2001.

      Non-Cash Compensation. Non-cash compensation for the three months ended March 31, 2001 was $714,456. During the three months ended March 31, 2001, stock options were granted to employees at prices below the fair value of the underlying common stock resulting in non-cash compensation of $639,188. The remaining amount of non-cash compensation, $75,268, reflects the amortization for the three months ended March 31, 2001, of deferred compensation resulting from stock options granted during the year ended December 31, 2000, at prices below the fair value of the underlying common stock. During the three months ended March 31, 2000, there was no non-cash compensation.

      Research and Development. Research and development costs for the three months ended March 31, 2001, were $101,729 compared to $395,257 for the three months ended March 31, 2000. The decrease in these costs resulted from a reduction of the research and development staff occurring in the first quarter of 2001.

      Gain on Sale of Stock of Equity Affiliate. Gain on the sale of stock of equity affiliate for the three months ended March 31, 2000 was $3,127,579. In 1999, Summus, Ltd. acquired shares of HSNS common stock which it later sold to third parties. During the three months ended March 31, 2000, Summus, Ltd. sold 815,000 shares of HSNS common stock for gross proceeds of $3,857,500, resulting in a gain on sale of $3,127,579. Summus, Ltd. did not sell any shares of HSNS common stock during the three months ended March 31, 2001.

      Participation in loss of Equity Affiliate. Participation in loss of equity affiliate for the three months ended March 31, 2000, was $1,072,214. In 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of Summus, Ltd.’s initial investment. During 2000, Summus, Ltd.’s investment in HSNS was reduce to zero as a result of Summus, Ltd.’s sales of shares of HSNS common stock and through Summus, Ltd.’s share of the losses of HSNS. Accordingly, Summus, Ltd. did not record any amounts relating to participation in loss of equity affiliate during the three months ended March 31, 2001.

      Net Interest Income (Expense). Net interest expense for the three months ended March 31, 2001, was $3,365, compared to net interest income of $29,953 for the corresponding period of the prior year. Net interest expense for the three months ended March 31, 2001 related to interest costs associated with capital lease obligations and note payable agreements. The net interest income in the three months ended March 31, 2000, resulted from earnings on cash balances generated from the sale of shares of HSNS common stock, net of interest costs on capital lease obligations and note payable agreements.

Liquidity and Capital Resources

      As of March 31, 2001, the Company had $341,655 of cash on hand and negative working capital of approximately $5.5 million. As of such date, the Company had approximately $4.8 million of accounts payable, accrued expenses, notes payable and capital lease obligations and was in default of payment terms with several of its vendors. The vendors for which more significant amounts are owed have been contacted. The Company was in discussions with such vendors for purposes of seeking to negotiate down the amounts due, extend the payment terms and/or satisfy amounts due through a combination of cash and stock.

      Summus, Ltd.’s principal sources of liquidity for operating activities and capital expenditures over the past three years and through February 16, 2001, consisted of capital contributions by and borrowings from certain principal shareholders and their affiliates, the sales of shares of common stock of Summus, Ltd.’s equity investee, HSNS, the licensing of software products to HSNS under the terms of the February 1999 Marketing License Agreement and loans from HSNS under the terms of the Asset Purchase Agreement prior to the closing of the reverse acquisition transaction on February 16, 2001.

      The Company’s continuation as a going concern depends on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.

      Cash Flow used in Operating Activities. Net cash used in operating activities was $1,541,259 in the three months ended March 31, 2001, compared to $1,408,386 in the corresponding period of the prior year. The increase in net cash used in operating activities was due primarily to resulted primarily from the reverse acquisition which was consummated on February 16, 2001.

      Cash Flow from Investing Activities. Net cash provided by investing activities was $82,311 in the three months ended March 31, 2001, compared to net cash provided by investing activities of $3,857,500 in the corresponding period of the prior year, representing the proceeds from Summus, Ltd.’s sale of 815,000 shares of common stock in HSNS, its equity investee.

      Cash Flow from Financing Activities. Net cash provided by financing activities was $1,592,108 in the three months ended March 31, 2001 compared to net cash used in financing activities of $69,553 in the corresponding period of the prior year. Net cash provided by financing activities in the three months ended March 31, 2001 related to:

•	the sale of 408,134 share of the Company’s common stock, along with warrants to purchase an additional 816,268 shares of common stock, at exercises prices ranging from $3.50 to $4.00 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregate proceeds of $1,127,227;

•	$540,000, representing the proceeds of a loan from HSNS extended under the terms of the Asset Purchase Agreement. Upon the closing the asset acquisition on February 16, 2001, the indebtedness was cancelled in its entirety;

•	$25,119 in principal payments on capital lease obligations; and

•	$50,000 in cash payments in partial settlement of the Dunavant loss contingency.

      Net cash flow used in financing activities of $69,553 in the three months ended March 31, 2000, represented cash payments on capital lease and note agreements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

      We do not use any derivative financial instruments for hedging, speculative or trading purposes. Our exposure to market risk is currently immaterial.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

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

      On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. A check of the court docket has revealed that nothing was filed during this 60-day period. We believe that Mr. Yarborough and Mr. Gordon are in the process of reaching a settlement of this matter.

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

Item 2.     Changes in Securities and Use of Proceeds

      During the three months ended March 31, 2001, the Company issued an aggregate of 20,965,984 shares of its common stock to approximately 44 persons and entities, and 6,000 shares of its Series B preferred stock to Summus, Ltd. These securities were not registered under the Securities Act of 1933. Except as noted below, the issuance of the securities described below were issued in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities, except for those issued in connection with the acquisition of Summus, Ltd.’s assets, are deemed to be “restricted securities” as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

      Stock Issuances in connection with Business Combinations/Acquisitions

      On February 16, 2001, in connection with the acquisition of the assets of Summus, Ltd., the Company issued to Summus, Ltd. for distribution to the Summus, Ltd. shareholders:

•	a total of 20,218,733 shares of HSNS common stock and 6,000 shares of Series B preferred stock. As a shareholder of Summus, Ltd., the Company was entitled to receive 3,604,445 of the total number of shares of common stock issued in the transaction. However, under the terms of the asset purchase agreement, as amended, these shares were canceled, resulting in a net issuance of 16,614,288 shares of the Company’s common stock. In addition, the asset purchase agreement provided for the cancellation of 8,217,781 shares of the Company’s common stock owned by Summus, Ltd. prior to the parties’ execution of the agreement.

•	6,000 shares of newly created Series B preferred stock, of which 2,000 shares were deposited with an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the asset purchase agreement.

•	warrants to purchase a total of 500 shares of its Series B preferred stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B preferred stock ($5.50 per share of the Company’s common stock on an as-converted basis).

The Company’s securities issued in the transaction were exempt from registration pursuant to Section 3(a)(10) under the Securities Act.

      Stock Issuances for Cash

      From January 1, 2001 to March 31, 2001, the Company issued an aggregate of 642,251 shares of common stock to 41 investors (all of whom were unaffiliated with the Company) for a price per share ranging from $2.50 to $3.00, and issued warrants to purchase, at an exercise price of $3.50 to $4.00 per share, an additional 1,284,502 shares of common stock, for aggregate consideration of $1,829,562.

      Stock Issuances in Settlement of Litigation

      Under the terms of a second amended and restated settlement agreement, dated October 26, 2000, the Company issued 25,000 shares of common stock to Mr. William R. Dunavant in each of the months of January, February and March of 2001.

      On January 31, 2001, we issued 30,000 shares of common stock to Ronald P. Cropper under the terms of a settlement agreement and general release of all claims, effective April 25, 2001, among the Company, RPC International L.C. and Ronald P. Cropper.

      Stock/Option Issuances to Directors, Officers and Employees

      During the three months ended March 31, 2001, the Company granted options to purchase an aggregate of 2,617,375 shares of common stock to our directors, officers and employees under the Company’s 2000 Equity Compensation Plan.

      Options exercisable for 346,667 shares of common stock were issued with exercise prices below the fair market value at the time of issuance, and we recorded non-cash compensation expense in the aggregate amount of $639,188 related to these option issuances. This consisted of options issued to Dr. Bjorn Jawerth exercisable for 166,667 shares of common stock; options issued to Alan Kleinmaier exercisable for 150,000 shares; and options issued to Gregory Gush exercisable for 30,000 shares. Options exercisable for an additional 110,900 shares of common stock were issued to former Summus, Ltd. employees (now Company employees) for payment of bonuses in lieu of cash for services performed in fiscal 2000. All of the above-described options were fully vested upon issuance.

      Prior to the combination with Summus, Ltd., options exercisable for an aggregate of 460,000 shares of common stock were issued to Messrs. Robert Lowrey and Andrew Fox with exercise prices below the fair market value at the time of issuance and options exercisable for an additional 93,744 shares of common stock were issued to HSNS employees for payment of bonuses in lieu of cash for services performed in fiscal 2000. These options were fully vested upon issuance.

      Of the remaining options exercisable for 1,606,064 shares of common stock, such options were issued with exercise prices equal to the fair market value at the time of grant and were subject to a three-year vesting schedule tied to the recipient’s continued employment with the Company or continued service as a director, as applicable.

Item 3.    Defaults Upon Senior Securities

      None.

Item 4.    Submission of Matters to a Vote of Security Holders

      During the quarterly period ended March 31, 2001, no matter was submitted to a vote of the security holders of the Company.

Item 5.     Other Information

      By letter, dated July 18, 2001, Wendi Tush resigned as a member of the Company’s Board of Directors.

      By letter, dated July 19, 2001, Christopher Gaertner resigned as an advisor to the Company’s Board of Directors.

      By letter, dated July 20, 2001, Stuart Diamond resigned as Chairman of the Board and as a member of the Board of Directors of the Company.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit	Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated October 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K dated February 16, 2001)

2.2	Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 of our Current Report on Form 8-K dated February 16, 2001)

2.3	Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 of our Current Report on Form 8-K dated February 16, 2001)

2.4	Escrow Agreement, dated as of February 16, 2001, by and among High Speed Net Solutions, Inc., Summus, Ltd. and Branch Banking Trust Company (incorporated by reference to Exhibit 10.05 of our Current Report on Form 8-K dated February 16, 2001)

3.1	Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.01 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

3.3	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.03 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000)

3.4	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000 (incorporated by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

3.5	Amendment to Articles of Incorporation and Statement of Rights and Preferences of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K dated February 16, 2001)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.1	Contract #N00014-01-C-0217, dated March 13, 2001, between Summus, Ltd. and the Office of Naval Research (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on July 5, 2001)

10.2	Settlement Agreement and General Release of all Claims, effective April 25, 2001, by and among High Speed Net Solutions, Inc., RPC International L.C. and Ronald P. Cropper (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.3	Release and Settlement Agreement, dated April 30, 2001, between Pin High Company, Inc. and Summus, Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.4*	Amendment to High Speed Net Solutions, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)

10.5*	Executive Employment Agreement, dated as of February 16, 2001, between High Speed Net Solutions, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)

*	Executive compensation plans and arrangements.

(b)  Reports on Form 8-K

      During the quarterly period ended March 31, 2001, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

1.	On February 6, 2001, the Company filed a Current Report on Form 8-K regarding various matters, including:

•	the execution by the Company and Summus, Ltd. of an amendment to the asset purchase agreement between the parties which, among other things, called for the Company’s providing interim financing to Summus, Ltd;

•	the withdrawal of the Company’s registration statement on Form S-1, originally filed on July 19, 2000, covering the resale of shares of the Company’s common stock held by various shareholders of the Company;

•	the review by the staff of the Securities and Exchange Commission of the accounting treatment of the prepaid royalty payments made to Summus, Ltd. under the terms of the February 1999 Marketing License Agreement; and

•	the Company’s liquidity constraints.

2.	On March 5, 2001, the Company filed a Current Report on Form 8-K regarding the closing of the transactions contemplated by the asset purchase agreement, as amended, with Summus, Ltd.

Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Net Solutions, Inc.

By: /s/ Bjorn Jawerth

Date: July 27, 2001	Bjorn Jawerth Co-Chief Executive Officer

By: /s/ Robert S. Lowrey

Date: July 27, 2001	Robert S. Lowrey

Chief Financial Officer

EXHIBIT INDEX

2.1	Asset Purchase Agreement, dated October 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K dated February 16, 2001)

2.2	Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 of our Current Report on Form 8-K dated February 16, 2001)

2.3	Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 of our Current Report on Form 8-K dated February 16, 2001)

2.4	Escrow Agreement, dated as of February 16, 2001, by and among High Speed Net Solutions, Inc., Summus, Ltd. and Branch Banking Trust Company (incorporated by reference to Exhibit 10.05 of our Current Report on Form 8-K dated February 16, 2001)

3.1	Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.01 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

3.3	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.03 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000)

3.4	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000 (incorporated by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

3.5	Amendment to Articles of Incorporation and Statement of Rights and Preferences of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K dated February 16, 2001)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.1	Contract #N00014-01-C-0217, dated March 13, 2001, between Summus, Ltd. and the Office of Naval Research (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on July 5, 2001)

10.2	Settlement Agreement and General Release of all Claims, effective April 25, 2001, by and among High Speed Net Solutions, Inc., RPC International L.C. and Ronald P. Cropper (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.3	Release and Settlement Agreement, dated April 30, 2001, between Pin High Company, Inc. and Summus, Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.4*	Amendment to High Speed Net Solutions, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)

10.5*	Executive Employment Agreement, dated as of February 16, 2001, between High Speed Net Solutions, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)

*	Executive compensation plans and arrangements.

WAS1 #995814 v6