Form 10-Q
period 2001-06-30
HIGH SPEED NET SOLUTIONS INC
filed 2001-08-14
CIK 1104332

================================================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2001
Common stock, par value $.001 per share	35,231,730

HIGH SPEED NET SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

High Speed Net Solutions, Inc.
Consolidated Balance Sheets

	June 30, 2001		December 31, 2000

Assets	(Unaudited)

Current assets:

Cash	$	143,567	$208,495

Accounts receivable		43,888	32,744

Other current assets		84,553	39,153

Total current assets		272,008	280,392

Receivable from related party		—	134,677

Capitalized software development costs		95,808	—

Equipment, software and furniture, net		1,096,503	991,202

Goodwill, net of accumulated amortization of $3,436,072		24,059,898	—

Total assets	$	25,524,217	$1,406,271

Liabilities and shareholders’ equity (deficit)

Accounts payable and accrued expenses	$	4,069,546	$1,282,157

Accrued salaries and related costs		261,867	721,956

Preferred stock dividends payable		223,441	—

Notes payable, current portion		229,215	229,215

Capital lease obligations, current portion		385,156	339,724

Loans payable to related party		—	1,435,000

Total current liabilities		5,169,225	4,008,052

Capital lease obligations, less current portion		146,709	117,966

Notes payable, less current portion		100,000	100,000

Deferred software royalty revenue		—	1,834,065

Redeemable common stock (87,498 shares)		576,000	—

Shareholders’ equity (deficit):

Preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,000

shares issued and outstanding (liquidation preference of $1,000 per share)		2,000,000	—

Preferred stock, Series B, $.001 par value; authorized 6,500 shares, 6,000

and 4,000 shares issued and outstanding, respectively		6	4

Common stock, $.001 par value; authorized 50,000,000 shares; 34,837,282 shares issued and outstanding at June 30, 2001 and 9,584,938 shares issued and

outstanding at December 31, 2000		34,837	9,585

Additional paid-in capital		49,882,792	19,729,222

Stock subscription receivable		(100,000)	—

Deferred compensation		(753,120)	(978,510)

Accumulated deficit		(31,304,613)	(23,414,113)

Treasury stock, at cost (38,500 shares)		(227,619)	—

Total shareholders’ equity (deficit)		19,532,283	(4,653,812)

Total liabilities and shareholders’ equity (deficit)	$	25,524,217	$1,406,271

      The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	June 30, 2001	June 30, 2000

Revenues:

Contracts and license fees	$211,019	$390,571

Media creation services	109,593	—

Total revenues	320,612	390,571

Costs of revenues:

Contracts and license fees	102,484	157,210

Media creation services	47,477	—

Total costs of revenues	149,961	157,210

Gross Profit	170,651	233,361

Selling, general and administrative expenses	1,918,775	1,551,396

Amortization expense	2,291,331	—

Non-cash compensation	57,806	823,999

Research and development	115,657	378,656

Operating loss	(4,212,918)	(2,520,690)

Other income (expense):

Gain on sale of stock of equity investee	—	117,188
Participation in loss of equity investee	—	(1,010,479)
Interest income (expense), net	(8,708)	20,021

Total other income (expense)	(8,708)	(873,270)

Net loss	$(4,221,626)	$(3,393,960)

Net loss applicable to common shareholders:

Net loss	$(4,221,626)	$(3,393,960)

Preferred stock dividends	(43,597)	—

Net loss applicable to common shareholders	$(4,265,223)	$(3,393,960)

Loss per share (basic and diluted)	$(0.13)	$(0.35)

Weighted average shares of common stock outstanding	33,905,419	9,561,860

      The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.

Consolidated Statements of Operations (Unaudited)

	Six Months Ended

	June 30, 2001	June 30, 2000

Revenues:

Contracts and license fees	$507,179	$670,346

Media creation services	267,232	—

Total revenues	774,411	670,346

Costs of revenues:

Contracts and license fees	235,756	287,362

Media creation services	159,612	—

Total costs of revenues	395,368	287,362

Gross Profit	379,043	382,984

Selling, general and administrative expenses	3,764,896	2,893,056

Amortization expense	3,436,072	—

Non-cash compensation	772,262	823,999

Research and development	217,386	773,913

Operating loss	(7,811,573)	(4,107,984)

Other income (expense):

Gain on sale of stock of equity investee	—	3,244,767

Participation in loss of equity investee	—	(2,082,693)

Interest income (expense), net	(12,073)	49,974

Total other income (expense)	(12,073)	1,212,048

Net loss	$(7,823,646)	$(2,895,936)

Net loss applicable to common shareholders:

Net loss	$(7,823,646)	$(2,895,936)

Preferred stock dividends	(66,854)	—

Net loss applicable to common shareholders	$(7,890,500)	$(2,895,936)

Loss per share (basic and diluted)	$(0.29)	$(0.30)

Weighted average shares of common stock outstanding	27,405,009	9,561,860

      The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.

Consolidated Statement of Shareholder’s Equity

		Preferred Stock			Common Stock

	Series A		Series B

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2000	–	$–	4,000	$4	9,584,938	$9,585

Impact of reverse acquisition	2,000	2,000,000	2,000	2	23,392,035	23,392

Common stock options granted for services	–	–	–	–	–	–

Common stock sold for cash	–	–	–	–	1,052,749	1,052

Preferred stock dividends	–	–	–	–	–	–

Common stock issued in partial settlement of loss contingency	–	–	–	–	550,000	550

Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–

Amortization of deferred compensation	–	–	–	–	–	–

Reversal of deferred compensation of forfeited options	–	–	–	–	–	–

Common stock issued in settlement of amounts due to related parties	–	–	–	–	250,000	250

Common stock issued in partial settlement of vendor liability	–	–	–	–	5,560	6

Stock option exercise	–	–	–	–	2,000	2

Net loss for the period	–	–	–	–	–	–

Balance June 30, 2001 (Unaudited)	2,000	$2,000,000	6,000	$6	34,837,282	$34,837

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Stock				Total
	Additional	Subscription	Deferred	Accumulated	Treasury	Shareholders'
	Paid-in Capital	Receivable	Comp	Deficit	Stock	Equity

Balance at December 31, 2000	$19,729,222	$–	$(978,510)	$(23,414,113)	$–	$(4,653,812)

Impact of reverse acquisition	25,678,327	–	–	–	(227,619)	27,474,102

Common stock options granted for services	866,533	–	–	–	–	866,533

Common stock sold for cash	2,837,805	(100,000)	–	–	–	2,738,857

Preferred stock dividends	–	–	–	(66,854)	–	(66,854)

Common stock issued in partial settlement of loss contingency	419,436	–	–	–	–	419,986

Deferred compensation recognized in connection with the issuance of stock options	240,500	–	(240,500)	–	–	–

Amortization of deferred compensation	–	–	133,074	–	–	133,074

Reversal of deferred compensation of forfeited options	(332,816)	–	332,816	–	–	–

Common stock issued in settlement of amounts due to related parties	435,565	–	–	–	–	435,815

Common stock issued in partial settlement of vendor liability	7,722	–	–	–	–	7,728

Stock option exercise	498	–	–	–	–	500

Net loss for the period	–	–	–	(7,823,646)	–	(7,823,646)

Balance June 30, 2001 (Unaudited)	$49,882,792	$(100,000)	$(753,120)	$(31,304,613)	$(227,619)	$19,532,283

      The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

	June 30, 2001	June 30, 2000

Operating activities Net loss	$(7,823,646)	$(2,895,936)

Adjustments to reconcile loss to net cash used in operating activities:

Gain on sale of investment in equity investee	—	(3,244,767)
Loss on investment in equity investee	—	2,082,693
Non-cash compensation	772,262	823,999

Common stock issued for services	7,728	—

Depreciation	289,848	175,756

Amortization	3,436,072	—

Changes in operating assets and liabilities, net of acquisition between High Speed Net Solutions, Inc. and Summus, Ltd.:

Accounts receivable	26,888	(280,164)

Other current assets	(113,673)	20,815

Accounts payable and accrued expenses	200,800	433,839

Accrued salaries and related costs	94,467	74,889

Deferred software royalty revenue	—	(658,331)

Net cash used in operating activities	(3,109,254)	(3,467,207)

Investing activities

Proceeds from sale of investment in equity investee	—	4,057,500

Cash acquired in business combination	82,311	—

Capitalized software development costs	(95,808)	—

Net cash (used in) provided by investing activities	(13,497)	4,057,500

Financing activities

Proceeds from sale of common stock	2,739,357	—

Proceeds from loan with related party	540,000	—

Principal payments on capital lease obligations and notes	(121,534)	(139,562)

Cash payments on loss contingency accrual	(100,000)	—

Net cash provided by (used in) financing activities	3,057,823	(139,562)

Net (decrease) increase in cash	(64,928)	450,731

Cash at beginning of period	208,495	647,704

Cash at end of period	$143,567	$1,098,435

Supplemental disclosures of cash flow information Cash paid for interest	$8,708	$4,646

      The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements

1.       Basis of Presentation

The condensed consolidated financial statements of High Speed Net Solutions, Inc. and its subsidiaries (“HSNS” or the “Company”) included in this Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2000 and 2001, its shareholders’ equity as of June 30, 2001, and cash flows for the six month periods ended June 30, 2000 and 2001.

The condensed consolidated balance sheet of HSNS as of December 31, 2000 has been derived from the audited balance sheet of Summus, Ltd. as of that date. As disclosed in Note 2 below, HSNS acquired all of the assets of Summus, Ltd., effective February 16, 2001, in a transaction that has been accounted for as a “reverse acquisition.” Under reverse acquisition accounting, the acquired entity (in this case, Summus, Ltd.) is the acquirer for accounting purposes. Accordingly, the accompanying comparative financial statements as of December 31, 2000, and for the three and six months ended June 30, 2000, reflect the financial position, results of operations and cash flows of Summus, Ltd. rather than the previously reported financial information of HSNS.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

1.      Basis of Presentation (continued)

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2001, the Company had an accumulated deficit of $31,304,613 and a deficiency in working capital. Additionally, for the three months ended June 30, 2001, the Company incurred a significant net loss and experienced negative cash flows from operations. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. As a result of these matters, the Company’s auditors have issued their opinion on the December 31, 2000 financial statements including a going concern explanatory paragraph. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

The accompanying consolidated financial statements include the results of operations of Summus, Ltd. for all periods and the results of operations of HSNS from the date of the Combination. The resulting goodwill from the Combination of $27,495,971 is being amortized on a straight-line basis over a three-year period.

The following information reflects unaudited pro forma operating results for the six months ended June 30, 2001 and June 30, 2000, as though the Combination had been completed as of the beginning of each period:

	Six Months Ended
	June 30,

	2001	2000

Revenues....................................................	$805,074	$1,744,552

Net loss.......................................................	$(11,249,980)	$(10,818,738)

Loss per share (basic and diluted).............	$(0.34)	$(0.50)

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.      Significant Accounting Policies

          Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.

          Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          Equipment and Furniture

Equipment and furniture are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to seven years) beginning when the assets are placed in service.

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

Non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances totaled $57,806 in the three months ended June 30, 2001.

The Company accounts for stock-based amounts issued to non-employees of the Company, primarily consultants, at fair value in accordance with the provisions of SFAS No. 123.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.      Significant Accounting Policies (continued)

          Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.      Significant Accounting Policies (continued)

         Loss Per Share

Loss per share has been calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic loss per share was computed by dividing the net loss for each period presented by the weighted average number of shares of common stock outstanding for such period. Although the Company has potential common stock equivalents related to its outstanding stock options, warrants and preferred stock, these potential common stock equivalents were not included in diluted loss per share for each period presented because the effect would have been antidilutive.

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

          New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted this statement in the first quarter of 2001. Because of the Company’s minimal use of derivatives, management does not anticipate that the adoption of this statement will have a significant effect on the operations or financial position of the Company.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

5.      Common Stock

Subsequent to HSNS’s acquisition of the assets of Summus, Ltd. (see Note 2), HSNS has issued 1,052,749 shares of its unregistered common stock and warrants to purchase an additional 2,131,198 shares of common stock for gross proceeds of $2,738,857. The warrants have exercise prices ranging from $3.50 to $5.25 per share, a term of five years and cannot be exercised within five months of the date of issuance.

6.      Preferred Stock

    Series A Preferred Stock

The Company has 2,000 shares of Series A preferred stock outstanding at June 30, 2001. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the “Liquidation Preference”). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000. As of June 30, 2001, cumulative dividends accrued were $223,441.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

7.      Business Segments (continued)

Summarized financial information concerning each reportable segment is shown in the following table. All revenues and assets of each segment are located in the United States.

	Six Months Ended June 30, 2001

	Research and Development	Media

	and Software	Creation

Revenues	$507,179	$267,232

Net loss	$(7,774,273)	$(49,373)

Assets	$25,442,617	$81,600

8.      Settlements of Contractual Disputes and Litigation

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

On June 29, 2001, the Company entered into a settlement agreement and voting agreement with William R. Dunavant and his counsel. Under the terms of such agreements:

•	the Company issued an aggregate of 475,000 shares of common stock to Mr. Dunavant and his counsel;

•	Mr. Dunavant agreed to certain resale restrictions with respect to all but 350,000 shares of common stock held by him (an aggregate of 2,450,000 shares), specifically, to limit his public resale of such shares to 30,000 shares per calendar month until February 15, 2002;

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

8.      Settlements of Contractual Disputes and Litigation (continued)

•	the Company agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all of the shares held by Mr. Dunavant, his spouse and his counsel, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement is not filed before July 31, 2001, unless counsel to the Company advised the Company (as counsel has) that it is in the best interests of the Company and its shareholders to delay the filing of such registration statement;

•	Mr. Dunavant, his spouse and his counsel agreed, for a two-year period from the date of the agreements, to vote the shares held by them in favor of and for the election of Board nominees by the Company and to vote such shares in a manner consistent with the recommendation of the Board with respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

•	the Company, on the one hand, and Mr. Dunavant and his counsel, on the other, executed mutual general releases with respect to any and all claims against each other, except with respect to the obligations and liabilities under such agreements.

9.      Subsequent Events

      On March 30, 2001, Analysts International Corporation (“AIC”) filed a civil summons and complaint in General Court of Justice, District Court Division, County of Wake, North Carolina, against High Speed Net Solutions, Inc. The complaint alleged that the Company breached certain contracts with AIC, dated December 9, 1999, February 11, 2000, April 25, 2000, May 9, 2000, and May 23, 2000, under which AIC provided the Company with computer programming services. AIC requested that the court enter judgment in its favor for $358,426, plus pre-judgment interest from September 26, 2000, on certain invoices at the rate of 18% per annum, post-judgment interest at the rate of 8% per annum, reasonable costs of AIC and other relief the court deems equitable.

      The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company has agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of six months, commencing one month after execution of the settlement agreement, and (iii) $10,000 per month until the balance of the Indebtedness is paid in full. The Company also executed a consent order in favor of AIC providing for AIC’s entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event the Company defaults on its obligations under the settlement agreement.

Item 2.      Management’s Discussion and Analysis of Financial Condition and
                  Results of Operations Forward-Looking Statements

      This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations and results of operations, competitive factors, shifts in market demand, and other risks and uncertainties. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	a lack of sufficient financial resources to implement the Company’s business plan, which has resulted in the Company’s receiving a “going concern” opinion from its independent auditors with respect to its audited financial statements as of and for the year ended December 31, 2000;

•	our ability to generate sufficient working capital to meet our operating requirements;

•	our ability to develop and enter into strategic relationships with wireless service providers, semiconductor and device designers, wireless device manufacturers and content providers;

•	timely deployment by wireless service providers, semiconductor and device designers, and wireless device manufacturers of our software in their networks and mobile information devices;

•	the continued growth in demand for wireless and mobile usage;

•	new product development and acceleration of commercial deployment of such products;

•	technological competition, which creates the risk of the Company’s technology being rendered obsolete or noncompetitive;

•	the lack of patent protection with respect to the Company’s technology; and

•	potential infringement of the patent claims of third parties.

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

      In conjunction with the Company’s government contract work, the Company is currently exploring applications of its technology in the medical sector. The Company’s current focus is on computerized cancer diagnosis products for the anatomical pathological (AP) market. Specifically, the Company is in the process of seeking to develop a computerized post-screening software solution for cancer diagnosis from prostate biopsy. A prototype version of the screening software has been completed. No prediction can be presently made as to the date by which this technology will be ready for commercial deployment.

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

      Our strategy is to continue to work toward commercial release of our BlueFuel™ product line currently under development. We are currently focusing our product development resources on porting BlueFuel™ to the Qualcomm BREW wireless platform. This initial porting effort with provide the foundation for future ports. This effort is expected to consume a significant amount of the Company’s technical and business development resources through the remainder of 2001. In parallel with this effort, we are dedicating additional resources to define, develop and execute a beta/field trial for BlueFuel™ Video (our video compression software for multimedia applications) to support our internal development efforts and begin to develop market awareness for BlueFuel™. This beta/field trial is planned for the fourth quarter of 2001. We recently announced the successful demonstration of the BlueFuel™ Video application on Qualcomm’s BREW platform.

      We anticipate that the first version of the BlueFuel™ Efficiency Engine™ (a multimedia operating system designed to efficiently route, store and monitor multimedia traffic in a network) will be available during the fourth quarter of 2001. We are targeting commercial release of the BlueFuel™ Video solution, including BlueFuel™ Player (player software), BlueFuel™ Create (a content creation tool) and BlueFuel™ Server (the server-side engine) in the first quarter of 2002.

      During the second half of 2001, we also intend to identify a second major platform for BlueFuel™ Video and begin porting efforts. This will require focused engineering resources to execute. We are targeting commercial release of products on this platform in the second quarter of 2002.

      We have not, as yet, executed any product orders for the BlueFuel™ product line currently under development.

      In parallel with our product development efforts, we are seeking to enter into business relationships and alliances with device manufacturers, content providers and cellular carriers to extend the reach of multimedia applications to wireless and mobile devices. We are currently demonstrating our technology to a number of wireless carriers, content providers and device manufacturers.

      We recently entered into a master porting agreement with Samsung Electronics America, a subsidiary of Samsung Electronics Co., Ltd, a global leader in semiconductors, the consumer electronics industry and digital convergence technology. The agreement establishes the basic terms under which the Company may provide a broad range of information processing technology and solution ports to various Samsung product lines, including Samsung’s digital signal processor (DSP) products. The agreement provides us with a vehicle to distribute our product line under development to a world-wide market through Samsung.

      We recognize that a concern for our corporate viability and the related concerns regarding our lack of financial resources and ability to meet specific application demands and provide product support may hamper our efforts to forge critical business relationships and alliances. Nevertheless, management believes that the attributes of our technology will provide opportunities to enhance our product awareness and profile through such relationships and alliances.

      It is our intent to license our technology and provide a framework to those with whom we enter into relationships and alliances that will increase usage, sell devices and increase their customer base. A specific area of focus will be to identify targeted applications to drive “market pull” for our products. This will entail working with select content providers to develop applications that represent a high likelihood of early adoption by end users. These applications will be offered to wireless carriers and mobile virtual network operators on a revenue-sharing basis. We believe that this represents a significant opportunity for the Company to develop an on-going service revenue model.

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

Results of Operations

Three Months ended June 30, 2001 compared to Three Months ended June 30, 2000

      Revenues. Total revenues decreased $69,959 to $320,612 in the three months ended June 30, 2001, down 17.9% from $390,571 in the three months ended June 30, 2000. Included in total revenues for the three months ended June 30, 2001, was $109,593 related to the media creation services of Douglas May & Co., a wholly-owned subsidiary of HSNS. Revenues from contracts and license fees for the three months ended June 30, 2001 were $211,019 compared to $390,571 for the corresponding period of the prior year. The decrease in these revenues was primarily due to a decrease in providing contract services.

      Costs of Revenues. Total costs of revenues decreased $7,249 to $149,961 in the three months ended June 30, 2001, down 4.6% from $157,210 in the corresponding period of the prior year. Included in the total costs of revenues was $47,477 related to the costs of media creation associated with the operations of Douglas May & Co., Inc. Costs of contracts and license fees of $102,484 in the three months ended June 30, 2001, reflected a decrease of $54,726 (34.8%) from $157,210 in the corresponding period of the prior year. Costs of contracts and license fees for the three months ended June 30, 2001 and 2000 were comprised primarily of salaries and related costs of providing such services.

      Total gross profit decreased $62,710, or 26.9%, to $170,651 for the three months ended June 30, 2001, compared with $233,361 for the three months ended June 30, 2000. The decrease in gross profit is primarily attributable to a decrease in revenue from contracts and license fees, offset by the inclusion of the results of operations of HSNS (including Douglas May & Co., Inc.) from and after February 16, 2001. Gross profit as a percentage of revenues from contracts and license fees for the three months ended June 30, 2001 decreased to 51.4%, down from 59.7% from the corresponding period of the prior year. The decrease was attributable to less license fee income in the three months ended June 30, 2001 compared to the corresponding period of the prior year. License fee income generates a higher gross profit percentage compared to contract revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three months ended June 30, 2001, were $1,918,775, compared to $1,551,396 for three months ended June 30, 2000. The increase in selling, general and administrative expenses resulted primarily from the business combination between HSNS and Summus, Ltd., which was consummated on February 16, 2001.

      Amortization Expense. Amortization expense for the three months ended June 30, 2001, was $2,291,331. During the three months ended June 30, 2000, there was no amortization expense. The amortization expense recorded in the three months ended June 30, 2001 related to the amortization of the goodwill resulting from the business combination between HSNS and Summus, Ltd.

      Non-Cash Compensation. Non-cash compensation for the three months ended June 30, 2001 was $57,806 compared to $823,999 for the three months ended June 30, 2000. During the three months ended June 30, 2001, stock options were granted to employees at prices below the fair value of the underlying common stock resulting in total compensation of $240,500, of which $25,250 was charged to expense during the three months ended June 30, 2001. The remaining amount, $215,250, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the three months ended June 30, 2001 of $32,556, reflects the amortization for three months of deferred compensation resulting from stock options granted during the year ended December 31, 2000, at prices below the fair value of the underlying common stock. For the three months ended June 30, 2000, amortization of the deferred compensation was $823,999. The decrease in amortization of deferred compensation recorded in the three months ended June 30, 2001 as compared to the corresponding period in the prior year from options granted in year 2000 is a result of the reversal of deferred compensation from forfeited stock options during 2001, plus a large number of fully vested options granted during the three months ended June 30, 2000.

      Research and Development. Research and development costs for the three months ended June 30, 2001, were $115,657 compared to $378,656 for the three months ended June 30, 2000. The decrease in these costs resulted from a reduction of the research and development staff occurring early in 2001.

      Gain on Sale of Stock of Equity Affiliate. Gain on the sale of stock of equity affiliate for the three months ended June 30, 2000 was $117,188. In 1999, Summus, Ltd. acquired shares of HSNS common stock which it later sold to third parties. During the three months ended June 30 2000, Summus, Ltd. sold 100,000 shares of HSNS common stock for gross proceeds of $200,000, resulting in a gain on sale of $117,188.

      Participation in loss of Equity Affiliate. Participation in loss of equity affiliate for the three months ended June 30, 2000, was $1,010,479. In 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of Summus, Ltd.’s initial investment. During 2000, Summus, Ltd.’s investment in HSNS was reduced to zero as a result of Summus, Ltd.’s sales of shares of HSNS common stock and through Summus, Ltd.’s share of the losses of HSNS. HSNS ceased being an equity affiliate when the business combination between HSNS and Summus, Ltd. was consummated in February 2001.

      Net Interest Income (Expense). Net interest expense for the three months ended June 30 2001, was $8,708, compared to net interest income of $20,021 for the corresponding period of the prior year. Net interest expense for the three months ended June 30, 2001 related to interest costs associated with capital lease obligations and note payable agreements. The net interest income in the three months ended June 30, 2000, resulted from earnings on cash balances generated from the sale of shares of HSNS common stock, net of interest costs on capital lease obligations and note payable agreements.

Six Months ended June 30, 2001 compared to Six Months ended June 30, 2000

      Revenues. Total revenues increased $104,065 to $774,411 in the six months ended June 30, 2001, up 15.5% from $670,346 in the six months ended June 30, 2000. Included in total revenues for the six months ended June 30, 2001, was $267,232 related to the media creation services of Douglas May & Co., a wholly-owned subsidiary of HSNS. Revenues from contracts and license fees for the six months ended June 30, 2001 were $507,179 compared to $670,346 for the corresponding period of the prior year. The decrease in revenues from contracts and license fees was primarily due to a decrease in contract services provided compared with the corresponding period of the prior year.

      Costs of Revenues. Total costs of revenues increased $108,006 to $395,368 in the six months ended June 30, 2001, up 37.6% from $287,362 in the corresponding period of the prior year. Included in the total costs of revenues was $159,612 related to the costs of media creation associated with the operations of Douglas May & Co., Inc. Costs of contracts and license fees of $235,756 in the six months ended June 30, 2001, reflected a decrease of $51,606 (18.0%) from $287,362 in the corresponding period of the prior year. Costs of contracts and license fees for the six months ended June 30, 2001 and 2000 were comprised primarily of salaries and related costs of providing such services.

      Total gross profit decreased $3,941, or 1.03%, to $379,043 for the six months ended June 30, 2001, compared with $382,984 for the six months ended June 30, 2000. The decrease in gross profit is primarily attributable to a decrease in revenue from contracts and license fees, offset by the inclusion of the results of operations of HSNS (including Douglas May & Co., Inc.) from and after February 16, 2001. Gross profit as a percentage of revenues from contracts and license fees for the six months ended June 30, 2001 decreased to 53.5%, down from 57.1% from the corresponding period of the prior year. The decrease was attributable to less license fee income in the six months ended June 30, 2001 compared to the corresponding period of the prior year. License fee income generates a higher gross profit percentage compared to contract revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the six months ended June 30, 2001, were $3,764,896, compared to $2,893,056 for six months ended June 30, 2000. The increase in selling, general and administrative expenses resulted primarily from the business combination between HSNS and Summus, Ltd., which was consummated on February 16, 2001.

      Amortization Expense. Amortization expense for the six months ended June 30, 2001, was $3,436,072. During the six months ended June 30, 2000, there was no amortization expense. The amortization expense recorded in the six months ended June 30, 2001 related to the amortization of the goodwill resulting from the business combination between HSNS and Summus, Ltd.

      Non-Cash Compensation. Non-cash compensation for the six months ended June 30, 2001 was $772,262 compared to $823,999 for the six months ended June 30, 2000. During the six months ended June 30, 2001, stock options were granted to employees at prices below the fair value of the underlying common stock resulting in total compensation of $879,688, of which $664,438 was charged to expense during the six months ended June 30, 2001. The remaining amount, $215,250, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the six months ended June 30, 2001 of $107,824, reflects the amortization for six months of deferred compensation resulting from stock options granted during the year ended December 31, 2000, at prices below the fair value of the underlying common stock. For the six months ended June 30, 2000, amortization of deferred compensation, resulting from the issuance of stock options at prices below the fair value of the underlying common stock, was $823,999. The decrease in amortization of deferred compensation recorded in the six months ended June 30, 2001 as compared to the corresponding period in the prior year from options granted in year 2000 is a result of the reversal of deferred compensation from forfeited stock options during 2001, plus a large number of fully vested options granted during the six months ended June 30, 2000.

      Research and Development. Research and development costs for the six months ended June 30, 2001, were

$217,386 compared to $773,913 for the six months ended June 30, 2000. The decrease in these costs resulted from a reduction of the research and development staff occurring early in 2001.

      Gain on Sale of Stock of Equity Affiliate. Gain on the sale of stock of equity affiliate for the six months ended June 30, 2000 was $3,244,767. In 1999, Summus, Ltd. acquired shares of HSNS common stock which it later sold to third parties. During the six months ended June 30 2000, Summus, Ltd. sold 915,000 shares of HSNS common stock for gross proceeds of $4,057,500, resulting in a gain on sale of $3,244,767.

      Participation in loss of Equity Affiliate. Participation in loss of equity affiliate for the six months ended June 30, 2000, was $2,082,693. In 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of Summus, Ltd.’s initial investment. During 2000, Summus, Ltd.’s investment in HSNS was reduced to zero as a result of Summus, Ltd.’s sales of shares of HSNS common stock and through Summus, Ltd.’s share of the losses of HSNS. HSNS ceased being an equity affiliate when the business combination between HSNS and Summus, Ltd. was consummated in February 2001.

      Net Interest Income (Expense). Net interest expense for the six months ended June 30 2001, was $12,073, compared to net interest income of $49,974 for the corresponding period of the prior year. Net interest expense for the six months ended June 30, 2001 related to interest costs associated with capital lease obligations and note payable agreements. The net interest income in the six months ended June 30, 2000, resulted from earnings on cash balances generated from the sale of shares of HSNS common stock, net of interest costs on capital lease obligations and note payable agreements.

Liquidity and Capital Resources

      As of June 30, 2001, the Company had $143,567 of cash on hand and negative working capital of approximately $4.9 million. As of such date, the Company had approximately $4.9 million of accounts payable, accrued expenses, notes payable and capital lease obligations and was in default of payment terms with several of its vendors.

      The vendors for which more significant amounts are owed have been contacted. The Company has been in discussions with such vendors for purposes of seeking to negotiate down the amounts due, extend the payment terms and/or satisfy amounts due through a combination of cash and stock.

      The Company entered into a settlement agreement and release, dated August 7, 2001, with one of such vendors, Analysts International Corporation (“AIC”), which provided the Company with computer programming services during the 1999-2000 period. Under the terms of the settlement agreement, the Company has agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of six months, commencing one month after execution of the agreement, and (iii) $10,000 per month until the balance of the Indebtedness is paid in full.

      The Company is currently in the process of working through various matters with Douglas May with respect to certain of the Company’s obligations arising out of the July 2000 share acquisition agreement under which the Company purchased from Mr. May all of the capital stock of Douglas May & Co., Inc. and Mr. May’s employment agreement. The share acquisition agreement provides for an effective guarantee of the value of 50,000 shares of the Company’s common stock issued in the transaction (at $10.00 per share) and Mr. May’s right to cause the Company to repurchase an additional 87,498 shares of common stock for an aggregate amount of $576,000. Resolution of these matters will likely have an impact on the Company’s cash position.

      As previously reported, in the first half of 2001 the Company has taken steps to reduce its “burn rate” through a reduction in personnel, termination of the lease of office space and other expense reduction activities. The Company has also focused its immediate attention on the operations and growth of its wireless and mobile Internet business.

      The Company’s continuation as a going concern depends on its ability to initiate sales of its products and services, generate sufficient cash flow to meet its obligations on a timely basis, obtain additional financing as may be required and ultimately attain profitability. To continue as a going concern, the Company anticipates that it will require at least $5,000,000 in debt or equity financing over the next twelve months of operation. To address the Company’s severe liquidity constraints, the Company is, among other things, seeking to enter into business relationships and alliances with wireless and mobile device manufacturers, content providers and cellular carriers, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive licenses or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with these companies is intense. Accordingly, there can be no assurance that an agreement will be entered into in a timely manner, or at all, or that any agreement will successfully reduce the Company’s short-term and longer-term funding requirements.

      Cash Flow used in Operating Activities. Net cash used in operating activities was $3,109,254 in the six months ended June 30, 2001, compared to $3,467,207 in the corresponding period of the prior year. The decrease in net cash used in operating activities was due primarily to a reduction in staff that occurred in the first half of 2001.

      Cash Flow from Investing Activities. Net cash used in investing activities was $13,497 in the six months ended June 30, 2001, compared to net cash provided by investing activities of $4,057,500 in the corresponding period of the prior year, representing the proceeds from Summus, Ltd.’s sale of 915,000 shares of common stock in HSNS, its equity investee.

      Cash Flow from Financing Activities. Net cash provided by financing activities was $3,057,823 in the six months ended June 30, 2001 compared to net cash used in financing activities of $139,562 in the corresponding period of the prior year. Net cash provided by financing activities in the six months ended June 30, 2001 related to:

•	the sale of 1,052,749 share of the Company’s common stock, along with warrants to purchase an additional 2,131,198 shares of common stock, at exercises prices ranging from $3.50 to $5.25 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregate proceeds of $2,738,857;

•	the exercise of stock options for 2,000 shares of common stock, generating cash proceeds of $500;

•	the proceeds ($540,000) of a loan from HSNS extended under the terms of the Asset Purchase Agreement. Upon the closing the asset acquisition on February 16, 2001, the indebtedness was cancelled in its entirety;

•	principal payments on capital lease obligations in the aggregate amount of $121,534; and

•	cash payments in partial settlement of the Dunavant loss contingency in the aggregate amount of $100,000.

      Net cash flow used in financing activities of $139,562 in the six months ended June 30, 2000, represented cash payments on capital lease and note agreements.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

      We do not use any derivative financial instruments for hedging, speculative or trading purposes. Our exposure to market risk is currently immaterial.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

      The Analysts International Corporation Litigation

      On March 30, 2001, Analysts International Corporation (“AIC”) filed a civil summons and complaint in General Court of Justice, District Court Division, County of Wake, North Carolina, against High Speed Net Solutions, Inc. The complaint alleged that we breached certain contracts with AIC, dated December 9, 1999, February 11, 2000, April 25, 2000, May 9, 2000, and May 23, 2000, under which AIC provided us with computer programming services. AIC requested that the court enter judgment in its favor for $358,426, plus pre-judgment interest from September 26, 2000 on certain invoices at the rate of 18% per annum, post-judgment interest at the rate of 8% per annum, reasonable costs of AIC and other relief the court deemed equitable.

      The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of six months, commencing one month after execution of the agreement, and (iii) $10,000 per month until the balance of the Indebtedness is paid in full. We also executed a consent order in favor of AIC providing for AIC’s entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event we default on our obligations under the settlement agreement.

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

      On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. A check of the court docket has revealed that nothing was filed during this 60-day period. We believe that Mr. Yarborough and Mr. Gordon are in the process of reaching or have reached a settlement of this matter.

      The ENELF Litigation

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated, Aware, Inc. and Summus, Ltd. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. We have filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity and unenforceability. We have recently entered into settlement discussions with ENELF, but are prepared to provide a vigorous defense to this lawsuit.

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

Item 2.     Changes in Securities and Use of Proceeds

      During the three months ended June 30, 2001, the Company issued an aggregate of 1,396,615 shares of its common stock to 48 persons and entities. These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be “restricted securities” as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

      Stock Issuances for Cash

      From April 1, 2001 to June 30, 2001, the Company issued an aggregate of 636,421 shares of common stock to 40 accredited investors (all of whom were unaffiliated with the Company) for a price per share ranging from $2.00 to $4.25, and issued warrants to purchase, at an exercise price of $3.50 to $5.25 per share, an additional 1,314,930 shares of common stock, for aggregate consideration of $1,711,630. In connection with the issuance of these shares, the Company issued 8,194 shares of its restricted common stock, as commissions, to the placement agents involved in such sales. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

      In May 2001, the Company issued 2,000 shares of its common stock upon the exercise of an outstanding stock option. The Company received $500 in proceeds from the exercise of the stock option.

      Stock Issuances in Settlement of Litigation

      Under the terms of a second amended and restated settlement agreement, dated October 26, 2000, the Company issued 25,000 shares of its common stock to Mr. William R. Dunavant in the month of April 2001. Under the terms of a settlement agreement, dated June 29, 2000, the Company agreed to issue 475,000 shares of its common stock to Mr. Dunavant and his counsel.

      Stock Issuances in Settlement of Liabilities

      Under the terms of an agreement of settlement and compromise, dated June 25, 2001, the Company agreed to issue 250,000 shares of its common stock to Mr. Brad Richdale in full satisfaction of indebtedness, in the aggregate amount of $435,815, payable to Mr. Richdale or entities controlled by him.

      Under the terms of a settlement agreement, dated May 18, 2001, the Company issued 5,560 shares of its common stock as partial payment on amounts owed to Avenel Financial Group.

      Stock/Option Issuances to Directors, Officers and Employees

      During the three months ended June 30, 2001, the Company granted options to purchase an aggregate of 219,500 shares of common stock to employees under the Company’s 2000 Equity Compensation Plan. These options were issued with exercise prices below the fair market value at the time of issuance, and we recorded total deferred compensation expense of $240,500 related to the option issuances.

      Options exercisable for 210,000 shares of common stock were issued to Barry Johnson upon his execution of an employment agreement with the Company. These options are subject to a three-year vesting schedule and conditioned upon his continued employment with the Company.

      Options exercisable for 4,000 shares of common stock were issued to four Summus employees for services rendered to the Company. These options were fully vested upon issuance.

      Options exercisable for 5,500 shares of common stock were issued to a consultant on June 15, 2001, and vested one month after issuance.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      During the quarterly period ended June 30, 2001, no matter was submitted to a vote of the security holders of the Company. However, shareholders representing a majority of the outstanding shares of the Company’s voting securities, in accordance with the provisions of the Florida Business Corporation Act, by written consent, dated June 13, 2001, adopted and approved an amendment to the Company’s 2000 Equity Compensation Plan to increase the number of shares of common stock available for issuance pursuant to awards under the Plan from 2,000,000 to 6,500,000 shares.

Item 5.     Other Information

      As previously reported, Messrs. Stuart Diamond and Christopher W. Gaertner, and Ms. Wendi Tush, each resigned as a member of (or, in the case of Mr. Gaertner, as an advisor to) the Company’s Board of Directors in mid-July 2001. Dr. Bjorn Jawerth has since been appointed as the Chairman of the Board.

      By letter, dated August 1, 2001, Stuart Diamond confirmed his resignation as trustee under the Voting Trust Agreement, dated as of February 16, 2001, among Dr. Bjorn Jawerth, the Company and Mr. Diamond. The Voting Trust Agreement was entered into at the time of the closing of the Company’s acquisition of Summus, Ltd.’s assets, primarily to provide for the orderly governance of the Company. In view of Dr. Jawerth’s substantial equity interest in the Company following the asset acquisition, the Company deemed it prudent to provide for Dr. Jawerth’s transfer of shares of the Company’s common stock held by him to Mr. Diamond, in his capacity as the trustee (the “Trustee”). The Voting Trust Agreement provides for the Trustee to vote the shares in the manner directed by the majority of the Company’s Board of Directors. By its terms, one-twelfth of the shares subject to the Voting Trust Agreement are to be released to Dr. Jawerth on a monthly basis over the one-year period following the closing of the asset acquisition. Accordingly, by August 16, 2001, 50% of the shares originally subject to the Voting Trust Agreement will have been released to Dr. Jawerth. The Voting Trust Agreement provides that the Board of Directors may select a successor trustee upon the resignation of the Trustee. The Board has not yet determined whether it will appoint a successor trustee and, if so, who will serve in such capacity.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit	Exhibit
Number	Description

10.1	Settlement Agreement and General Release of all Claims, effective April 25, 2001, by and among High Speed Net Solutions, Inc., RPC International L.C. and Ronald P. Cropper (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.2	Release and Settlement Agreement, dated April 30, 2001, between Pin High Company, Inc. and Summus, Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.3	Settlement Agreement and Release, dated August 7, 2001, between Analysts International Corporation and High Speed Net Solutions, Inc.

10.4	Master Porting Agreement, dated as of July 27, 2001, between High Speed Net Solutions, Inc. d/b/a Summus, Ltd. and Samsung Electronics America

10.5*	Letter of Employment, dated June 7, 2001, between High Speed Net Solutions, Inc. and Barry J. Johnson

10.6	Consulting Agreement, dated June 15, 2001, between High Speed Net Solutions, Inc. and John Maxwell

10.7*	Letter of Employment, dated August 9, 2001, between High Speed Net Solutions, Inc. and John Maxwell

10.8	Consulting Agreement, dated July 9, 2001, between High Speed Net Solutions, Inc. d/b/a Summus and Chris Kremer

*	Executive compensation plans and arrangements

(b)     Reports on Form 8-K

      During the quarterly period ended June 30, 2001, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

1.	On April 16, 2001, the Company filed a Current Report on Form 8-K advising as to the expected timing of filing with the SEC of its annual report on Form 10-K for the fiscal year ended December 31, 2000.

2.	On May 16, 2001, the Company filed a Current Report on Form 8-K which consisted of a letter to the Company’s shareholders advising as to, among other things, the resolution of certain accounting issues with the staff of the Securities and Exchange Commission, technology developments, certain operating results, and capital raising efforts.

3.	On June 28, 2001, the Company filed a Current Report on Form 8-K providing an update on the status and timing of filing with the SEC of its annual report on Form 10-K for the fiscal year ended December 31, 2000, and its quarterly report on Form 10-Q for the first quarter of 2001.

Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Net Solutions, Inc.

Date: August 14, 2001	By: /s/ Bjorn Jawerth Bjorn Jawerth Co-Chief Executive Officer

Date: August 14, 2001	By: /s/ Robert S. Lowrey Robert S. Lowrey Chief Financial Officer

EXHIBIT INDEX

10.1	Settlement Agreement and General Release of all Claims, effective April 25, 2001, by and among High Speed Net Solutions, Inc., RPC International L.C. and Ronald P. Cropper (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.2	Release and Settlement Agreement, dated April 30, 2001, between Pin High Company, Inc. and Summus, Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

10.3	Settlement Agreement and Release, dated August 7, 2001, between Analysts International Corporation and High Speed Net Solutions, Inc.

10.4	Master Porting Agreement, dated as of July 27, 2001, between High Speed Net Solutions, Inc. d/b/a Summus, Ltd. and Samsung Electronics America

10.5*	Letter of Employment, dated June 7, 2001, between High Speed Net Solutions, Inc. and Barry J. Johnson

10.6	Consulting Agreement, dated June 15, 2001, between High Speed Net Solutions, Inc. and John Maxwell

10.7*	Letter of Employment, dated August 9, 2001, between High Speed Net Solutions, Inc. and John Maxwell

10.8	Consulting Agreement, dated July 9, 2001, between High Speed Net Solutions, Inc. d/b/a Summus and Chris Kremer

*	Executive compensation plans and arrangements