Form 10-Q/A
period 2001-06-30
HIGH SPEED NET SOLUTIONS INC
filed 2001-09-28
CIK 1104332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-29625

High Speed Net Solutions, Inc.

(Exact Name of Registrant as Specified in its Charter)

Florida (State or other Jurisdiction of Incorporation or Organization)	7389 (Primary Standard Industrial Classification Code)	65-0185306 (I.R.S. Employer Identification Number)

434 Fayetteville Street Mall, Suite 600

Raleigh, North Carolina 27601
(919) 807-5600
(Address, Including Zip Code, and Telephone Number, Including Area Code
of Registrant’s Principal Executive Offices)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),   ☒ Yes   ☐ No; and (2) has been subject to such filing requirements for the past 90 days   ☒ Yes   ☐ No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 31, 2001
Common stock, par value $.001	35,735,789
per share

HIGH SPEED NET SOLUTIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

i

PART I.

FINANCIAL INFORMATION

Item  1.  Financial Statements

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)

Assets

Current assets:

Cash	$143,567	$208,495

Accounts receivable	43,888	32,744

Other current assets	84,553	39,153

Total current assets	272,008	280,392

Receivable from related party	—	134,677

Capitalized software development costs	95,808	—

Equipment, software and furniture, net	1,096,503	991,202

Goodwill, net of accumulated amortization of $3,436,072	24,059,898	—

Total assets	$25,524,217	$1,406,271

Liabilities and shareholders’ equity (deficit)

Accounts payable and accrued expenses	$4,285,046	$1,282,157

Accrued salaries and related costs	261,867	721,956

Preferred stock dividends payable	223,441	—

Notes payable, current portion	229,215	229,215

Capital lease obligations, current portion	385,156	339,724

Loans payable to related party	—	1,435,000

Total current liabilities	5,384,725	4,008,052

Capital lease obligations, less current portion	146,709	117,966

Notes payable, less current portion	100,000	100,000

Deferred software royalty revenue	—	1,834,065

Redeemable common stock (87,498 shares)	576,000	—

Shareholders’ equity (deficit):

Preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	2,000,000	—

Preferred stock, Series B, $.001 par value; authorized 6,500 shares, 6,000 and 4,000 shares issued and outstanding, respectively	6	4

Common stock, $.001 par value; authorized 50,000,000 shares; 34,837,282 shares issued and outstanding at June 30, 2001 and 9,584,938 shares issued and outstanding at December 31, 2000	34,837	9,585

Additional paid-in capital	49,882,792	19,729,222

Stock subscription receivable	(100,000)	—

Deferred compensation	(753,120)	(978,510)

Accumulated deficit	(31,520,113)	(23,414,113)

Treasury stock, at cost (38,500 shares)	(227,619)	—

Total shareholders’ equity (deficit)	19,316,783	(4,653,812)

Total liabilities and shareholders’ equity (deficit)	$25,524,217	$1,406,271

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

	June 30, 2001	June 30, 2000

Revenues:

Contracts and license fees	$211,019	$390,571

Costs of revenues:

Contracts and license fees	102,484	157,210

Gross Profit	108,535	233,361

Selling, general and administrative expenses	1,841,989	1,551,396

Amortization expense	2,291,331	—

Non-cash compensation	57,806	823,999

Research and development	115,657	378,656

Operating loss	(4,198,248)	(2,520,690)

Other income (expense):

Gain on sale of stock of equity investee	—	117,188

Participation in loss of equity investee	—	(1,010,479)

Interest income (expense), net	(8,708)	20,021

Total other income (expense)	(8,708)	(873,270)

Loss from continuing operations	(4,206,956)	(3,393,960)

Loss from operations of discontinued Rich Media Direct business	(14,670)	—

Loss on disposal of Rich Media Direct business	(215,500)	—

Net loss	$(4,437,126)	$(3,393,960)

Net loss applicable to common shareholders:

Net loss	$(4,437,126)	$(3,393,960)

Preferred stock dividends	(43,597)	—

Net loss applicable to common shareholders	$(4,480,723)	$(3,393,960)

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.12)	$(0.35)

Loss applicable to common shareholders from discontinued operations	(0.01)	—

Net loss	$(0.13)	$(0.35)

Weighted average shares of common stock outstanding	33,905,419	9,561,860

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended

	June 30, 2001	June 30, 2000

Revenues:

Contracts and license fees	$507,179	$670,346

Costs of revenues:

Contracts and license fees	235,756	287,362

Gross Profit	271,423	382,984

Selling, general and administrative expenses	3,607,288	2,893,056

Amortization expense	3,436,072	—

Non-cash compensation	772,262	823,999

Research and development	217,386	773,913

Operating loss	(7,761,585)	(4,107,984)

Other income (expense):

Gain on sale of stock of equity investee	—	3,244,767

Participation in loss of equity investee	—	(2,082,693)

Interest income (expense), net	(12,073)	49,974

Total other income (expense)	(12,073)	1,212,048

Loss from continuing operations	(7,773,658)	(2,895,936)

Loss from operations of discontinued Rich Media Direct business	(49,988)	—

Loss on disposal of Rich Media Direct business	(215,500)	—

Net loss	$(8,039,146)	$(2,895,936)

Net loss applicable to common shareholders:

Net loss	$(8,039,146)	$(2,895,936)

Preferred stock dividends	(66,854)	—

Net loss applicable to common shareholders	$(8,106,000)	$(2,895,936)

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.29)	$(0.30)

Loss applicable to common shareholders from discontinued operations	(0.01)	—

Net loss	$(0.30)	$(0.30)

Weighted average shares of common stock outstanding	27,405,009	9,561,860

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock

	Series A		Series B		Common Stock			Stock
							Additional	Subscription	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Comp

Balance at December 31, 2000	—	$—	4,000	$4	9,584,938	$9,585	$19,729,222	$—	$(978,510)

Impact of reverse acquisition	2,000	2,000,000	2,000	2	23,392,035	23,392	25,678,327	—	—

Common stock options granted for services	—	—	—	—	—	—	866,533	—	—

Common stock sold for cash	—	—	—	—	1,052,749	1,052	2,837,805	(100,000)	—

Preferred stock dividends	—	—	—	—	—	—	—	—	—

Common stock issued in partial settlement of loss contingency	—	—	—	—	550,000	550	419,436	—	—

Deferred compensation recognized in connection with the issuance of stock options	—	—	—	—	—	—	240,500	—	(240,500)

Amortization of deferred compensation	—	—	—	—	—	—	—	—	133,074

Reversal of deferred compensation of forfeited options	—	—	—	—	—	—	(332,816)	—	332,816

Common stock issued in settlement of amounts due to related parties	—	—	—	—	250,000	250	435,565	—	—

Common stock issued in partial settlement of vendor liability	—	—	—	—	5,560	6	7,722	—	—

Stock option exercise	—	—	—	—	2,000	2	498	—	—

Net loss for the period	—	—	—	—	—	—	—	—	—

Balance June 30, 2001 (Unaudited)	2,000	$2,000,000	6,000	$6	34,837,282	$34,837	$49,882,792	$(100,000)	$(753,120)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Total
	Accumulated	Treasury	Shareholders’
	Deficit	Stock	Equity

Balance at December 31, 2000	$(23,414,113)	$—	$(4,653,812)

Impact of reverse acquisition	—	(227,619)	27,474,102

Common stock options granted for services	—	—	866,533

Common stock sold for cash	—	—	2,738,857

Preferred stock dividends	(66,854)	—	(66,854)

Common stock issued in partial settlement of loss contingency	—	—	419,986

Deferred compensation recognized in connection with the issuance of stock options	—	—	—

Amortization of deferred compensation	—	—	133,074

Reversal of deferred compensation of forfeited options	—	—	—

Common stock issued in settlement of amounts due to related parties	—	—	435,815

Common stock issued in partial settlement of vendor liability	—	—	7,728

Stock option exercise	—	—	500

Net loss for the period	(8,039,146)	—	(8,039,146)

Balance June 30, 2001 (Unaudited)	$(31,520,113)	$(227,619)	$19,316,783

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended

	June 30, 2001	June 30, 2000

Operating activities

Loss from continuing operations	$(7,773,658)	$(2,895,936)

Adjustments to reconcile loss to net cash used in operating activities:

Gain on sale of investment in equity investee	—	(3,244,767)

Loss on investment in equity investee	—	2,082,693

Non-cash compensation	772,262	823,999

Common stock issued for services	7,728	—

Depreciation	289,848	175,756

Amortization	3,436,072	—

Changes in operating assets and liabilities, net of acquisition between High Speed Net Solutions, Inc. and Summus, Ltd.:

Accounts receivable	600	(280,164)

Other current assets	(41,405)	20,815

Accounts payable and accrued expenses	115,455	433,839

Accrued salaries and related costs	94,467	74,889

Deferred software royalty revenue	—	(658,331)

Net cash used in continuing operations	(3,098,631)	(3,467,207)

Net cash used in discontinued operations	(10,623)	—

Net cash used in operating activities	(3,109,254)	(3,467,207)

Investing activities

Proceeds from sale of investment in equity investee	—	4,057,500

Cash acquired in business combination	82,311	—

Capitalized software development costs	(95,808)	—

Net cash (used in) provided by investing activities	(13,497)	4,057,500

Financing activities

Proceeds from sale of common stock	2,739,357	—

Proceeds from loan with related party	540,000	—

Principal payments on capital lease obligations and notes	(121,534)	(139,562)

Cash payments on loss contingency accrual	(100,000)	—

Net cash provided by (used in) financing activities	3,057,823	(139,562)

Net (decrease) increase in cash	(64,928)	450,731

Cash at beginning of period	208,495	647,704

Cash at end of period	$143,567	$1,098,435

Supplemental disclosures of cash flow information

Cash paid for interest	$12,703	$4,646

The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

      The condensed consolidated financial statements of High Speed Net Solutions, Inc. and its subsidiaries included in this Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of High Speed Net Solutions, Inc. and its subsidiaries as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2000 and 2001, its shareholders’ equity as of June 30, 2001, and cash flows for the six month periods ended June 30, 2000 and 2001.

      As disclosed in Note 2 below, High Speed Net Solutions, Inc. (“HSNS”) and Summus, Ltd. effected a business combination (the “Combination”) whereby HSNS, as the legal acquirer, purchased substantially all of the assets and operations of Summus, Ltd., effective February 16, 2001. This transaction was recorded as a business combination under the guidance of Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”).

      The transaction was accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer; HSNS, the acquired corporation. Summus, Ltd. was considered the accounting acquirer in the transaction because Summus, Ltd. received shares of HSNS’s common stock and other securities, to be distributed to the Summus, Ltd. shareholders, representing the largest portion (53.1%) of the voting interests in the combined company (the post-Combination combined company being, for clarity of reference, referred to as the “Company”). In reaching this conclusion, the Company determined that there was not sufficient other evidence to indicate that HSNS should be deemed the acquirer, taking into consideration that: (i) the terms of the Asset Purchase Agreement provided for the Board of Directors of the Company to consist of an equal number of representatives of both Summus, Ltd. and HSNS, with a Summus, Ltd. director serving as Chairman of the Board; (ii) senior management of the Company was to consist of representatives of each of the companies in roughly equal numbers; (iii) post-Combination, the Company’s primary business focus was to be that of Summus, Ltd. at the time of the closing of the transaction; and (iv) the terms of the voting trust agreement with Dr. Bjorn Jawerth (entered into in connection with and upon the closing of the transaction) provided for the release of the shares of common stock of HSNS subject to the voting arrangements set forth therein in increments over roughly a one-year period following the closing of the transaction.

      In view of the reverse acquisition accounting associated with the Combination, the accompanying comparative financial statements as of December 31, 2000, and for the six months ended June 30, 2000, reflect the financial position, results of operations and cash flows of Summus, Ltd. rather than the previously reported financial information of HSNS. The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited balance sheet of Summus, Ltd. as of that date.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in Summus, Ltd.’s audited financial statements for the year ended December 31, 2000, which were filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the year ended December 31, 2000. The Form 10-K, as amended, is available through the Internet in the SEC’s EDGAR database at www.sec.gov or from the Company upon request.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2001, the Company had an accumulated

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

1.  Basis of Presentation — (continued)

deficit of $31,520,113 and a deficiency in working capital. Additionally, for the three months ended June 30, 2001, the Company incurred a significant net loss and experienced negative cash flows from operations. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. As a result of these matters, the Company’s auditors have issued their opinion on the December 31, 2000 financial statements including a going concern explanatory paragraph. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.  Business Combination

      On February 16, 2001, pursuant to the terms of an asset purchase agreement, as amended (the “Asset Purchase Agreement”), HSNS and Summus, Ltd. effected a business combination (the “Combination”) whereby HSNS, as the legal acquirer, purchased substantially all the assets and operations of Summus, Ltd. This transaction was recorded as a business combination under APB 16 because, among other reasons, (i) HSNS acquired all the operating assets and liabilities of Summus, Ltd., (ii) the Company was to carry on all of the activities of the previously separate and independent enterprises (i.e., HSNS and Summus, Ltd.), and (iii) Summus, Ltd. is to be liquidated following its distribution of the equity securities of HSNS received in the transaction.

      From Summus, Ltd.’s perspective, the primary business purpose of entering into the transaction with HSNS was to provide a vehicle for raising capital. Summus, Ltd. was at a stage in its development where it required additional financing or needed to combine with another entity in order to finance its business and realize its other objectives. The business combination with HSNS became the most logical course of action to provide financing to Summus, Ltd. and accomplish other key objectives in view of, among other things, the following:

•	Summus, Ltd. already had a substantial equity interest in HSNS. In fact, the Combination provided both companies the opportunity to capitalize on investments they previously made in each other. Prior to the Combination, Summus, Ltd. owned approximately 27.6% of HSNS and HSNS owned approximately 14% of Summus, Ltd.

•	HSNS had had success in raising equity capital through private placements or other types of fund-raising, notwithstanding its own limited financial resources and unprofitable operations. This caused Summus, Ltd.’s management to believe that the Company (that is, the post-Combination combined company) would be able to continue to have success in raising capital.

•	HSNS was in the process of seeking to register its common stock under Section 12 of the Securities Exchange Act of 1934 and then seeking to have such stock made eligible for quotation on the OTC Bulletin Board®. This offered the potential for future liquidity in such stock.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

2.  Business Combination — (continued)

•	The consideration to be received in connection with the business combination was deemed to represent the highest value among the options considered and, thus, in the best interests of Summus, Ltd. and its shareholders, and allowed Summus, Ltd. to maintain continuity in management and strategic direction.

•	The combination of the two companies offered the potential to create more growth opportunities for the Company based on the expected enhanced access to capital resources.

      In addition, Summus, Ltd. evaluated potential financing alternatives other than via a business combination with HSNS. Nearly every institutional investor contacted declined to make an investment in Summus, Ltd. due to its significant ownership interest in HSNS, a publicly-held company.

      Based on the foregoing, Summus, Ltd. concluded that the acquisition of HSNS was the most practical solution to its financing and growth needs.

      Prior to the closing of the Combination, Summus, Ltd. was the largest shareholder of HSNS. It owned 8,217,781 shares (33.2%) of HSNS’s common stock, approximately 27.6% on a fully diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in the Company increased to 20,593,352 shares (55.5%) of the Company’s common stock on an as-converted basis, approximately 53.1% on a fully-diluted basis.

      The Asset Purchase Agreement contemplates that Summus, Ltd. will liquidate following the completion of its distribution of the Company’s securities received in the transaction to the shareholders of Summus, Ltd. On March 13, 2001, Summus, Ltd. distributed certain of the shares of the Company’s common stock received in the transaction to the shareholders of Summus, Ltd. in accordance with their pro rata interests; the balance of such shares was distributed in mid-July 2001.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

2.  Business Combination — (continued)

      In addition to the items described above, the terms of the Asset Purchase Agreement provided for HSNS’s assumption of approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. were cancelled upon the closing of the Combination.

      All outstanding HSNS options at the date of the Combination were treated as replacement options since the Combination was accounted for as a reverse acquisition with Summus, Ltd. as the accounting acquirer. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), the fair values of the vested and unvested HSNS options of $4.4 million and $2.3 million, respectively, were included as components of the consideration paid in the transaction. The fair values of these options were determined using the Black-Scholes option-pricing model.

      Since HSNS was the legal acquirer while Summus, Ltd. was the accounting acquirer, it was necessary to issue new HSNS stock options to the existing Summus, Ltd. option holders to reflect the new capitalization resulting from the asset acquisition. The number of options issued was determined by comparing the total consideration received by Summus, Ltd. in the transaction to the outstanding equity of Summus, Ltd. prior to the transaction. Since Summus, Ltd. was the accounting acquirer, no value was ascribed to these options.

      In connection with the Combination, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. Under this employment agreement, in exchange for Dr. Jawerth’s covenant not to compete with the Company for a period of 18 months from and after the termination of his employment with the Company, the Company issued options to Dr. Jawerth to purchase 166,667 shares of common stock at $0.50 per share and 333,333 shares of common stock at $3.75 per share. Non-cash compensation expense of $541,688 was recorded upon the issuance of these options as of February 16, 2001, the closing date of the Combination. The issuance of these options was in lieu of a $500,000 cash payment provided for in Dr. Jawerth’s employment agreement.

      Under the Asset Purchase Agreement HSNS agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of HSNS common stock held by Dr. Jawerth (representing $2.5 million in value) at a per share price of not less than $1.50 per share. The Asset Purchase Agreement does not stipulate a date or time period by which such sale is to occur. Under the terms of Dr. Jawerth’s employment agreement, the Company is obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale. The options will be exercisable during the second through the fifth year after the options are issued. Non-cash compensation will be recorded upon the issuance of these options. The non-cash compensation will be determined under the provisions of APB 25, pursuant to which the compensation cost will be based on the difference between the stock option exercise price of $1.50 per share and the traded value of the HSNS common stock on the date the options are issued.

      During the term of the employment agreement, Dr. Jawerth will receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits including severance benefits.

      Purchase accounting was applied to the assets and liabilities of HSNS based upon their fair market values on the acquisition date. The fair market value of HSNS was determined by applying a discount to the traded value of the Company’s shares of unrestricted common stock reflecting (1) the limited public float of the common stock and (2) the thinly traded volume of HSNS’s common stock. The discount applied was similar in proportion to the discount HSNS realized in connection with cash sales of its common stock to third parties. Additionally, since the Company, on a post-Combination basis, assumed the outstanding stock options of HSNS, the fair value of these options was included in determining the valuation of HSNS. The value of the consideration described above totaled $23.5 million. The fair value of the HSNS net liabilities on the date of the Combination totaled approximately $4.0 million, resulting in goodwill valued at approximately $27.5 million.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

2.  Business Combination — (continued)

      The goodwill recorded in connection with the transaction represented the excess of the purchase price over the fair value of net assets acquired in accordance with APB 16. The goodwill is not associated with specific cash flows of the HSNS assets or operations acquired. Rather, the goodwill is considered to be enterprise level goodwill associated with the combined value of the companies resulting from the Combination. The financial forecast of the Company demonstrates a sufficient amount of cash flow to fully realize the amount of recorded goodwill. Additionally, the market capitalization of the Company of $94.1 million at June 30, 2001 does not indicate impairment of the carrying value of the goodwill. Accordingly, the Company’s management believes that the amount of goodwill recorded by the Company in connection with the acquisition of HSNS was determined in accordance with the guidance of APB 16 and is recoverable.

      The accompanying consolidated financial statements include the results of operations of Summus, Ltd. for all periods and the results of operations of HSNS from the date of the Combination.

      The following information reflects unaudited pro forma operating results for the six months ended June 30, 2001 and June 30, 2000, as though the Combination had been completed as of the beginning of 2000:

	Six Months Ended
	June 30,

	2001	2000

Revenues	$507,179	$670,346

Net loss	$(11,205,804)	$(10,948,849)

Loss per share (basic and diluted)	$(0.34)	$(0.50)

3.  Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of Douglas May & Company, Inc. have been presented as discontinued operations for the three and six months ended June 30, 2001 (see Note 9).

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

3.  Significant Accounting Policies — (continued)

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

      The Company follows the provisions of AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.”

      Revenues from software license fees and hardware sales are generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

      Deferred revenue is recorded for amounts received for which the Company has not yet completed its contractual obligations. Deferred revenue related to software agreements is used to offset capitalized software costs related to the software agreements.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

3.  Significant Accounting Policies — (continued)

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

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS 142 in the fiscal year beginning January 1, 2002, and therefore cease all amortization of goodwill as of January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 will result in not recording amortization of approximately $9.2 million in 2002 of the goodwill resulting from the business combination between HSNS and Summus, Ltd. on February 16, 2001 that otherwise would have been recorded.

4.  Deferred Software Royalty Revenue

      In February 1999, Summus, Ltd. entered into a Marketing License Agreement (“MLA”) with HSNS. In consideration for its grant to HSNS of the right to resell certain stand-alone software products specified in the MLA over the three-year term of the agreement, Summus, Ltd. received prepaid software royalty payments in the aggregate amount of $3,000,000, consisting of cash payments of $2,250,000 and 1,500,000

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

4.  Deferred Software Royalty Revenue — (continued)

shares of HSNS common stock valued at $750,000. The value assigned to the 1,500,000 common shares was based on a discounted value of HSNS’s common stock taking into consideration the restricted nature of these shares. This amount was classified as deferred revenue in Summus, Ltd.’s balance sheet.

      In mid-February 2000, Summus, Ltd. and HSNS entered into several agreements (i.e., a master agreement, software license agreement, software maintenance agreement, revenue sharing agreement and software escrow agreement) that superseded the MLA in its entirety. Under these agreements, Summus, Ltd. granted to HSNS a non-exclusive license to use a suite of software products referred to as “MaxxSystem.” The terms of the software license agreement provided for HSNS’s payment of a one-time license fee of $1 million (against which HSNS received a credit of $1 million, under the terms of the master agreement, in recognition of payments HSNS had made under the MLA), and a revenue-based fee of the greater of (i) 10% of the gross revenues generated by HSNS with MaxxSystem, or (ii) $.03 multiplied by the number of rich media messages delivered to recipients (against which HSNS also received a credit of $1 million, under the terms of the master agreement, in recognition of payments made under the MLA). HSNS received an additional credit of approximately $200,000 for other fees due Summus, Ltd. under the software license agreement and/or the software maintenance agreement.

      The payments received by Summus, Ltd. under the MLA, in the aggregate amount of $3 million, were credited against the capitalized software development costs of the software covered by the MLA and the software license agreement. Summus, Ltd. applied $507,604 and $658,332 of its deferred revenue balance against such costs during 1999 and 2000, respectively.

      On February 16, 2001, HSNS and Summus, Ltd. consummated the Combination under the terms of the Asset Purchase Agreement. See Note 2. As of the closing date of the Combination, Summus, Ltd. had not delivered to HSNS all of the MaxxSystem suite of software products specified in the software license agreement and, therefore, was not able to recognize any revenue associated with such agreement. Upon the closing of the Combination, the agreements between Summus, Ltd. and HSNS entered into in mid-February 2000 were made null and void. As a result, the deferred revenue associated with the mid-February 2000 agreements has been recorded as a reduction to the goodwill resulting from the Asset Purchase Agreement.

5.  Common Stock

      Subsequent to the Combination between HSNS and Summus, Ltd. (see Note 2), HSNS has issued 1,052,749 shares of its unregistered common stock and warrants to purchase an additional 2,131,198 shares of common stock for gross proceeds of $2,738,857. The warrants have exercise prices ranging from $3.50 to $5.25 per share, a term of five years and cannot be exercised within five months of the date of issuance.

6.  Preferred Stock

  Series A Preferred Stock

      The Company has 2,000 shares of Series A preferred stock outstanding on June 30, 2001. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the “Liquidation Preference”). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000. As of June 30, 2001, cumulative dividends accrued were $223,441.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

6.  Preferred Stock — (continued)

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

  Series B Preferred Stock

      During February 2001, HSNS amended its bylaws to provide for the authorization of 6,500 shares of Series B preferred stock. HSNS issued 6,000 shares of Series B preferred stock (2,000 of which are being held in escrow) in connection with the Summus, Ltd. asset acquisition. See Note 2. Each share of Series B preferred stock:

•	will be automatically converted into 1,000 shares of common stock, subject to adjustment for stock dividends, stock splits and the like, after HSNS’s charter is amended to increase the number of authorized shares of common stock to at least 60 million shares. Until then, the Series B preferred stock will not be convertible. Under the terms of the Asset Purchase Agreement, HSNS is required to seek shareholder approval to amend its charter to increase the number of authorized shares of common stock so that there will be sufficient shares of common stock available and reserved for issuance upon conversion of the Series B preferred stock;

•	is entitled to receive dividends and participate in distributions upon liquidation, pro rata, with the common stock on an as-converted basis; and

•	will vote equally with the common stock on an as-converted basis.

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

      On June 29, 2001, the Company entered into a settlement agreement and voting agreement with William R. Dunavant and his counsel. Under the terms of such agreements:

•	the Company issued an aggregate of 475,000 shares of common stock to Mr. Dunavant and his counsel which were valued at $352,688. Such amount was determined by applying a discount to the traded value of the Company’s stock on the date of the revised settlement;

•	Mr. Dunavant agreed to certain resale restrictions with respect to all but 350,000 shares of common stock held by him (an aggregate of 2,450,000 shares), specifically, to limit his public resale of such shares to 30,000 shares per calendar month until February 15, 2002;

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

7.  Settlements of Contractual Disputes and Litigation — (continued)

•	the Company agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all of the shares held by Mr. Dunavant, his spouse and his counsel, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement is not filed before July 31, 2001, unless counsel to the Company advised the Company (as counsel has) that it is in the best interests of the Company and its shareholders to delay the filing of such registration statement;

•	Mr. Dunavant, his spouse and his counsel agreed, for a two-year period from the date of the agreements, to vote the shares held by them in favor of and for the election of Board nominees by the Company and to vote such shares in a manner consistent with the recommendation of the Board with respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

•	the Company, on the one hand, and Mr. Dunavant and his counsel, on the other, executed mutual general releases with respect to any and all claims against each other, except with respect to the obligations and liabilities under such agreements.

      At the meeting of the Company’s Board of Directors held on July 20, 2001, counsel to the Company advised the Board that, in counsel’s opinion, it was in the best interests of the Company and its shareholders to delay the filing of a registration statement with the SEC to register the resale of all the shares of common stock held by Mr. Dunavant, his spouse and his attorney. Counsel’s views on this subject took cognizance of, among other things, the critical importance to the Company of:

•	becoming timely in its reporting obligations under the Securities Exchange Act of 1934, as amended (at the time, the Company’s quarterly report on Form 10-Q for the first quarter of 2001, to have been filed on or before May 15, 2001, had not yet been filed); and

•	clearing its Form 10 at the earliest opportunity possible, since the clearance of the Form 10 is a prerequisite to having the Company’s common stock made eligible for quotation on the OTC Bulletin Board® and thereby potentially opening up greater opportunities for the Company to raise capital.

      The Company and its counsel, in accordance with the June 29, 2001 settlement agreement, have kept Mr. Dunavant, through his counsel, apprised of the Company’s contemplated timing with respect to the filing of the registration statement in view of these considerations. Further, the Company has initiated the process by which all of its shareholders with registration rights, including Mr. Dunavant, have been sent a notice seeking an indication from such shareholders of their desire to have their shares subject to such registration rights covered by the registration statement, the number of such shares and their intended plan of distribution. The Company currently anticipates that it will file the registration statement with the SEC within a matter of days after clearing the Form 10.

9.  Subsequent Events

     The AIC Litigation

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

9.  Subsequent Events — (continued)

      The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company has agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement; (ii) $5,000 per month for a period of six months, commencing one month after execution of the settlement agreement; and (iii) $10,000 per month until the balance of the Indebtedness is paid in full. The Company also executed a consent order in favor of AIC providing for AIC’s entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event the Company defaults on its obligations under the settlement agreement.

     Divestiture of “Rich Media Direct” (RMD) Business, including Douglas May & Co., Inc.

      Upon the consummation of the Combination, the Company determined to revise its business plan to focus primarily on Summus, Ltd.’s business operations at the time of the transaction. The Company chose to focus primarily on Summus, Ltd.’s business plan because management perceived it had the potential to create greater shareholder value compared to the scope of HSNS’s business operations. In addition, the Company did not expect to have the fund-raising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. In connection with the Company’s change in business plan, the Company did not establish a plan to divest itself of its “rich media direct” (RMD) business (including Douglas May & Co.’s operations) but began to undertake a management review to determine the appropriate course of action for this portion of its business given the existing and anticipated funding constraints.

      On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. and related rich media direct assets. Under the terms of a share acquisition agreement, the Company acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May in June 2000. The date of the transaction, September 19, 2001, represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 (“APB 30”), for the disposition of the Company’s rich media direct business. Although the measurement date of the disposition occurred in the third quarter of 2001, the results of operations of Douglas May & Co. have been presented as discontinued operations in the Company’s statement of operations for the six months ended June 30, 2001 in accordance with the guidance of APB 30. For the period February 16, 2001 through June 30, 2001, the operations of Douglas May & Co. reflected approximately $267,000 in revenues and a net loss of $49,988. The carrying value of the assets of Douglas May & Co. was approximately $81,000 at June 30, 2001. The Company has recorded a loss of $215,500 on this disposition for the six months ended June 30, 2001.

      As partial consideration for the sale, the Company has been released from its obligations with respect to two allotments of shares of the Company’s common stock issued to Mr. May under the terms of the June 2000 share acquisition agreement, specifically:

•	the obligation to repurchase one allotment of 87,498 shares of the Company’s common stock for $576,000; and

•	the obligation to issue to Mr. May additional shares of the Company’s common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date the Company acquired Douglas May & Co.

      The release is expressly made conditional upon the Company not filing (or having filed against it) a petition in bankruptcy for a period of one year from the closing of the sale of Douglas May & Co. to Mr. May.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

9.  Subsequent Events — (continued)

      Under the terms of the stock purchase agreement, Mr. May retains his option, issued under his now terminated employment agreement with the Company, to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.50 per share, such options being exercisable over a ten-year term.

      In connection with the sale of the Company’s entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company’s MaxxSystem suite of software products developed in connection with the Company’s previously planned “rich media direct” service offering.

      The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, the Company has granted to this company a perpetual, non-exclusive, non-transferable license with respect to some of the Company’s core software technology for image, video compression and video streaming. The technology license agreement provides for the licensee’s payment to the Company of royalties, payable on a quarterly basis, equal to the greater of: (1) a percentage of the “net revenues” derived from the sale or license of end user products using or incorporating the licensed technology or (2) specified minimum amounts. This royalty payment plan will remain in effect each year the agreement remains in effect. The agreement can be terminated by the licensee at any time following the first to occur: (1) payment of $400,000 in royalty payments to HSNS or (2) ninety days prior to the second anniversary of the agreement, provided that $400,000 in royalty payments have been earned by HSNS.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements — (continued)

9.  Subsequent Events — (continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Forward-Looking Statements

      This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	a lack of sufficient financial resources to implement the Company’s business plan, which has resulted in the Company’s receiving a “going concern” opinion from its independent auditors with respect to its audited financial statements as of and for the year ended December 31, 2000;

•	our ability to generate sufficient working capital to meet our operating requirements;

•	our ability to develop and enter into strategic relationships with wireless service providers, semiconductor and device designers, wireless device manufacturers and content providers;

•	timely deployment by wireless service providers, semiconductor and device designers, and wireless device manufacturers of our software in their networks and mobile information devices;

•	the continued growth in demand for wireless and mobile usage;

•	new product development and acceleration of commercial deployment of such products;

•	technological competition, which creates the risk of the Company’s technology being rendered obsolete or noncompetitive;

•	the lack of patent protection with respect to the Company’s technology; and

•	potential infringement of the patent rights of third parties.

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

Overview

      On February 16, 2001, pursuant to the terms of an asset purchase agreement, as amended (the “Asset Purchase Agreement”) HSNS and Summus, Ltd. effected a business combination whereby HSNS, as the legal acquirer, purchased substantially all the assets and operations of Summus, Ltd. This transaction was recorded as a business combination under the guidance of Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”) because, among other reasons, (i) HSNS acquired all the operating assets and liabilities of Summus, Ltd., (ii) the Company was to carry on all of the activities of the previously separate and independent enterprises (i.e., HSNS and Summus, Ltd.), and (iii) Summus, Ltd. is to be liquidated following its distribution of the equity securities of HSNS received in the transaction.

      The acquisition of the assets and operations of Summus, Ltd. was accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer; HSNS, the acquired corporation. Summus, Ltd. was considered the accounting acquirer in the transaction because Summus, Ltd. received shares of HSNS’s common stock and other equity securities, to be distributed to the Summus, Ltd. shareholders, representing the largest portion (53.1%) of the voting interests in the Company (i.e., the combined company). In reaching this conclusion, the Company determined that there was not sufficient other evidence to indicate that HSNS should be deemed the acquirer, taking into consideration that: (i) the terms of the Asset Purchase Agreement provided for the Board of Directors of the Company to consist of an equal number of representatives of both Summus, Ltd. and HSNS, with a Summus, Ltd. director serving as Chairman of the Board; (ii) senior management of the Company was to consist of representatives of each of the companies in roughly equal numbers; (iii) post-combination, the Company’s primary business focus was to be that of Summus, Ltd. at the time of the closing of the transaction; and (iv) the terms of the voting trust agreement with Dr. Bjorn Jawerth (entered into in connection with and upon the closing of the transaction) provided for the release of the shares of HSNS common stock subject to the voting arrangements set forth therein in increments over roughly a one-year period following the closing of the transaction.

      As of February 16, 2001, for accounting purposes the historical financial statements of the Company are those of Summus, Ltd., not HSNS. For this reason, we have included in this registration statement on Form 10 historical financial statements of Summus, Ltd., as well as selected financial data and management’s discussion and analysis of and pertaining to Summus, Ltd.

     The HSNS — Summus, Ltd. Business Combination

      On February 16, 2001, pursuant to the terms of the Asset Purchase Agreement, HSNS and Summus, Ltd. effected a business combination whereby HSNS, as the legal acquirer, purchased substantially all the assets and operations of Summus, Ltd. This transaction was recorded as a business combination under APB 16.

      From Summus, Ltd.’s perspective, the primary business purpose of entering into the transaction with HSNS was to provide a vehicle for raising capital. Summus, Ltd. was at a stage in its development where it required additional financing or needed to combine with another entity in order to finance its business and realize its other objectives. The business combination with HSNS became the most logical course of action to provide financing to Summus, Ltd. and accomplish other key objectives in view of, among other things, the following:

•	Summus, Ltd. already had a substantial equity interest in HSNS. In fact, the combination provided both companies the opportunity to capitalize on investments they previously made in each other. Prior to the combination, Summus, Ltd. owned approximately 27.6% of HSNS and HSNS owned approximately 14% of Summus, Ltd.

•	HSNS had had success in raising equity capital through private placements or other types of fund-raising, notwithstanding its own limited financial resources and unprofitable operations. This caused Summus, Ltd.’s management to believe that the Company (that is, the post-combination combined company) would be able to continue to have success in raising capital.

•	HSNS was in the process of seeking to register its common stock under Section 12 of the Securities Exchange Act of 1934 for purposes of having its stock made eligible for quotation on the OTC Bulletin Board. This offered the potential for future liquidity in such stock.

•	The consideration to be received in connection with the business combination was deemed to represent the highest value among the options considered and, thus, in the best interests of Summus, Ltd. and its shareholders, and allowed Summus, Ltd. to maintain continuity in management and strategic direction.

•	The combination of the two companies offered the potential to create more growth opportunities for the Company based on the expected enhanced access to capital resources.

      In addition, Summus, Ltd. evaluated potential financing alternatives other than a business combination with HSNS. Nearly every institutional investor contacted declined to make an investment in Summus, Ltd. due to its significant ownership interest in HSNS, a publicly-held company.

      Based on the foregoing, Summus, Ltd. concluded that the transaction with HSNS was the most practical solution to its financing and growth needs.

      Prior to the closing of the combination, Summus, Ltd. was the largest shareholder of HSNS. It owned 8,217,781 shares (33.2%) of HSNS’s common stock, approximately 27.6% on a fully diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in the Company increased to 20,593,352 shares (55.5%) of the Company’s common stock on an as-converted basis, approximately 53.1% on a fully-diluted basis.

      The Asset Purchase Agreement contemplates that Summus, Ltd. will liquidate following the completion of its distribution of the Company’s securities received in the transaction to the shareholders of Summus, Ltd. On March 13, 2001, Summus, Ltd. distributed certain of the shares of the Company’s common stock received in the transaction to the shareholders of Summus, Ltd. in accordance with their pro rata interests; the balance of such shares was distributed in mid-July 2001.

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

      In addition to the items described above, the terms of the Asset Purchase Agreement provided for HSNS’s assumption of approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. were cancelled upon the closing of the combination.

      The recorded value of the combination was based on the equity value of the shares of common stock and other equity securities HSNS issued to Summus, Ltd. (for distribution to the Summus, Ltd. shareholders) in the transaction. Since HSNS’s common stock was traded on the Pink Sheets®, the fair market value of the shares of such stock (and other equity securities, on an as-converted basis) issued in the transaction was more readily determinable than the fair market value of the shares of common stock of Summus, Ltd., a privately-held company, exchanged in consideration for such shares of HSNS common stock and other equity securities.

      The value of the shares of the HSNS common stock and the other equity securities issued in the transaction was based on the traded value of such stock on February 16, 2001, the date of closing of the combination, less a discount reflecting: (1) the limited public float of the common stock and (2) the thinly traded volume of HSNS’s common stock. The discount applied was similar in proportion to the discount HSNS realized in connection with cash sales of its common stock to third parties.

      Another component of the value of the combination was the value of the outstanding HSNS stock options. All outstanding HSNS options on February 16, 2001 were treated as replacement options since the combination was accounted for as a reverse acquisition with Summus, Ltd. as the accounting acquirer. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transaction Involving Stock Compensation” (“FIN 44”), the fair values of the vested and unvested HSNS options of $4.4 million and $2.3 million, respectively, were included as components of the consideration paid in the transaction. The fair values of these options were determined using the Black-Scholes option-pricing model.

      Since HSNS was the legal acquirer while Summus, Ltd. was the accounting acquirer, it was necessary to issue new HSNS stock options to the existing Summus, Ltd. option holders to reflect the new capitalization resulting from the transaction. The number of options issued was determined by comparing the total consideration received by Summus, Ltd. in the transaction to the outstanding equity of Summus, Ltd. prior to the transaction. Since Summus, Ltd. was the accounting acquirer, no value was ascribed to these options.

      Purchase accounting was applied to the assets and liabilities of HSNS based upon their fair market values as of February 16, 2001, the date of the combination. The value of the consideration described above totaled $23.5 million. The fair value of the HSNS net liabilities on the date of the combination totaled approximately $4.0 million, resulting in goodwill valued at approximately $27.5 million. The goodwill recorded in connection with the transaction represented the excess of the purchase price over the fair value of net assets acquired in accordance with APB 16. The goodwill is not associated with specific cash flows of the HSNS assets or operations acquired. Rather, the goodwill is considered to be enterprise level goodwill associated with the combined value of the companies resulting from the combination. The financial forecasts of the Company demonstrate a sufficient amount of cash flow to fully realize the amount of recorded goodwill. Additionally, the market capitalization of the Company of $94.1 million on June 30, 2001 does not indicate impairment of the carrying value of the goodwill. Accordingly, the Company’s management believes that the amount of goodwill recorded by the Company in connection with the acquisition of HSNS was determined in accordance with the guidance of APB 16 and is recoverable.

     Divestiture of Rich Media Direct Business

      Upon the consummation of the HSNS — Summus, Ltd. business combination on February 16, 2001, the Company determined to revise its business plan to focus primarily on Summus, Ltd.’s business operations at the time of the transaction. The Company chose to focus primarily on Summus, Ltd.’s business plan because management perceived it had the potential to create greater shareholder value compared to the scope of HSNS’s business operations. In addition, the Company did not expect to have the fund-raising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. In connection with the Company’s change in business plan, the Company’s management began a review to determine the appropriate course of action for its “rich media direct” business (including the operations of Douglas May & Co.) in light of the existing and anticipated funding constraints, but did not establish a plan to divest itself of this business.

      On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction, September 19, 2001, represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 (“APB 30”), for the disposition of the Company’s rich media direct business. Although the measurement date of the disposition occurred in the third quarter of 2001, the results of operations of Douglas May & Co. have been presented as discontinued operations in the Company’s statement of operations for the six months ended June 30, 2001 in accordance with the guidance of APB 30. For the period February 16, 2001 through June 30, 2001, the operations of Douglas May & Co. reflected approximately $267,000 in revenues and a net loss of $49,988. The carrying value of the assets of Douglas May & Co. was approximately $81,000 on June 30, 2001. The Company has recorded a loss of $215,500 on this disposition for the six months ended June 30, 2001.

      Under the terms of the June 2000 share acquisition agreement, the Company acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May on July 10, 2000. As partial consideration for the sale of Douglas May & Co. back to Mr. May, the Company has been released from its obligations with respect to two allotments of shares of the Company’s common stock issued to Mr. May under the terms of the share acquisition agreement, specifically:

•	the obligation to repurchase one allotment of 87,498 shares of the Company’s common stock for $576,000; and

•	the obligation to issue to Mr. May additional shares of the Company’s common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date the Company acquired Douglas May & Co.

The release is expressly made conditional upon the Company not filing (or having filed against it) a petition in bankruptcy for a period of one year from the closing of the sale of Douglas May & Co. to Mr. May.

      Under the terms of the stock purchase agreement, Mr. May retains his option, issued under his now terminated employment agreement with the Company, to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.50 per share, such options being exercisable over a ten-year term.

      In connection with the sale of the Company’s entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company’s MaxxSystem suite of software products developed in connection with the Company’s previously planned “rich media direct” service offering.

      The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, the Company has granted to this company a perpetual, non-exclusive, non-transferable license with respect to some of the Company’s core software technology for image, video compression and video streaming. The technology license agreement provides for the licensee’s payment to the Company of royalties, payable on a quarterly basis, equal to the greater of: (1) a percentage of the “net revenues” derived from the sale or license of end-user products using or incorporating the licensed technology or (2) specified minimum amounts. This royalty payment plan will remain in effect each year the agreement remains in effect. The agreement can be terminated by the licensee at any time following the first to occur of: (1) payment of $400,000 in royalty payments to HSNS or (2) ninety days prior to the second anniversary of the agreement, provided that $400,000 in royalty payments have been received by HSNS.

      The accompanying consolidated financial statements include the results of operations of HSNS from the date of acquisition. Because HSNS is the legal acquirer, the accompanying consolidated financial statements include amounts related to the legally issued shares of common stock, preferred stock and treasury stock of HSNS.

      Following the combination between HSNS and Summus, Ltd., the Company is engaged in research and development contract work for government agencies in the areas of complex imaging and object recognition. Such contract work represented 60% and 76% of Summus, Ltd.’s revenues in the years ended December 31, 2000 and 1999, respectively. Over the past ten years, Summus, Ltd.’s work in this area has led to the development of:

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

      We anticipate that the various components of the BlueFuel™product line will be licensed separately or in combination with one another, with pricing dependent on the number of components licensed. Our present revenue model contemplates that wireless carriers or service providers licensing the BlueFuel™ product line would be assessed a base fee plus a royalty for each subscriber that signs up to use the service (e.g., by downloading BlueFuel™ Player or accessing BlueFuel™Server). A further charge would be assessed if the service provider requires additional servers. In some cases, we may effectively subsidize the rollout of the BlueFuel™ product line through a revenue sharing arrangement entered into with a handset manufacturer, content creator and service provider.

Results of Operations

  Three Months ended June 30, 2001 compared to Three Months ended June 30, 2000

      Revenues. Total revenues decreased $179,552 to $211,019 in the three months ended June 30, 2001, down 46.0% from $390,571 in the three months ended June 30, 2000. The decrease in these revenues was primarily due to a decrease in providing contract services.

      Costs of Revenues. Total costs of revenues decreased $54,726 to $102,484 in the three months ended June 30, 2001, down 34.8% from $157,210 in the corresponding period of the prior year. Costs of contracts and license fees for the three months ended June 30, 2001 and 2000 were comprised primarily of salaries and related costs of providing such services.

      Total gross profit decreased $124,826, or 53.5%, to $108,535 for the three months ended June 30, 2001, compared with $233,361 for the three months ended June 30, 2000. The decrease was primarily attributable to less license fee income in the three months ended June 30, 2001 compared to the corresponding period of the prior year. License fee income generates a higher gross profit percentage compared to contract revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three months ended June 30, 2001, were $1,841,989, compared to $1,551,396 for three months ended June 30, 2000. The increase in selling, general and administrative expenses resulted primarily from the business combination between HSNS and Summus, Ltd.

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

      Research and Development. Research and development costs for the three months ended June 30, 2001, were $115,657 compared to $378,656 for the three months ended June 30, 2000. The decrease in these costs was due primarily to the reduced staffing level in the first quarter of 2001 compared with that during the comparable period in the prior year.

      Gain on Sale of Stock of Equity Investee. Gain on the sale of stock of equity investee for the three months ended June 30, 2000 was $117,188. In 1999, Summus, Ltd. acquired shares of HSNS common stock which it later sold to third parties. During the three months ended June 30 2000, Summus, Ltd. sold 100,000 shares of HSNS common stock for gross proceeds of $200,000, resulting in a gain on sale of $117,188.

      Participation in loss of Equity Investee. Participation in loss of equity investee for the three months ended June 30, 2000, was $1,010,479. In 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of Summus, Ltd.’s initial investment. During 2000, Summus, Ltd.’s investment in HSNS was reduced to zero as a result of Summus, Ltd.’s sales of shares of HSNS common stock and through Summus, Ltd.’s share of the losses of HSNS.

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

  Six Months ended June 30, 2001 compared to Six Months ended June 30, 2000

      Revenues. Total revenues decreased $163,167 to $507,179 in the six months ended June 30, 2001, down 24.3% from $670,346 in the six months ended June 30, 2000. The decrease in these revenues was primarily due to a decrease in providing contract services.

      Costs of Revenues. Total costs of revenues decreased $51,606 to $235,756 in the six months ended June 30, 2001, down 18.0% from $287,362 in the corresponding period of the prior year. Costs of contracts and license fees for the six months ended June 30, 2001 and 2000 were comprised primarily of salaries and related costs of providing such services.

      Total gross profit decreased $111,561, or 29.1%, to $271,423 for the six months ended June 30, 2001, compared with $382,984 for the six months ended June 30, 2000. The decrease was primarily attributable to less license fee income in the six months ended June 30, 2001 compared to the corresponding period of the prior year. License fee income generates a higher gross profit percentage compared to contract revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the six months ended June 30, 2001, were $3,607,288, compared to $2,893,056 for six months ended June 30, 2000. The increase in selling, general and administrative expenses resulted primarily from the business combination between HSNS and Summus, Ltd.

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

      Research and Development. Research and development costs for the six months ended June 30, 2001, were $217,386 compared to $773,913 for the six months ended June 30, 2000. The decrease in these costs was due primarily to the reduced staffing level in the first half of 2001 compared to that during the comparable period of the prior year.

      Gain on Sale of Stock of Equity Investee. Gain on the sale of stock of equity investee for the six months ended June 30, 2000 was $3,244,767. In 1999, Summus, Ltd. acquired shares of HSNS common stock which it later sold to third parties. During the six months ended June 30 2000, Summus, Ltd. sold 915,000 shares of HSNS common stock for gross proceeds of $4,057,500, resulting in a gain on sale of $3,244,767.

      Participation in loss of Equity Investee. Participation in loss of equity investee for the six months ended June 30, 2000, was $2,082,693. In 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of Summus, Ltd.’s initial investment. During 2000, Summus, Ltd.’s investment in HSNS was reduced to zero as a result of Summus, Ltd.’s sales of shares of HSNS common stock and through Summus, Ltd.’s share of the losses of HSNS.

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

      Loss from Discontinued Rich Media Direct Operations. The Company recorded a loss from operations of its “rich media direct” business of $49,988, as well as a loss on disposal of this business segment of $215,500, for the six months ended June 30, 2001. The Company’s divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.

Liquidity and Capital Resources

      As of June 30, 2001, the Company had $143,567 of cash on hand and negative working capital of approximately $5.1 million. As of such date, the Company had approximately $5.2 million of accounts payable, accrued expenses, notes payable and capital lease obligations and was in default of payment terms with several of its vendors. The vendors for which more significant amounts are owed have been contacted. The Company has been in discussions with such vendors for purposes of seeking to negotiate down the amounts due, extend the payment terms and/or satisfy amounts due through a combination of cash and stock.

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

      As previously reported, in the first half of 2001 the Company has taken steps to reduce its “burn rate” through a reduction in personnel, termination of the lease of office space and other expense reduction activities. The Company has also focused its immediate attention on the operations and growth of its wireless and mobile business.

      As of June 30, 2001, the Company anticipated that the sale of its equity securities would represent the primary source of the Company’s funding, as the Company has no credit facilities. We cannot guarantee that we will continue to be able to raise capital or that if we do so it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership. The Company’s continuation as a going concern depends on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.

      The success and growth of the Company’s business, post-combination, is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for the Company to execute on its business plan, the Company anticipates that it will require approximately $15 million in working capital within the next twelve months, in part to expand its operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America. It is imperative that the Company market and sell or license its products where the infrastructure is capable of supporting our technology. This will represent a significant cost to the Company but is critical to its future success. By establishing operations in targeted areas around the world, supported by the necessary marketing resources, the Company will be able to work with local carriers, device manufacturers and content providers and seek to shorten sales cycles established with its targeted customer base.

      Cash Flow used in Operating Activities. Net cash used in operating activities was $3,109,254 in the six months ended June 30, 2001, compared to $3,467,207 in the corresponding period of the prior year. The decrease in net cash used in operating activities was due primarily to the reduced staffing level in the first half of 2001 compared with that during the comparable period in the prior year.

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

•	the sale of 1,052,749 share of the Company’s common stock, along with warrants to purchase an additional 2,131,198 shares of common stock, at exercises prices ranging from $3.50 to $5.25 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregate proceeds of $2,738,857;

•	$500, representing proceeds from the exercise of stock options for 2,000 shares of common stock;

•	$540,000 representing the proceeds of a loan from HSNS extended under the terms of the Asset Purchase Agreement. Upon the closing the HSNS-Summus, Ltd. business combination, the indebtedness was cancelled in its entirety;

•	$121,534 in principal payments on capital lease obligations; and

•	$100,000 in cash payments in partial settlement of the Dunavant loss contingency.

      Net cash flow used in financing activities of $139,562 in the six months ended June 30, 2000, represented cash payments on capital lease and note agreements.

New Accounting Pronouncements

      In June 1998, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires that derivative instruments be recognized as either assets or liabilities in the consolidated balance sheet based on their fair values. Changes in the fair values of such derivative instruments will be recorded either in results of operations or in other comprehensive income, depending on the intended use of the derivative instrument. The initial application of SFAS 133 will be reported as the effect of a change in accounting principle. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. Because the Company has not historically used derivative financial instruments, the Company does not anticipate that SFAS 133 will have a material impact on its consolidated financial statements.

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS 142 in the fiscal year beginning January 1, 2002, and therefore cease all amortization of goodwill as of January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 will result in not recording amortization of approximately $9.2 million in 2002 of the goodwill resulting from the business combination between HSNS and Summus, Ltd. on February 16, 2001 that otherwise would have been recorded.

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

      On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. A check of the court docket has revealed that nothing was filed during this 60-day period. We believe that Mr. Yarborough and Mr. Gordon are in the process of reaching or have reached a settlement of this matter. The Company has not recorded a loss contingency relating to this complaint because; in management’s opinion, it is not probable that a loss contingency exists and an amount cannot be reasonably estimated.

  The ENELF Litigation

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated, Aware, Inc. and Summus, Ltd. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. We have filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity and unenforceability. We have recently entered into settlement discussions with ENELF, but are prepared to provide a vigorous defense to this lawsuit. The Company has not recorded a loss contingency relating to this lawsuit because, in management’s opinion, it is not probable that a loss contingency exists and an amount cannot be reasonably estimated.

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

  Stock/ Option Issuances to Directors, Officers and Employees

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

HIGH SPEED NET SOLUTIONS, INC.

Date: September 28, 2001

By:	/s/ BJORN JAWERTH _______________________________________ Bjorn Jawerth

Co-Chief Executive Officer

Date: September 28, 2001

By:	/s/ ROBERT S. LOWREY _______________________________________ Robert S. Lowrey

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

10.3		Settlement Agreement and Release, dated August 7, 2001, between Analysts International Corporation and High Speed Net Solutions, Inc.

10.4		Master Porting Agreement, dated as of July 27, 2001, between High Speed Net Solutions, Inc. d/b/a Summus, Ltd. and Samsung Electronics America

10.5	*	Letter of Employment, dated June 7, 2001, between High Speed Net Solutions, Inc. and Barry J. Johnson

10.6		Consulting Agreement, dated June 15, 2001, between High Speed Net Solutions, Inc. and John Maxwell

10.7	*	Letter of Employment, dated August 9, 2001, between High Speed Net Solutions, Inc. and John Maxwell

10.8		Consulting Agreement, dated July 9, 2001, between High Speed Net Solutions, Inc. d/b/a Summus and Chris Kremer

*	Executive compensation plans and arrangements