Form 10-K/A
period 2000-12-31
HIGH SPEED NET SOLUTIONS INC
filed 2001-10-01
CIK 1104332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.001 per share

(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐ No.  ☒

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ No delinquent filers.

      The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $          as of August 31, 2001 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares outstanding of the registrant’s common stock as of August 31, 2001 was 35,735,789.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K
in which the Document
	Document	is incorporated

N/ A		None

HIGH SPEED NET SOLUTIONS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

EXPLANATORY REFERENCE

      On February 16, 2001, High Speed Net Solutions, Inc. (“HSNS”) and Summus, Ltd. effected a business combination whereby HSNS, as the legal acquirer, purchased substantially all of the assets and operations of Summus, Ltd. The transaction was accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer; HSNS, the acquired corporation. As explained in greater detail in this annual report on Form 10-K for the year ended December 31, 2000, Summus, Ltd. was considered the accounting acquirer in the transaction because Summus, Ltd. received shares of HSNS’s common stock and other securities, to be distributed to the Summus, Ltd. shareholders, representing the largest portion (53.1%) of the voting interests in the combined company. As of February 16, 2001, for accounting purposes the historical financial statements of the “Company” are those of Summus, Ltd., not HSNS.

      For clarity of reference, in this annual report on Form 10-K for the year ended December 31, 2000 references to “HSNS” are to High Speed Net Solutions, Inc. prior to the HSNS — Summus, Ltd. business combination. References to the Company are to the post-combination combined company.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

      This annual report on Form 10-K for the year ended December 31, 2000, contains forward-looking statements. These statements relate to, among other things, future events or the Company’s future financial performance, operating results, planned product introductions and cash requirements. The Company has attempted to identify forward-looking statements by terminology such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “outlook” or similar expressions. These statements are only predictions and are not guarantees of future performance. They are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results, levels of activity, performance or achievements to differ materially from those expressed in the forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The Company is not obligated to update these statements or publicly release the results of any revisions to them to reflect events or circumstances occurring after the date of this annual report on Form 10-K for the year ended December 31, 2000 or to reflect the occurrence of unanticipated events.

      Certain risk factors that could cause actual results to differ from expectations are set forth in this annual report on Form 10-K for the year ended December 31, 2000. The Company cannot assure you that its results of operations will not be adversely affected by one or more of these factors.

PART I

Item 1.  Business.

Overview

      High Speed Net Solutions, Inc. d/b/a Summus (“we” or the “Company”), following the February 2001 acquisition of substantially all of the assets and operations of Summus, Ltd. (“Summus, Ltd.”) in a transaction accounted for as a business combination, is engaged in research and development contract work for government agencies in the areas of complex imaging and object recognition. Such contract work represented 60% and 76% of Summus, Ltd.’s revenues in the years ended December 31, 2000 and 1999, respectively.

      Over the past ten years, Summus, Ltd.’s focus has been on providing its expertise in the fields of mathematics, including wavelets, non-linear partial differential equations and dynamical systems, and graph theory and topology, for purposes of developing complex imaging and object recognition technologies that have been applied by its government agency clients to:

•	mine detection (both land and sea);

•	automatic target recognition, de-noising and image compression and decompression;

•	side scan sonar 3D imaging;

•	missile imaging software (smart bomb technology); and

•	3D (simulation and mapping).

      Our government contract work will continue to focus on solving specific technical and scientific problems in the government sector. The government contract work has led to the development of software development kits that allow software developers to create new software products that are compatible with and complementary to our software and technology, and revenue generation through licensing and sales of that technology. Currently we are undertaking two major research projects:

(1)	automatic identification and reconstruction of distinctive geological and topographic information of the seafloor bottom from side scan sonar images; and

(2)	development of a computer model for the generation of synthetic side scan sonar images.

      In conjunction with our government work, we are currently exploring applications of our complex imaging and object recognition technologies in the medical sector. Our current focus is on computerized medical diagnosis solutions for the anatomical pathological (AP) market.

      As of February 2001, we revised our business plan, consistent with the Summus, Ltd. business plan at the time of the HSNS — Summus, Ltd. business combination, to focus primarily on applications of our acquired compression software and technology in the mobile and wireless market. We are in the process of developing proprietary “compression” software and technology to enable the creation, transmission, playing and management of multimedia content (e.g., still images, graphics, video) over wireless networks. This data compression technology, the foundation for our current and anticipated future products and services, is designed to address the maximum data rate (referred to as “bandwidth”) constraints of the existing wireless network infrastructure, and is expected to remain of value even after the anticipated widespread buildout and deployment of the “third generation” (3G) wireless network infrastructure, to enable mobile, high-speed access to a wide range of telecommunications services supported by fixed telecommunications networks and other services specific to mobile users. There are widely varying estimates as to when 3G buildout and deployment will occur, ranging between 2003 to 2007. See “The Mobile and Wireless Market” below.

      We are targeting our software and technology toward certain segments of the mobile and wireless markets, including:

•	manufacturers of mobile and wireless devices such as Internet-enabled cell phones (so-called “smart” phones that include a microbrowser to allow the viewing of specifically formatted Internet informa-

tion), wireless personal digital assistants (PDAs), two-way pagers and other handheld or portable devices (e.g., a laptop with a cable connection to a cell phone operating as a modem);

•	content providers or “portals”; and

•	service providers such as mobile network operators and mobile virtual network operators.

Historical Operating Results/ Financial Condition

      HSNS has, since commencing business operations, incurred net losses. For the years ended December 31, 2000 and 1999, HSNS had a net loss of $12,441,655 and $9,684,529, respectively. As of December 31, 2000, HSNS had an accumulated deficit of $24,264,113 and a working capital deficit of $3,051,731. With the foregoing in mind, HSNS’s auditors have included in their report on HSNS’s consolidated financial statements an explanatory paragraph which describes an uncertainty about HSNS’s ability to continue as a going concern.

      Summus, Ltd. has also incurred net losses. For the years ended December 31, 2000 and 1999, Summus, Ltd. had a net loss of $11,451,281 and $8,846,980, respectively. As of December 31, 2000, Summus, Ltd. had an accumulated deficit of $23,414,113 and a working capital deficit of $3,727,660. With the foregoing in mind, Summus, Ltd.’s auditors have included in their report on the Summus, Ltd. financial statements an explanatory paragraph which describes an uncertainty about Summus, Ltd.’s ability to continue as a going concern.

      For the six months ended June 30, 2001, the Company had a net loss of $8,039,146. As of June 30, 2001, we had an accumulated deficit of $31,520,113 and a working capital deficit of $5,112,717.

      The Company expects to continue to incur net losses for an extended period of time. To date, we have generated limited revenue from our operations and have been dependent upon issuances of our equity to raise the necessary operating capital to sustain our operations. Subject to our liquidity constraints, we intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.

Our History

      HSNS was incorporated in 1984 under the name of EMN Enterprises, Inc. and remained a non-operating shell company until August 1998. In August 1998, EMN Enterprises acquired all the assets and assumed the liabilities of Marketers World, Inc., a private company that intended to engage in leasing computer systems. Ormond Trust, an entity established by Bradford Richdale, received shares of stock representing a controlling interest in EMN Enterprises following Marketers World’s distribution of the shares received in the transaction. HSNS subsequently changed its name to Zzap.net.inc.

      In September 1998, Zzap.net.inc. acquired all the issued and outstanding shares of capital stock of Brad Richdale Direct, Inc. At the time of the acquisition, Brad Richdale Direct was not an operating entity and its only significant asset was its marketing and licensing rights to technology proprietary to Summus, Ltd. By year-end 1998, Zzap.net.inc. discontinued the business operations of Marketers World and Brad Richdale Direct and changed its name to the current name — High Speed Net Solutions, Inc.

     The HSNS — Summus, Ltd. Business Relationship

      In February 1999, HSNS entered into a Marketing License Agreement (“MLA”) with Summus, Ltd. under which HSNS obtained:

•	the exclusive right (other than with respect to government agencies and government contractors, and the original equipment manufacturer (OEM) market, for which Summus, Ltd. retained all rights) to resell and sublicense a streaming product to be used to demonstrate Summus, Ltd.’s video compression — decompression technology in a streaming video application over networked and low bandwidth communication channels (e.g., the incremental delivery and playing of video clips over the Internet); and

•	the non-exclusive right to resell and sublicense three other software products, including software to compress still images into wavelet form and a video e-mail-like product to be used for recording, compressing and e-mailing personal video clips recorded from a personal computer (PC) video camera.

      Each of the four products specified under the MLA was completed and ready for resale at the time HSNS entered into the MLA. Due to HSNS’s very limited financial resources and marketing personnel at the time, HSNS’s initial sales and marketing efforts were made principally from its web site and HSNS did not realize any revenues from these products.

      In August 1999, Summus, Ltd. acquired a majority of the then outstanding shares of common stock of HSNS. Summus, Ltd. subsequently sold a portion of its shares of HSNS’s common stock to third parties such that by December 31, 1999, Summus, Ltd.’s interest had been reduced to approximately 44%. Upon acquiring HSNS’s shares, Summus, Ltd. replaced HSNS’s management team with its designees. Shortly after the closing of the transaction, HSNS’s new management team determined to revise its business plan. Rather than functioning as a reseller of Summus, Ltd. software products, management determined that HSNS should operate as an application service provider, utilizing the Summus, Ltd. compression technology, to enhance the effectiveness of e-commerce, digital advertising, direct marketing campaigns and multimedia — what HSNS termed “rich media direct.”

      The change in HSNS’s focus resulted in its commencement of negotiations with Summus, Ltd. to modify the companies’ business relationship. These negotiations led to HSNS entering into a series of agreements with Summus, Ltd. in mid-February 2000. Under these agreements, Summus, Ltd. granted to HSNS a non-exclusive license to use a suite of software products referred to as “MaxxSystem.” The MaxxSystem product suite, version 1.0, to be delivered by Summus, Ltd. over a period of six months, was to, among other things:

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

      The consideration to be received by Summus, Ltd. for the grant of the license of the MaxxSystem suite of software products was to consist of (i) a one-time license fee of $1 million (against which HSNS received a credit of $1 million in recognition of payments made by HSNS under the MLA), and (ii) a revenue-based fee equal to the greater of 10% of the gross revenues generated by HSNS with MaxxSystem, or $.03 multiplied by the number of rich media messages delivered to recipients (against, which HSNS also received a credit of $1 million in recognition of payments made under the MLA).

      The software license agreement envisioned a close working relationship between the two companies, with HSNS acting as a beta-version user of Summus, Ltd.’s software and providing prospective licensees and references for and demonstrations of such software. In return, Summus, Ltd. agreed to pay HSNS a percentage of all revenue received by Summus, Ltd. in connection with the licensing of MaxxSystem products.

      Toward the end of the first quarter of 2000, a combination of market conditions and potential government regulatory actions caused HSNS to modify its short- and longer-term plans for revenue generation as an application service provider of multimedia content over the Internet. Market resistance developed to the delivery of Internet services via “.exe” file types following certain software vendors’ delivery of such files with viruses. This prompted many companies to configure firewalls to block all files with an .exe extension. This limited the market for e-mail distribution using the MaxxNote (i.e., the video e-mail) module of MaxxSys-

tem. At about the same time, the Federal Trade Commission initiated an investigation into the use of information gathered by permission-based marketing through e-mails and banner ads. In addition, feedback from HSNS’s early distribution and campaign management service offerings made evident that HSNS needed to add to its service offerings video streaming (together with the computer hardware, network and support facilities to enable use of video streaming) to be a viable player in the marketplace.

      Because HSNS viewed Summus, Ltd.’s compression technology as key to differentiating its rich media direct service delivery from the service offerings of other companies in this market, HSNS entered into discussions with Summus, Ltd. that led to the two companies entering into an asset purchase agreement at the end of October 2000. That agreement was subsequently amended on December 30, 2000 and again on January 31, 2001.

      From Summus, Ltd.’s perspective, the primary business purpose of entering into the transaction with HSNS was to provide a vehicle for raising capital. Summus, Ltd. was at a stage in its development where it required additional financing or needed to combine with another entity in order to finance its business and realize its other objectives.

      On February 16, 2001, HSNS and Summus, Ltd. effected the business combination, at which time HSNS acquired substantially all of Summus, Ltd.’s assets and operations, including its intellectual property in encoding, manipulating, compressing, managing and distributing digital multimedia content, and assumed approximately $2.8 million of Summus, Ltd.’s liabilities. The terms of the asset purchase agreement contemplate that Summus, Ltd. will liquidate following the winding up of its business activities. In accordance with generally accepted accounting principles, the transaction is accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer; HSNS, the acquired corporation.

     Acquisition of Douglas May & Co., Inc.

      On July 10, 2000, HSNS, as part of its strategy to focus on its rich media direct service offering, acquired all of the issued and outstanding capital stock of Douglas May & Co., Inc., a marketing and advertising company that provides design assistance and commercial content development, including audio, video, images and animation, as well as web site design and construction. The acquisition of Douglas May & Co. was expected to create synergies with HSNS’s planned rich media direct service offering. By virtue of the acquisition of Douglas May & Co., HSNS generated its first significant revenues and, from an accounting standpoint, thereby exited the development stage.

     Divestiture of Rich Media Direct Business

      Upon the consummation of the HSNS — Summus, Ltd. business combination on February 16, 2001, the Company determined to revise its business plan to focus primarily on Summus, Ltd.’s business operations at the time of the transaction. The Company chose to focus primarily on Summus, Ltd.’s business plan because management perceived it had the potential to create greater shareholder value compared to HSNS’s business operations. In addition, the Company did not expect to have the fundraising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. In connection with the Company’s change in business plan, the Company’s management began a review to determine the appropriate course of action for its rich media direct business (including the operations of Douglas May & Co.) in light of the existing and anticipated funding constraints.

      On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. In connection with the sale of the Company’s entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company’s MaxxSystem suite of software products.

      The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, the Company has granted to the licensee a perpetual, non-exclusive, non-

transferable license with respect to some of the Company’s core software technology for image, video compression and video streaming.

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

      Many users have become accustomed to the Internet providing them with access to a wide variety of multimedia content. However, to access this multimedia content, most users today are limited to using PCs that connect to the Internet through wired connections. As personal and business lives become increasingly mobile and complex, we believe many people are finding that wired local area network (LAN) and wide area network (WAN) connections are no longer able to meet all of their Internet access needs. Time-sensitive or location-specific information may require real-time communications, available when and where needed. We believe that more and more Internet users want to be able to send and receive messages, buy goods and services, or negotiate transactions from any point at any time. The implementation and build-out of wireless LAN, with the wiring of hotels, airports, corporate campuses and retail establishments such as coffee houses, is suggestive of this perceived desire for mobility.

      The increased need for mobility has coincided with and is reinforced by the reported rapid growth in worldwide use of wireless and mobile technologies. Given the projections of key industry analysts, the convergence of wireless communications and mobile Internet access appears inevitable.

      From the perspective of the wireless service providers, competition is increasing as a result of deregulation, privatization, industry consolidation and the continued deployment of multiple competing wireless networks within the same geography. Although many wireless service providers have experienced strong subscriber growth, efforts to attract and retain these subscribers have resulted in significant price-based competition. Furthermore, increased competition has resulted in higher customer acquisition costs, lower average revenue per subscriber and a greater likelihood that subscribers will switch from one wireless service provider to another, a phenomenon known as “customer churn.” In response to these trends, wireless service providers are seeking ways to differentiate their services to generate additional revenue, attract new subscribers and promote subscriber loyalty. Many wireless service providers have already made significant investments to migrate from analog networks to more robust digital networks in an effort to improve the efficiency, capacity and bandwidth of their wireless networks and are now developing and testing next-generation, higher bandwidth networks to support the delivery of more bandwidth-intensive applications and services. Mobile data services are expected to be the cornerstone of wireless carriers’ efforts to reduce customer churn, increase average revenue per use, and generate the revenues to cover the considerable network infrastructure investments being made.

      The emergence of the Internet as a distribution channel for multimedia content has increased competition among programming providers, as well. Programming providers include traditional media companies, such as newspapers and television networks, as well as new digital content providers. Traditional media companies are seeking to adapt their existing content, as well as develop new content, for deployment over the Internet, while new digital content providers are designing content specifically for delivery over the Internet. Consequently, programming providers are designing and deploying streaming interactive video, audio, animation and other multimedia content in an effort to enrich their web sites and attract users. These trends have led to a significant increase in content available on the Internet, creating an intensely competitive environment among programming providers to maintain and broaden their potential audience. As a result, programming providers are seeking new platforms other than PCs for their multimedia content, including PDAs, smart phones and other mobile information devices.

      For wireless to deliver on its anticipated potential, wireless devices must be supported by an overall value proposition — a combination of device, wireless network, content and services, together with product and service pricing models — satisfactory to the end user. The differing characteristics of wireless device use in different geographic markets suggest that what will prove satisfactory to end-users in those markets may differ. U.S. users and service providers have built up expectations that wireless Internet will provide a user experience similar to wireline Internet. This Internet orientation is attributable to the well-developed fixed infrastructure with ample broadband access potential (via cable or DSL) that exists in the U.S., together with the flat-rate pricing structure for local calls and cable access which lends itself to high-volume usage. Given the high expectations for a wireless Internet that will emulate the wireline Internet experience, the constraints of today’s wireless technology may lead to much disappointment among users as they pay for apparently inferior access to content (as a function of lower speeds with higher latency, and the risk of a lost connection at any moment). In contrast, in Europe (where industry analysts estimate that 70% of adults have mobile phones) and in Japan, the mobile phone has become an inherent part of life. To date, the data needs of Europeans have been largely limited to more simple wireless Internet services, such as short message service (SMS) (similar to e-mail).

      Regardless of how participants in the wireless industry seek to deliver the Internet to subscribers, a number of major issues and challenges exist, including:

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

      Third generation wireless systems, the standards for which have been defined by the International Telecommunications Union (ITU) offers the promise of:

•	a high degree of commonality of design worldwide;

•	compatibility of services within the 3G standards, with fixed networks;

•	capability to support circuit and packet data at high bit rates (144 kb/second or higher in high mobility (vehicular) traffic; 384 kb/second or higher for pedestrian traffic; 2 Mb/second or higher for indoor traffic);

•	high quality;

•	use of small-pocket terminals with worldwide roaming capability;

•	capability for multimedia applications, and a wide range of services (e.g., paging, voice telephony, digital data, audio and visual communications) through bandwidth “on demand”; and

•	common billing/user profiles (through the sharing of usage/rate information between service providers and standardized call detail recording).

      A key objective of 3G is to enable users of personal terminals to go anywhere in the world and, in a variety of situations (indoor/outdoor and in a range of geographic environments), to have access to a minimum set of services. However, upgrading today’s networks to meet the 3G standards will require huge investments by wireless carriers in spectrum, as well as base stations and other infrastructure equipment, even before existing investments have proven profitable.

     Availability of Bandwidth

      Government studies performed by three U.S. governmental agencies (i.e., the Federal Communications Commission, the Commerce Department and the Department of Defense) released in late March 2001 have cast significant doubt that there will be frequency bandwidth or spectrum available for all those interested in obtaining licenses when such licenses are auctioned (anticipated to occur between 2002 and 2004), licenses viewed as crucial to the roll-out of the third generation wireless high speed Internet-enabled handheld technology. The studies of military, other governmental and commercial users of the airwaves have concluded, in effect, that the spectrum has become overcrowded real estate with little room for co-existence between current license holders and those seeking new licenses, most notably wireless telephone companies.

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

     Will Demand Meet Expectations?

      Notwithstanding the projections of industry analysts, there remains some uncertainty as to whether cellular users really want their phones for other than voice calls. Even with the less-developed Internet infrastructure in Europe and Asia, which has contributed to the popularity of wireless, most users still use their devices for messaging and communications, not Internet surfing. A June 2000 survey by the Yomiuri Shimbun, a leading Japanese newspaper, found that 40% of Internet-enabled mobile phone users are not accessing the Internet. A Nippon Research Institute study in September 2000 came to a similar conclusion. A January 2001 survey conducted by Ion Global found that 26% of the respondents who subscribe to NTT DoCoMo’s i-mode service don’t use their handsets for e-mail or online content. The same is true in the U.S., where only about 5-6 million mobile phones are Internet-enabled. This may be, in part, because networks require cumbersome data compression using the so-called Wireless Application Protocol (WAP) to enable web site slivers to be viewed on tiny cell phone screens. Currently, web sites have to be specifically designed for WAP. WAP is based on Wireless Markup Language (WML). Only about 1% of the web is available in WML.

     Sufficiently Valuable Applications/ Services

      The promise of mobile data will be realized only if compelling, revenue-generating applications and information services are developed, on platforms enabling Internet access on any wireless network. Service providers will also have to address the different configurations of content for Internet-enabled mobile handsets so as to work on an array of such devices and be able to scale to suit the bandwidth of a variety of mediums.

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

      We are developing multimedia technology, specifically, our BlueFuel™ product line (described below under “Our Products — Future Products”), designed to address the bandwidth, error constraints, contention with voice and data traffic, and power challenges associated with multimedia content transmission over existing and future wireless networks. In an increasingly multimedia-oriented environment, multimedia content consumes bandwidth when transmitted, as well as storage space at origin and destination. Multimedia content within text-based communications translates into increased transmission time, greater storage requirements and higher communications costs. Even with the increased bandwidth of third generation network infrastructure, there should still be a need to make the best possible use of available bandwidth. Thus, we believe there will be a continuing need for our multimedia technology aimed at this market into the indefinite future. However, we can provide no assurance that we will be able to establish or maintain any significant presence or competitive position in the wireless and mobile market, or that the recent and anticipated continued rapid growth in worldwide use of wireless and mobile technologies will necessarily result in growth in our business.

      The technology that is at the core of our existing products is based on certain key mathematical theories and tools, using advances and results from the fields of wavelets, non-linear partial differential equations and dynamical systems, and graph theory and topology. We use these tools to create highly efficient algorithms for different types of information processing with low computational complexity and low memory usage.

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

      The basic ideas of wavelets and wavelet transforms were developed in the 1980s. A rather imprecise definition of wavelets is that they are building blocks that can quickly decorrelate data. Wavelets allow the representation of data in terms of wavelet coefficients that are more “compact” than the original representation. The decorrelation power is possible because the wavelets already resemble the date to be represented (i.e., they have the same correlation structure as the data, both in terms of space and frequency). In addition, the wavelet representation leads to rapidly converging approximations to functions that satisfy mild smoothness assumptions. The wavelet representation of a data set can be found quickly, so that one can switch between the original representation of the data and its wavelet representation in a time proportional to the size of the data. The fast decorrelation power of wavelets is the key to their usefulness in compression applications.

      Wavelets are useful because they lead to accurate and efficient prediction (thus enabling fewer bits to describe the information), but are unable to address fully the requirements of the high level processes. To solve the more challenging problems presented by our business focus and the BlueFuel™ product suite — limited bandwidth, processing power, memory, input/output (I/ O), etc. — we have developed “representation” tools and techniques that extend beyond the limitations of wavelets. These tools build on the same fundamental approach: an integrated and coordinated interaction between low and high level processing.

Our Strategy

      Critical to our success will be successful commercial deployment of our BlueFuel™ software product suite under development, and our ability to develop and commercialize new enhancements to such technology in a timely manner. In that regard, we hired Barry J. Johnson as Vice President-Products in mid-June of 2001. Mr. Johnson has served in various product marketing capacities at Motorola, Inc., Gateway, Zenith Data Systems, NCR and, most recently, Dial2Go, Inc. Mr. Johnson’s first projects at the Company will be to prioritize our product development efforts and position our new product line to maximize revenue generation.

      We have a strong reputation within the government market as a result of our providing research and development work for numerous Department of Defense organizations such as the Office of Naval Research, the Army Research Lab, the Night Vision Lab, Air Force Office of Scientific Research, Sandia Labs and Los Alamos Labs, and are hopeful our reputation in the government market will contribute to providing the Company with credibility in the commercial sector, which may be vital as a new entrant in our target market. We are currently allocating about 15% of our resources to government contract work, which has historically contributed to the funding required to exploit the development of new dual use technologies.

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

      In an effort to expand our operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America, the Company has recently entered into a marketing agent agreement with Dial2Go, Inc., a small consulting company, under which Dial2Go will act as our marketing representative in South Korea. In that capacity, Dial2Go will market our multimedia technology to wireless subscriber carriers and manufacturers of mobile and wireless devices located in South Korea, where the Code Division Multiple Access (CDMA) air interface is predominant. In addition, we have engaged two individuals, based in Sweden, to act as consultants and expect to open an office in Sweden within the next few months for purposes of increasing our business development, sales and technical resources targeted toward the European market.

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

      To implement our business plan, we anticipate that we will need approximately $15 million in working capital in the next twelve months. Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest up to approximately 35% of our working capital to research and development and personnel to ensure the continued development of our technology and its compatibility with new generations of hardware and software. Specifically, we intend to improve our multimedia technology, including image, graphics and video technology, and build on our experience gained in developing our information management technology.

     Semiconductor and Device Designers and Manufacturers

      Our relationship with semiconductor and device designers and manufacturers will revolve around embedding our products for decoding content in the microprocessors or digital signal processors (DSPs) in digital cell phones and PDAs.

      We are currently working with Qualcomm, Inc. to develop a multimedia platform for applications such as video and image delivery and playback, as well as 3D graphics delivery and rendering, that is compatible with Qualcomm’s Binary Runtime Environment for Wireless (BREW) wireless operating system. BREW is an applications platform for wireless devices using a variety of air interfaces including, among others, Code Division Multiple Access (CDMA), which is expected to be the leading standard for third generation, high speed wireless voice and data communications (notwithstanding that GSM is currently the de facto standard in Europe and Asia, with a reported 475 million subscribers worldwide as of February 2001 versus a reported

80 million CDMA subscribers worldwide as of December 31, 2000), because of CDMA’s greater network capacity (as a result of adjusting the transmission rate when there is no voice or data on the channel), rapid and smooth migration to high speed data capability (thus, minimizing service interruptions during technology upgrades), growing international coverage, and highest transmission speed. The BREW platform provides a standard programming environment that gives software developers the tools to create compelling wireless applications and services that can be offered by wireless carriers to their customers. Qualcomm has established a multi-tiered membership program designed to support developers of BREW-compatible wireless applications, and we have become a core developer under that program. Neither our participation in nor status as a core developer within the program imposes any obligations on Qualcomm to purchase any our products.

      We recently entered into a master porting agreement with Samsung Electronics America, a subsidiary of Samsung Electronics Co. Ltd., a global leader in semiconductors, consumer electronics and digital convergence technology, that sets forth the basic terms that would apply to the Company’s development of its technology and solution ports to various Samsung product lines, including Samsung’s digital signal processors (DSPs).

     Content Providers

      In seeking to build relationships with content providers, our approach will be to provide products for encoding and efficient storage of multimedia content for viewing by digital cell phones or PDAs. Content providers are accustomed to traditional means of message delivery (i.e., print media and the Internet). The mobile and wireless media extend the reach of content providers, thereby offering the potential for increased revenue generation. We are currently engaged in discussions with various content providers with whom we may enter into commercial alliances to deliver, for example, sports and entertainment content using our BlueFuel™ suite of products. See “Our Products” below.

     Cellular Carriers

      In seeking to build relationships with cellular carriers, we will focus on providing technology to facilitate multimedia content transmission via specific carrier air interface networks (e.g., GSM, TDMA, CDMA) in conjunction with carrier device manufacturers. We are in discussions with several carriers as to how to best utilize our technology in their networks.

Our Products

     Existing Products

      We develop proprietary commercial software for complex imaging, information management, object recognition and multimedia compression with existing applications in the fields of mobile and wireless communications and information processing. Our current product portfolio includes:

•	Wavelet Image Software Developers Kit (SDK) Version 4.1 — This product allows software developers to incorporate wavelet compression technology within their products. The Wavelet Image SDK will be updated to include support for JPEG2000, an international still image compression standard approved in January 2001. The Wavelet Image SDK will be updated to support rendering of JPEG2000 images as well as advanced features available only through Summus wavelet implementations.

•	Photo ID Software Developers Kit (SDK) Version 2.0 — This product provides all the standard features of the Wavelet Image SDK with the addition of specialized compression technology to handle portrait-style images, such as passport, license and credit card photos.

      Summus, Ltd. generated revenues from the licensing of these software development kits of $292,142, $101,682 and $105,112 in 2000, 1999 and 1998, respectively. Our current revenue stream from these products is primarily attributable to renewal or supplemental licenses.

     Future Products

      We anticipate that our future wireless and mobile device related products will, among other things, shorten the time by which multimedia information is broadly available using such devices, enhance and expand the multimedia experience for the mobile and wireless device user and establish a foundation for our future growth. Such products are expected to address features that participants in this market have identified as key to delivering on the overall value proposition, including:

•	cool processing focused (to address size, display, battery life, power dissipation and memory constraints or limitations);

•	form factor and application adaptive (i.e., enabling multimedia capability on a broad array of mobile and wireless devices, such as PDAs, smart phones and cell phones);

•	technology agnostic and wireless telephony standards sensitive (i.e., compatible with a broad variety of mobile and wireless software platforms and hardware devices, irrespective of the wireless air interface);

•	modular and flexible architecture/framework (i.e., able to deliver multiple types of multimedia solutions including video, audio, still image, 3D, animation and graphics);

•	application-specific end-to-end solutions focused (i.e., providing a full suite of software products from the “player” software for the mobile or wireless device, to the server software, to the tools for multimedia content creation);

•	always-on/on-the-fly decision support (i.e., access to content and information anywhere, any time, which is expected to be possible upon the deployment and implementation of the third generation wireless network infrastructure);

•	privacy vs. individualization (i.e., solutions that ensure the privacy of information and security of transactions, yet enable the user to get the content in the time and manner desired);

•	information sharing networks (i.e., providing multimedia messaging capabilities and the ability to share content with others); and

•	fast, reliable and robust information access (i.e., making full use of the capabilities of the greater bandwidth of the third generation wireless network).

      Although the rapid and significant technological change occurring within the wireless communications industry may dictate a change in the Company’s product development strategy, the Company anticipates that its future product portfolio will include the following:

•	THE EFFICIENCY ENGINE™ — an operating framework designed to efficiently route, store and monitor multimedia traffic in a network. Our framework is the basis for making it possible to efficiently transmit and view multimedia content over current and future wired or wireless networks. We anticipate marketing the Efficiency Engine™ to wireless carriers, device manufacturers and content providers.

•	BLUEFUEL™ VIDEO — video compression software for multimedia applications. The software will enable the delivery of multimedia content faster and more efficiently than other methods available today. The BlueFuel™ Video software will offer content on existing and next generation devices in smaller file sizes and at faster speeds than prevailing technologies. Because of its efficiency, mobile handsets will be optimized to deliver exceptional video quality — even with low-bandwidth connection speeds — while at the same time conserving battery power. We have developed a prototype of BlueFuel™ Video, which we demonstrated at the CTIA wireless information technology and Internet show held in San Diego in mid-September 2001. We anticipate marketing BlueFuel™ Video, in conjunction with wireless carriers and manufacturers of cell phones and PDAs, primarily to content providers.

•	BLUEFUEL™ IMAGE — software enabling image applications on mobile phones and other wireless devices. We performed a public, over-the-air demonstration of the BlueFuel™ Image module,

downloading and displaying high quality sports images using between four and seven kilobits per second of bandwidth on the Verizon CDMA network downloaded from our server, in mid-September 2001.

•	BLUEFUEL™ CREATE — a content creation tool designed specifically for optimized user experience for specific types of devices in both the wired and wireless market. Blue Fuel™ Create will run primarily in a PC environment and take advantage of the Efficiency Engine’s™ operating environment to provide content for both wired and wireless markets. In addition, a subset of BlueFuel™ Create may be available in specific devices to take advantage of content compression within the device. This creation tool will support our proprietary technology as well as industry standard formats. We anticipate marketing BlueFuel™ Create to content providers.

•	BLUEFUEL™ SERVER — our multimedia streaming server, designed for optimized delivery over wired and wireless networks. This server will utilize our Efficiency Engine™ operating environment to serve content to both wired and wireless end user devices. Our server will support our proprietary framework as well as industry standard formats. We anticipate marketing BlueFuel™Server to content providers, wireless portals and wireless carriers.

•	BLUEFUEL™ PLAYER — BlueFuel™ Player software will be designed for wireless, PC and handheld devices. BlueFuel™ Player will be optimized to support content created and served with BlueFuel™ Create and BlueFuel™ Server, utilizing the Efficiency Engine™ framework. In addition, BlueFuel™ Player will support content provided from third party servers and support REAL and MPEG4 formats. We anticipate marketing BlueFuel™ Player to manufacturers of cell phones and PDAs.

      We are presently focusing our product development resources on adapting or “porting” BlueFuel™ to the Qualcomm BREW platform. This effort is expected to consume the majority of our technical and business development resources through the balance of 2001. We anticipate that the first version of the BlueFuel™ Efficiency Engine™ will be available during the fourth quarter of 2001. We are targeting commercial release of BlueFuel™ Video solution (including BlueFuel™ Player, BlueFuel™ Create and BlueFuel™ Server) in the first quarter of 2002. In parallel with this effort, we are dedicating additional resources to define, develop and execute a beta/field trial for BlueFuel™ Video to support our internal development efforts and begin to develop market awareness of the BlueFuel™ product suite. This beta/field trial is planned for the fourth quarter of 2001. We are pleased with the results of our internal testing of the prototypes of the BlueFuel™ Video and BlueFuel™ Image modules.

      The Company is currently targeting Symbian OS as the next wireless operating system or platform to which to adapt or port BlueFuel™. Symbian OS is an applications platform, developed by Ericsson, Nokia, Motorola, Panasonic and Psion PLC, for wireless devices using the GSM air interface network, which is predominant in Europe. This will require focused engineering resources to execute. We are targeting commercial release of products ported on this platform in the second quarter of 2002.

      We expect that the commercial versions of the BlueFuel™ product suite will be completed and deployed in the time, and will perform in the manner, anticipated. However, in the past Summus, Ltd. has experienced delays in the release dates of certain of its software products and upgrades of such products, including certain modules that were to comprise MaxxSystem. As a result, we can provide no assurances that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner.

      We anticipate that the various components of the BlueFuel™ product suite will be licensed separately or in combination with one another, with pricing dependent on the number of components licensed. Our present revenue model contemplates that wireless carriers or service providers licensing the BlueFuel™ product suite would be assessed a base fee plus a royalty for each subscriber that signs up to use the service (e.g., by downloading BlueFuel™ Player or accessing BlueFuel™ Server). A further charge would be assessed if the service provider requires additional servers. In some cases, we may effectively subsidize the rollout of the

BlueFuel™ product suite through a revenue sharing arrangement entered into with a handset manufacturer, content creator and service provider.

      In addition to our mobile and wireless focus, we are also currently exploring applications of our complex imaging and object recognition technologies in the medical sector. Our current focus is on computerized medical diagnosis solutions for the anatomical pathological (AP) market. No prediction can be presently made as to the date by which this software will be ready for commercial deployment.

Sales and Marketing

      We intend to market our technology primarily through our direct sales force, and through leading semiconductor and device designers and manufacturers, and programming providers. We are continuing to build a team of application and field engineers to support our direct sales force in business development and sales activities.

      Our lack of financial resources (which has and will continue to dictate that most of our energies be dedicated to marketing efforts in the U.S.) has hampered our ability to fully capitalize on our marketing strategy, which is focused primarily on increasing awareness of the capabilities of our technology, developing relationships with content providers, wireless carriers and Internet portals. We are also engaged in promoting our brand name and creating demand for our software and services. We market our products through industry trade shows, press releases, public relations initiatives (including through consultants) and our web site. In addition, we are actively working with a number of trade publications and industry analysts to educate the market on the deployment and benefits of our software. As of August 31, 2001, we had 5 employees in our marketing and sales department, and we expect this number to increase over the next 12 months, subject to our liquidity constraints.

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

Research and Development

      The market for our services is, and is likely to remain, characterized by rapid technological change and evolving industry standards, making timely product innovations critical. The introduction of products embodying new technology and the emergence of new industry standards could render existing products obsolete and unmarketable. We believe that our future success will depend on our ability to provide software and technologies to meet specific market demands, license and/or develop and market new products and enhancements to existing products on a cost-effective and timely basis in response to customer requirements, as well as market trends and demand. Accordingly, our business plan provides for us to continue to invest significantly in research and development. As of August 31, 2001, we had 19 employees engaged in research and development. Research and development currently represents 61% of our work force and 34% of our operational expenses.

Intellectual Property Rights

      Much of our complex imaging and object recognition technology currently or to be incorporated into our existing software development kits and products under development for the medical sector is the result of retaining ownership of inventions made under U.S. government-funded research and development projects. With respect to any invention made with government assistance, the government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the technology or have the technology employed for or on its behalf throughout the world for government purposes. Under certain conditions, the U.S. government has “march-in rights.” These rights enable the U.S. government to require us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to responsive applicants, upon terms that are reasonable under the circumstances, for governmental purposes. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the U.S. The exercise of these rights by the U.S. government could create potential competitors for us in the government sector if we later determine to develop the technologies and utilize the inventions in which the government has exercised these rights. Otherwise, we retain all commercial rights to our technology.

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

      We generally enter into confidentiality agreements with our employees and consultants and generally control access to and distribution of our documentation and other proprietary information. However, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

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

Employees

      As of August 31, 2001 we had 42 full-time employees, including 5 in marketing and sales, 21 in research and development, 9 in corporate operations and administration and 7 in our former subsidiary, Douglas May & Co. We also have engaged six consultants, two in marketing, two in product development and two in operations. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

RISK FACTORS

•   We have incurred substantial losses, expect to incur losses in the future and may never achieve profitability.

      HSNS has, since commencing business operations in August 1998, incurred net losses. For the years ended December 31, 2000 and 1999, we had a net loss of $12,441,655 and $9,684,529, respectively.

      Summus, Ltd. has also incurred net losses. For the years ended December 31, 2000 and 1999, Summus, Ltd. had a net loss of $11,451,281 and $8,846,980, respectively. As of December 31, 2000, Summus, Ltd. had an accumulated deficit of $23,414,113 and a working capital deficit of $3,727,660.

      For the six months ended June 30, 2001, the Company had a net loss of $8,039,146 and expects to continue to incur net losses for an extended period of time. As of June 30, 2001, we had an accumulated deficit of $31,520,113 and a working capital deficit of $5,112,717.

      To date, we have generated limited revenue from our operations (including the operations of Douglas May & Co., which we have just sold) and have been dependent upon issuances of our equity to raise the necessary operating capital to sustain our operations. We intend to continue to expend significant financial and management resources on the development of our proposed products and services, and other aspects of our business.

      We will need to increase significantly our revenues to achieve and maintain profitability. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability. With the foregoing in mind, the auditors of both HSNS and Summus, Ltd. have included in their report on each company’s financial statements as of and for the year ended December 31, 2000, an explanatory paragraph which describes uncertainty as to each of HSNS’s and Summus, Ltd.’s ability to continue as a going concern.

•   If we are unable to obtain substantial additional financing we may not be able to remain in business.

      We require substantial working capital to fund our business. For us to implement our business plan, we anticipate that we will need approximately $15 million in working capital in the next twelve months. We have had significant net losses and negative cash flow from operations since inception and expect to continue to do so for the foreseeable future. Our capital requirements will depend on several factors, including the rate of market acceptance of our products and services, the ability to establish and expand a customer base and the growth and effectiveness of our marketing efforts. If capital requirements vary materially from those currently planned, we may require additional financing. At present we have no arrangements or commitments for any financing. Financing may not be available when needed on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop further or enhance our products and services, take advantage of future opportunities, respond to competitive pressures or, ultimately, to continue in business.

•   We are in default for non-payment under several of our material contracts with previous and existing vendors and such vendors may seek payment through litigation or otherwise.

      As of June 30, 2001, we had approximately $5.2 million of accounts payable, accrued expenses, notes payable and capital lease obligations and are in default in the aggregate amount of $1.1 million with certain of our vendors, none of which are supplying products or services critical to current product development focus. We have been and remain in discussions with such vendors for purposes of seeking to negotiate down the amounts due, extend the payment terms and/or satisfy amounts due through a combination of cash and stock. In certain cases, we have structured extended payment terms providing from 9-18 months of additional time to effect payment. In addition to our indebtedness to vendors, we are also delinquent in the payment of amounts due legal and other advisors. There can be no assurance that our vendors and advisors will be willing to agree to any concessions or that we will be able to generate sufficient funds to satisfy our debts.

      Our ability to make payments on our debts depends upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating and financing activities is insufficient, we may be required to continue to take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance debt, seeking to have creditors agree to payment in the form of our common stock or other equity securities in lieu of cash, selling assets or operations, or taking measures to reduce our expenses. Any or all of these actions may not be sufficient to allow us to service our debt obligations, avoid litigation by creditors or, ultimately, to continue in business.

•   We are attempting to commercialize a new technology and new product line in what is for us a new market and, to date, have invoiced no sales from this product line.

      We are attempting to commercialize our BlueFuel™ product suite, which is currently under development, in what is, for us, a new market. Although the Company is in the process of building relationships with wireless and mobile device manufacturers, content providers and cellular carriers, the Company has not, to date, entered into any revenue generating contractual agreements with these parties or executed any product orders for this product line.

•   With the divestiture of Douglas May & Co., Inc. and our MaxxSystem-based rich media direct service offering, the business operations of the Company that remain are entirely that of Summus, Ltd. at the time of the business combination. A significant percentage of Summus, Ltd.’s revenue stream in recent years has been derived from agencies of the U.S. government. If the U.S. government uses less of our services or terminates its relationship with us, our revenues could decline substantially and our business could be harmed.

      We have recently divested ourselves of our “rich media direct” business, which includes Douglas May & Co., Inc. As a result, our continuing business operations consist of that of Summus, Ltd. at the time of the HSNS — Summus, Ltd. business combination. In the years ended December 31, 2000 and 1999, 60% and 76%, respectively, of Summus, Ltd.’s revenues were derived from agencies of the U.S. government, principally the Department of Defense. We believe that government projects are likely to continue to account for a significant portion of our revenues for the foreseeable future.

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

      Much of our complex imaging and object recognition technologies currently or to be incorporated into our existing software development kits and products under development for the medical sector is the result of retaining ownership of inventions made under U.S. government-funded research and development projects. With respect to any invention made with government assistance, the government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the technology or have the technology employed for or on its behalf throughout the world for government purposes. Under certain conditions, the U.S. government has “march-in rights.” These rights enable the U.S. government to require us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to responsive applicants, upon terms that are reasonable under the circumstances. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the U.S. The exercise of these rights by the government could create potential competitors for us in the government sector if we later determine to develop the technologies and utilize the inventions in which the government has exercised these rights. We otherwise retain all commercial rights to our technology.

•   Under the terms of his executive employment agreement, we granted Dr. Bjorn Jawerth, our Co-Chief Executive Officer and Chief Scientist, a license to make and use new technology developed during the 12-month period following the HSNS — Summus, Ltd. business combination, subject to his fiduciary duties as a director and/or officer of the Company.

      In connection with the HSNS — Summus, Ltd. business combination in February 2001, we entered into an executive employment agreement with Dr. Bjorn Jawerth. For a more complete description of the terms of that employment agreement, see Item 11. “Executive Compensation — Employment Agreements.” Under the terms of the employment agreement, we granted to Dr. Jawerth a personal, non-exclusive, non-transferable worldwide license, without the right to sublicense, to make and use “New Technology” (as defined in the Company’s Inventions Awards Plan) that is developed at any time during the 12-month period beginning on February 16, 2001, the closing date of the HSNS — Summus, Ltd. business combination. The Inventions Awards Plan defines “New Technology” as “enhancements or new methods involving the business of the Company and developed by any of the eligible employees and owned by the Company, that generate revenue for the Company. New Technology does not include existing technology of the Company or technology from Summus, Ltd.”

      Dr. Jawerth’s rights under this license are subject to his fiduciary duties as a director and officer of the Company and to his obligations under the non-compete provisions of the employment agreement, which have a duration of 18 months following the termination of the employment agreement for any reason. This license will terminate twelve months after the closing of the business combination or such later date as may be determined by the Board of Directors, excluding Dr. Jawerth. If the Company ceases to be a going concern prior to the termination of the license, the license will be perpetual and will include the rights to sell products and services using the new licensed technology and the right to sublicense. In view of the foregoing and particularly in light of the Company’s financial condition, Dr. Jawerth may have certain conflicts of interest with respect to the development of new technology. Should Dr. Jawerth take any actions that we perceive to be inconsistent with or in breach of his fiduciary duties as an officer or director of the Company, the members of the Board of Directors other than Dr. Jawerth will take actions deemed appropriate and consistent with applicable law. However, we have no established policies or procedures with respect to such matters.

      In addition, if the Company were to cease to be a going concern, its liquidation value would likely be diminished because, though the technology subject to this license is proprietary to the Company, Dr. Jawerth’s license may reduce the value of such technology upon liquidation.

•   Both HSNS and Summus, Ltd. have issued equity securities for consideration or, in the case of stock options, with exercise prices below market value which has resulted and will result in the recording of compensation expense and, in turn, an increase in our net losses.

      In the year ended December 31, 1999, HSNS awarded stock options to its employees, consultants and directors exercisable for a total of 1,075,000 shares of common stock, and options to non-employees exercisable for a total of 1,140,000 shares of common stock, at exercise prices below market value on the date of grant. HSNS also issued 335,500 shares of its common stock in 1999 for consideration less than the market value of such shares at the time of issuance (after applying a discount to the market value based on the restricted nature of the securities issued). For the year ended December 31, 1999, HSNS incurred compensation expense and non-cash charges related to the stock option grants and share issuances in the approximate amount of $4.3 million. HSNS’s net loss for 1999 increased by the corresponding amount of the compensation expense and non-cash charges.

      As explained in Item 1. “Business — Our History,” the HSNS — Summus, Ltd. business combination, which closed on February 16, 2001, is to be accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer. As of February 16, 2001, for accounting purposes the historical financial statements of the “Company” are those of Summus, Ltd., not High Speed Net Solutions, Inc. Operating results thereafter will reflect the combined operations of Summus, Ltd. and High Speed Net Solutions, Inc. Thus, the issuance by Summus, Ltd. of equity securities for consideration or, in the case of options, with exercise prices below market value, has resulted and will result in the recording of compensation expense and an increase in the net loss of the Company.

      In the year ended December 31, 2000, Summus, Ltd. awarded stock options to its employees and directors exercisable for 1,613,838 shares of its common stock at exercise prices below market value on the date of grant. Summus, Ltd. issued 53,401 shares of its common stock in 1999 for consideration less than the market value of such shares at the time of issuance. For the years ended December 31, 2000 and 1999, Summus, Ltd. incurred compensation expense related to the stock option grants and share issuances in the amount of $3,106,472 (of which $2,127,962 was amortized to expense) and $2,670,050, respectively.

      As of December 31, 2000, we anticipate that the Company will incur additional expense in the approximate amount of $978,510 over the three years ending December 31, 2003. Our earnings/(net loss) will be decreased/(increased) by the corresponding amount of compensation expense in each of the stated years. We may also compensate our employees and directors with stock options or grant warrants to purchase our common stock in the future that may have a dilutive effect on our earnings.

•   Our past and potential future issuances of equity securities have diluted and may continue to materially dilute the interests of holders of the Company’s common stock.

      We have issued equity securities in several instances in lieu of effecting payment in cash of amounts due (or alleged to be due) vendors, current and former officers and directors, and shareholders. By way of example only:

•	HSNS has issued an aggregate of 2,275,000 shares of its common stock to William R. Dunavant and his counsel under the terms of several settlement agreements entered into following Mr. Dunavant’s initiation of litigation against HSNS in January 2000 as a result of its failure to register 350,000 shares of its common stock by an agreed-upon date.

•	In June 2001, we entered into a settlement agreement with entities affiliated with one of our shareholders, Bradford Richdale, under which we issued 250,000 shares of our common stock in satisfaction of indebtedness to such entities in the aggregate amount of $435,301 (representing an effective value per share of $1.74).

•	Under the terms of the executive employment agreement the Company entered into with Dr. Bjorn Jawerth in February 2001, we were obligated to pay Dr. Jawerth $500,000 in cash as compensation for his non-competition covenants. In lieu of such cash payment, we issued to Dr. Jawerth options to purchase 166,667 shares of our common stock exercisable for $0.50 per share and options to purchase 333,333 shares of our common stock exercisable for $3.75 per share.

      In addition, we have the ability to issue options and other stock-based awards under our 2000 Equity Compensation Plan to directors, officers, employees and consultants, and have reserved up to 6,500,000 shares of our common stock under the plan. We also have outstanding warrants exercisable for 6,466,096 shares of our common stock.

      The issuance of shares of our common stock or other equity interests for these and other purposes may not, in all cases, be dilutive to shareholders because the purchase price (actual or effective) or exercise price, as the case may be, may exceed the market price of our common stock. However, in many instances, issuances of shares of our common stock or other equity interests have been at (or are exercisable for) a price that represents a discount to the then traded value of our common stock. In any event, past and anticipated future issuances of additional shares of our common stock or other equity interests have and will continue to dilute the proportional ownership interests of existing shareholders.

•   The sale of a large number of shares of our common stock could depress our stock price.

      Of the 35,735,789 shares of our common stock outstanding as of August 31, 2001, an aggregate of 26,775,525 shares are freely tradable without restriction in the public market unless the shares are held by “affiliates,” as that term is defined in Rule 144(a)(1) under the Securities Act of 1933. This includes the 20,218,733 shares of common stock issued in the HSNS — Summus, Ltd. business combination. The terms of the asset purchase agreement governing this transaction include a “market stand-off” provision under which the Summus, Ltd. shareholders who received shares of the Company’s common stock in the transaction have agreed to a limitation in the number of shares that may be sold during the twelve-month period following the closing of the transaction (which occurred February 16, 2001). Specifically, only 1.5% of the shares held by any such shareholder may be sold or otherwise disposed of in public market transactions in each of the third through twelfth months following the closing. This restriction does not, however, apply to an indeterminate number of shares issued to Dr. Bjorn Jawerth and his ex-spouse equal in value to $2.5 million and $1.0 million, respectively. Upon the first anniversary of the closing, there will be no contractual restrictions on the sale or disposal of any of the shares issued in the transaction.

      In addition, as of August 31, 2001, there were outstanding warrants to purchase 6,466,096 shares of the Company’s common stock and options to purchase 4,660,276 shares of the Company’s common stock, 2,047,241 of which were fully vested.

      In accordance with registration rights that we have granted to various individuals and entities, we are obligated to register approximately 13.5 million shares of our common stock, including shares underlying warrant agreements, for public resale. We intend to file a registration statement on Form S-1 to register any and all shares for which the holders seek to have covered by such registration statement as soon as reasonably practicable. Further, we may be obliged to grant registration rights in connection with future issuances of securities providing for accelerated entry into the marketplace of such securities.

      The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, if at all.

•   The mobile and wireless multimedia industry is new and rapidly evolving, and we may not be able to accurately predict its size, needs, development or rate of growth.

      The market for our software and technologies is new and rapidly evolving. Wireless service providers are only beginning to offer commercial services that require our software and, as a result, we cannot assess current or future demand for wireless delivery of multimedia content. We also do not know whether our software will address the needs of the mobile and wireless market or whether this market will be large enough to sustain our business. We may not be able to develop and introduce software, software enhancements or services that respond to market demands, technology developments, increased competition or industry standards on a timely basis, or at all. If this market does not evolve in the manner or in the timeframe that we anticipate, or if we are unable to respond to new market developments promptly, our business and prospects may suffer.

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

      We are in the early stages of developing these relationships. None of these relationships have been formalized as yet in revenue-generating agreements. In particular, our relationships with wireless service providers are at a very early stage and, as a result, we have not determined whether our contemplated revenue model will be accepted by them. We may need to modify our revenue model to suit the needs of particular wireless service providers. If we are unable to establish a sufficient number of strategic relationships on terms commercially favorable to us, our business and prospects are likely to be adversely affected.

•   Our business will depend on others providing multimedia content and developing applications for mobile information devices.

      The amount and availability of multimedia content and applications for delivery over wireless networks will likely be key factors in determining whether, and the rate at which, wireless service providers deploy our software and technology. This will, in turn, likely depend on how rapidly wireless carriers build out the third generation wireless infrastructure. Our business will depend on third parties to adapt their existing content and develop new content for delivery over wireless networks. If third parties fail to develop sufficient quantities of multimedia content and applications, wireless service providers may not commercially deploy our software and technology, and our business and prospects are likely to be adversely affected.

•   Our business will depend on wireless service providers adopting our BlueFuel™ software and on their subscribers’ demand for multimedia content.

      Our success will depend heavily on timely deployment by wireless service providers of our BlueFuel™ product suite in their networks. Wireless service providers may not deploy, or may be slow in deploying, our software due to a number of factors including the availability of competing products, lack of subscriber demand, as well as interoperability, implementation, support or maintenance concerns. In addition, if our current or future field trials with wireless service providers are unsatisfactory, they may not deploy our software or may require costly or time-consuming modifications to our software before deployment.

      Even if wireless service providers offer multimedia content services based on our software, their subscribers may not be willing to buy these services. Subscribers are accustomed to viewing video images on the comparatively large displays of television screens and PC monitors and may not be willing to use mobile information devices, which typically have smaller screen sizes, to view multimedia content. Additionally, subscribers may not be willing to pay to view multimedia content on mobile information devices because this content can be viewed at a lower cost using other connections, such as satellite and wireline connections. Moreover, subscribers may not be willing to purchase new devices or upgrade their existing devices to include multimedia content viewing capability.

•   If mobile information devices for delivery of multimedia content are not widely adopted or if semiconductor and device designers and manufacturers fail to embed our BlueFuel™ technology in their products, our business will be harmed.

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

      We are in the early stages of building relationships with semiconductor and device designers and manufacturers. Even if we secure binding agreements with these designers and manufacturers, they may not produce, promote or sell devices that incorporate our technology. If we fail to achieve widespread distribution of our technology in mobile information devices, our business and prospects are likely to be adversely affected.

•   If we fail to commercialize our BlueFuel™ technology, or to develop and commercialize additional enhancements to such technology, we may not be able to compete effectively and our business will suffer.

      Our BlueFuel™ technology is new and has not yet been commercially deployed. Our success depends on our ability to commercially release our software based on our technology in a timely manner. Our success also depends on our ability to develop and commercialize new enhancements to our technology in a timely manner. If we fail to commercialize successfully our software and technology, or to develop new software and technology, we will not be able to compete successfully.

•   Summus, Ltd. has in the past experienced delays in product releases, and we may similarly experience delays in the release of products and upgrades in the future.

      We will need to continue to introduce, on a timely basis, new products and product upgrades to add new features, functionality and technology that our target customer base desires. In the past, Summus, Ltd. has experienced delays in the release dates of certain of its software products and upgrades of such products, including certain modules that were to comprise MaxxSystem. As a result, no assurances can be provided that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner. Due to the complexity of these products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of products or product upgrades. In addition, the reallocation of resources associated with any such postponement would likely cause delays in the development and release of other future products or enhancements to our currently available products. This could have a material adverse effect on our results of operations.

•   We expect that the wireless communications industry and its technology will undergo significant change in the foreseeable future. If we do not continuously improve our technology in a timely manner, our products could be rendered obsolete.

      The wireless communications industry is experiencing rapid and significant technological change. This change includes the increase in pace of upgrades in existing wireless systems, evolving and constantly changing industry standards, ongoing improvements in the capacity and quality of digital and compression technologies, and changes in consumer needs and preferences. Alternative technologies may develop for the provision of wireless services and other compression technologies to wireless services that are superior to those that we plan to offer to the wireless market. These alternative technologies may render our products and technologies obsolete in the future. Accordingly, our success depends on our ability to adapt to these changes, particularly to develop or adapt products and services or acquire new products and services that can compete successfully. There can be no assurance that we will select and develop appropriate technology and products on a timely basis. Our failure to develop or obtain appropriate technology could adversely affect our ability to be competitive.

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

•   If we endeavor to expand our limited presence in international markets we will become subject to additional business risks.

      We may decide to expand what is now a limited presence, through consultants and agents, in international operations. To do so we would likely have to enter into relationships with foreign business partners. This strategy contains risks, including difficulty in managing international operations due to distance, language and cultural differences, and an inability to successfully market and operate services in foreign markets. There are also risks inherent in doing business on an international level, including unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, and potentially adverse tax consequences.

•   Regulations governing the wireless communications industry may indirectly adversely affect our business.

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

      Our common stock currently trades on the Pink Sheets®, a quotation service operated by Pink Sheets, LLC. The Pink Sheets® does not impose listing standards or requirements, does not provide automatic trade executions, and does not maintain relationships with quoted issuers. Issuers whose securities are traded on the Pink Sheets® may experience a greater spread between the “bid” and “asked” prices of their securities compared with securities traded on a national securities exchange or Nasdaq, and a limited liquidity in their securities. In addition, many investors have policies against the purchase or holding of securities traded in the over-the-counter markets. Trading in an over-the-counter market such as the Pink Sheets® has, and will continue to, affect both the trading volume and the market value of our common stock for the foreseeable future.

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

•   Ownership of our common stock is concentrated in certain shareholders, which could make it more difficult to effect or prevent a change in control or other transactions.

      The interest of management in our common stock could conflict with the interest of our other shareholders. As of August 31, 2001, our executive officers and directors beneficially own, on a fully-diluted basis (but exclusive of the 2,000,000 shares of common stock, on an as-converted basis, held in escrow under the terms of the asset purchase agreement by which HSNS and Summus, Ltd. effected their business combination), an aggregate of approximately 36% of our outstanding shares of common stock. As a result, our executive officers and directors will be able to exercise greater control over the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control, and make some transactions more difficult or impossible without the support of these shareholders, including proxy contests, mergers, tender offers, and open-market share purchase programs that could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price for shares of our common stock, which, in turn, could reduce the market price of such shares.

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

      Our future success depends on the continued services and performance of our senior management and other key personnel, including Dr. Bjorn Jawerth and Richard F. Seifert, our co-Chief Executive Officers; Gary E. Ban, our Chief Operating Officer/ Chief Information Officer; Robert S. Lowrey, our Chief Financial Officer; Dr. Jiangying Zhou, our Vice President of Research; Leonard Mygatt, our Executive Vice President of Advanced Technology; and Barry J. Johnson, our Vice President – Products. The loss of the services of any member of our senior management or other key employees could cause significant disruption in our business. We have employment agreements with certain members of senior management but we do not currently maintain any “key person” life insurance. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, sales and marketing and customer service personnel. Competition for qualified personnel is intense, particularly where we are located in Raleigh, North Carolina. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed.

•   Our common stock is subject to “penny stock” rules that may hamper our shareholders’ ability to sell shares of such stock in the secondary trading market.

      Federal regulations under the Securities Exchange Act of 1934 regulate the trading of so-called “penny stocks,” which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently trades on the Pink Sheets® at less than $5.00 per share, our common stock is a “penny stock” and may not be traded unless a disclosure schedule explaining the “penny stock” market and the risks associated with such stock is delivered to a potential purchaser prior to any trade.

      In addition, because our common stock is not listed on the Nasdaq Stock Market or any national securities exchange and currently trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a “penny stock,” which include:

•	obtaining financial and investment information from the investor;

•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	providing the investor a written identification of the shares being offered and the quantity of the shares.

      If these “penny stock” rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock and our shareholders, therefore, may have difficulty in selling their shares in the secondary trading market. These rules could also hamper our ability to raise funds in the primary market for our common stock.

Item 2.  Properties.

      Our principal executive offices are located at 434 Fayetteville Street Mall, Suite 600, Raleigh, North Carolina 27601. We occupy an aggregate of 19,100 square feet of leased space at such location under two leases. A lease for 17,189 square feet, representing the principal executive offices of Summus, Ltd. prior to the HSNS — Summus, Ltd. business combination, expires on October 31, 2005. The current annual base rent for such space is approximately $267,000 and will increase to approximately $313,000 by the last year of the term. We are obligated to pay additional rent in the amount of roughly $5,900 per month for the seven month period beginning May 1, 2001. The additional rent is for a buildout of this office space in March 2000. We also lease 1,911 square feet of space in the same office building, representing the space occupied by HSNS prior to the combination. The lease term expires on October 31, 2005. The current annual base rent for this space is approximately $33,400. We are obligated to pay additional rent in the amount of roughly $2,000 per month for the 24-month period beginning August 1, 2001. The additional rent is to be paid in connection with our termination of the lease of approximately 4,900 square feet of office space at this location.

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

      On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. A check of the court docket revealed that nothing was filed during this 60-day period. We believe that Mr. Yarborough and Mr. Gordon are in the process of reaching (or have reached) a settlement of this matter. The Company has not recorded a loss contingency relating to this complaint because, in management’s opinion, it is not probable that a loss contingency exists and an amount cannot be reasonably estimated.

     The ENELF Litigation

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated Aware, Inc. and Summus, Ltd. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. We have filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity, and unenforceability. We have recently entered into settlement discussions with ENELF, but are prepared to provide a vigorous defense to this lawsuit. The Company has not recorded a loss contingency relating to this complaint because, in management’s opinion, it is not probable that a loss contingency exists and an amount cannot reasonably be estimated.

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

Market Information

      Our common stock, $.001 par value, currently trades on the Pink Sheets®. Until October 24, 2000, our common stock was quoted on the Over-The-Counter (OTC) Bulletin Board®. The following table provides information about the high and low bid prices of our common stock for each quarter during the last two years on the OTC Bulletin Board® and on the Pink Sheets®. These quotations reflect inter-dealer prices without markup, markdown or commissions, and may not necessarily represent actual transactions.

TRADING HISTORY OF OUR COMMON STOCK

2001	Low	High

First Quarter	$2.500	$4.300

Second Quarter	$2.500	$5.750

2000	Low	High

First Quarter	$6.750	$31.875

Second Quarter	$3.000	$13.250

Third Quarter	$3.938	$7.438

Fourth Quarter	$1.300	$6.900

1999	Low	High

First Quarter	$1.000	$6.250

Second Quarter	$1.125	$4.875

Third Quarter	$1.500	$6.625

Fourth Quarter	$2.688	$17.50

Holders

      As of August 31, 2001, we had 351 record holders of our common stock. This number does not include the number of persons whose shares of common stock are held in nominee or in “street name” accounts through brokers. As of such date, 35,735,789 shares of common stock were issued and outstanding. An additional 6,466,096 and 4,660,276 shares of common stock were subject to outstanding warrants and options, respectively.

Dividends

      We have never paid any cash dividends on our common stock. We anticipate that we will retain earnings, if any, to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, and whatever other factors that our Board of Directors may deem relevant.

Penny Stock

      The Company’s common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock” rule.

Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.

      The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company’s common stock is deemed to be a “penny stock,” trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with his or her spouse). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market. The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock. Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

OTC Bulletin Board® Eligibility Rules

      HSNS’s common stock was quoted on the OTC Bulletin Board® under the symbol “HSNS” until October 24, 2000.

      On January 4, 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board® Eligibility Rules 6530 and 6540 (the “Eligibility Rules”). The Eligibility Rules require a company listed on the OTC Bulletin Board® to be a reporting company with the SEC to maintain the listing of its stock on the OTC Bulletin Board®. In HSNS’s case, the Eligibility Rules required HSNS to become fully compliant by May 17, 2000 (its “Phase-in Date”). On February 22, 2000, HSNS filed a registration statement on Form 10 for such purpose. HSNS filed an amendment to such registration statement on March 13, 2000, in response to the comments received from the staff of the SEC. The Eligibility Rules require that the SEC come to a position of no further comment regarding any registration statement on Form 10 before the NASD considers a company compliant. HSNS, having determined that it would not be possible to clear the SEC staff’s comments by its Phase-in Date, withdrew the Form 10 on April 19, 2000.

      HSNS, instead, sought to become an Exchange Act reporting company through its acquisition, in late April 2000, of J.S.J. Capital Corporation, a publicly-held shell corporation. On May 8, 2000, HSNS filed a Current Report on Form 8-K in connection with the acquisition of J.S.J. Capital. HSNS was unaware at the time that the staff of the SEC staff had issued a letter to the Director of Listing Qualifications of Nasdaq, dated April 7, 2000, indicating that a non-Exchange Act reporting company, upon acquiring a reporting “blank check” company (i.e., a development stage company that has no specific business plan or purpose), would not be deemed to be a “successor issuer” to that company. Further, the non-reporting company would have to file a Form 10 or Form 10-SB registration statement, or a Form 8-K with a minimally acceptable level of information, with such filing being subject to SEC staff review and comment, to become an Exchange Act reporting company. Since HSNS was not able to clear the SEC staff’s comments on the Form 8-K, HSNS was not able to become fully compliant by its Phase-in Date.

      HSNS was able to obtain from the SEC a temporary stay of Nasdaq’s delisting of its common stock from the OTC Bulletin Board® pending its appeal of Nasdaq’s delisting decision. However, HSNS’s appeal was unsuccessful. HSNS’s common stock was removed from the OTC Bulletin Board®, effective October 24, 2000, and has since traded on the Pink Sheets®.

Shares Eligible for Future Sale

      Of the 35,735,789 shares of common stock outstanding as of August 31, 2001, an aggregate of 26,775,525 shares are freely tradable without restriction in the public market unless the shares are held by “affiliates,” as that term is defined in Rule 144(a)(1) under the Securities Act of 1933. For purposes of Rule 144, an

“affiliate” of an issuer is a person that, directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, the issuer. The freely tradable shares consist of:

•	20,218,733 shares that were issued in connection with the Summus, Ltd. asset acquisition (such shares having been issued in a transaction exempt from registration under Section 3(a)(10) of the Securities Act of 1933);

•	5,812,111 shares issued in transactions exempt from registration under Rule 504 of Regulation D, promulgated under the Securities Act of 1933, when that rule provided that shares issued thereunder would be deemed unrestricted securities; and

•	744,681 shares for which the two-year holding period requirement of Rule 144(k) has now been satisfied.

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

      In addition to sales pursuant to Rule 144, we have issued approximately 13.5 million shares of our common stock, including shares underlying warrants, with registration rights requiring us to offer to the holders of these shares the opportunity to have their shares included in a registration statement that we may file with the SEC under the Securities Act of 1933. We intend to file a registration statement on Form S-1 to register any and all shares for which the holders of such shares seek to have covered by such registration statement as soon as reasonably practicable after resolving all comments of the staff of the Securities and Exchange Commission with respect to this annual report on Form 10-K for the year ended December 31, 2000.

Recent Sales of Unregistered Securities.

      From January 1, 1998 through August 31, 2001, HSNS (and following the HSNS — Summus, Ltd. business combination which closed on February 16, 2001, the Company) issued an aggregate of 52,498,927 shares of its common stock to approximately 279 persons, 2000 shares of its Series A convertible preferred stock to three persons and 6,000 shares of its Series B convertible preferred stock to 50 persons. These securities were not registered under the Securities Act of 1933. Except as noted below, the issuances of the securities described below were issued in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities, except for those issued in reliance upon Rule 504 of Regulation D, promulgated under the Securities Act, are deemed to be “restricted securities” as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

     Stock Issuances in Connection with Business Combinations/ Acquisitions

      In August 1998, HSNS issued 9,275,000 shares of its common stock to Marketers World, Inc., in partial consideration for all the assets of Marketers World. In August 1999, following negotiations, on an individual basis, with each of the holders of the shares issued in connection with this transaction, such holders agreed to surrender an aggregate of 5,161,100 shares.

      In September 1998, HSNS issued 775,000 shares of common stock to Ormond Trust, an affiliate of Mr. Richdale, in consideration for all the issued and outstanding shares of capital stock of Brad Richdale Direct, Inc.

      In September 1998, HSNS issued 100,000 shares of common stock to Mr. Richdale in expectation of consummating the acquisitions of HealthTec, Inc. and National Direct Corporation. HSNS’s expectation was that HSNS would receive all the issued and outstanding shares of capital stock of these companies. However, these transactions were not consummated and in August 1999 the shares issued by HSNS were returned for cancellation.

      In February 1999, HSNS granted an option to purchase 1,000,000 shares of common stock to Mr. Richdale at an exercise price of $.01 per share as part of the consideration paid to acquire the licensing and marketing rights, held by Brad Richdale Direct, to certain products under development by Summus, Ltd. In August 1999, Ormond Trust, as assignee of the option, exercised the option in full and HSNS waived payment of the exercise price.

      In August 1999, HSNS issued 795,001 shares of its common stock (valued at $643,951, or $0.81 per share) to five individuals — Cale Yarborough (366,667 shares), William R. Dunavant (350,000 shares), Rick Turbin (30,000 shares), Robert Chalnick (30,000 shares) and Wallace Permenter (18,334 shares) — and made a cash payment of $102,000 ($100,000 to Mr. Dunavant and $2,000 to an attorney), in exchange for an aggregate of 402,000 shares of stock of Summus Technologies, Inc. held by these individuals. Concurrent with the acquisition of such shares of Summus Technologies’ stock, affiliates of Mr. Richdale transferred an additional 598,182 shares of Summus Technologies’ stock to HSNS. The issuance of HSNS’s securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

      In May 2000, under an agreement and plan of merger, dated as of April 18, 2000, between HSNS and J.S.J Capital Corp., HSNS acquired all the outstanding shares of common stock of J.S.J. Capital Corp. from its sole stockholder in exchange for 50,000 shares of HSNS’s common stock.

      Effective July 10, 2000, HSNS acquired from Douglas May, the sole shareholder of Douglas May & Co., Inc., all the issued and outstanding shares of that company’s capital stock in exchange for an aggregate of 183,070 shares of HSNS common stock.

      On February 16, 2001, in connection with the acquisition of the assets of Summus, Ltd., HSNS issued to Summus, Ltd. for distribution to the Summus, Ltd. shareholders:

•	a total of 20,218,733 shares of HSNS common stock and 6,000 shares of Series B preferred stock. As a shareholder of Summus, Ltd., HSNS was entitled to receive 3,604,445 of the total number of shares of common stock issued in the transaction. However, under the terms of the Asset Purchase Agreement, these shares were canceled, resulting in a net issuance of 16,614,288 shares of HSNS’s common stock. In addition, the asset purchase agreement provided for the cancellation of 8,217,781 shares of HSNS’s common stock owned by Summus, Ltd. prior to the parties’ execution of the agreement;

•	6,000 shares of newly created Series B preferred stock, of which 2,000 shares were deposited with an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the asset purchase agreement; and

•	warrants to purchase a total of 500 shares of its Series B preferred stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B preferred stock ($5.50 per share of the Company’s common stock on an as-converted basis).

      The securities issued in the transaction were exempt from registration pursuant to Section 3(a)(10) under the Securities Act.

     Stock Issuances for Cash/ Satisfaction of Indebtedness

      In August 1998, HSNS issued an aggregate of 3,766,600 shares of common stock for average consideration of $0.084 per share, to 8 investors, consisting of 2,446,000 shares issued to Mr. Rene Hamouth, HSNS’s sole director and officer at the time, and the Hamouth Family Trust, 1,1100,000 shares to StoneLeigh Ltd., an affiliate of Mr. Richdale, and aggregate of 220,000 shares to five other unaffiliated investors, consisting of four individuals and one corporate entity. The total consideration received for these shares was $317,000. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

      In September 1998, HSNS issued 1,550,000 shares of common stock to Mr. Richdale in satisfaction of HSNS’s indebtedness to Mr. Richdale in the aggregate amount of $149,820. This represents a per share value of the shares issued of $0.097. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

      In February 1999, HSNS issued 157,323 shares of our common stock to GEM Singapore in consideration for GEM Singapore’s agreement to pay $471,987 (or $3.00 per share). In July 1999, the shares were cancelled for lack of consideration.

      From February to April 1999, HSNS issued an aggregate of 338,188 shares of its common stock to 15 unaffiliated investors (all of whom were unaffiliated with HSNS, and all but one of whom were individual investors) for a price per share ranging from $1.00 to $2.50 and aggregate consideration of $347,500. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

      In August 1999, HSNS issued 1,500,000 shares of its common stock to Summus, Ltd. in lieu of the fourth and final cash payment (in the amount of $750,000) due under the February 1999 Marketing License Agreement.

      In August 1999, HSNS issued 250,000 shares of its common stock to Mr. and Mrs. Seifert (the parents of Richard F. Seifert, the Company’s current co-Chief Executive Officer) for total consideration of $250,000 ($1.00 per share). Because the purchase price per share was below the fair market value of the common stock on the date of purchase (i.e., $4.38 per share), HSNS recorded $845,000 of expense for the year ended December 31, 1999 in connection with this issuance.

      On February 28, 2000, HSNS issued 2,000 shares of Series A convertible preferred stock, par value $.001 per share, to three investors for an aggregate consideration of $2,000,000 ($1,000 per share) and net proceeds of $1,850,952. The investors were F. van Lanschot Bankiers (350 shares), Insinger de Bearfort (250 shares) and AAA Trust Company, Ltd. (1,400 shares). Each share of Series A convertible preferred stock is convertible into shares of common stock equal to the liquidation preference ($1,000) divided by a conversion price, which is subject to adjustment, of $14.24. HSNS recorded a beneficial conversion feature in the amount of $294,900 in connection with the issuance of these shares, which were convertible on the date of issuance.

      From July through October 2000, HSNS issued an aggregate of 650,012 shares of its common stock, and warrants to purchase 1,300,024 shares of HSNS’s common stock, for an aggregate consideration of $3,000,000, to two investors: AAA Trust Company, Ltd. (281,671 shares and warrants to purchase 563,342 shares); and Van Ernst Jakobs (368,341 shares and warrants to purchase 736,682 shares). The warrants have an exercise price of $4.625 per share and are exercisable during the five-year period beginning January 31,

2001. In connection with these transactions, HSNS issued an additional 32,501 shares of its common stock as a placement fee. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

      In November and December 2000, HSNS issued an aggregate of 861,777 shares of our common stock to 37 investors (all of whom were “accredited investors,” as defined in Rule 501(a) of Regulation D) for a price ranging from $1.38 to $3.00 per share, and issued warrants to purchase, at an exercise price of $4.00 per share, an additional 697,540 shares of HSNS’s common stock, for aggregate consideration of $1,777,554. Each warrant has a term of five years. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

      From January 1, 2001 to March 31, 2001, the Company issued an aggregate of 642,251 shares of common stock to 41 investors (all of whom were “accredited investors” and unaffiliated with the Company) for a price per share ranging from $2.50 to $3.00, and issued warrants to purchase, at an exercise price of $3.50 to $4.00 per share, an additional 1,284,502 shares of common stock, for aggregate consideration of $1,829,562.

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

      From July 1, 2001 to August 31, 2001, the Company issued an aggregate of 808,800 shares of common stock to 36 accredited investors (all of whom were unaffiliated with the Company) for a price per share ranging from $2.00 to $3.00, and issued warrants to purchase, at an exercise price of $3.00 to $4.00 per share, an additional 1,867,900 shares of common stock, for an aggregate consideration of $1,643,600. These shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

     Issuances of Convertible Debentures/ Underlying Shares of Common Stock

      Between February 1, 1999 and August 18, 1999, HSNS issued 8.0% convertible debentures in the aggregate principal amount of $2,655,749 ($2,157,999 to Mr. Richdale and his affiliates) to 11 investors. Debentures in the aggregate principal amount of $2,097,109 were issued to Mr. Richdale and his affiliates in partial consideration for his cash payment, on HSNS’s behalf, of virtually all of the first three cash payments of $750,000 each due Summus, Ltd. under the February 1999 Marketing License Agreement. The other $497,500 in principal amount of debentures was sold to 6 individual investors, two of whom had previously made small investments in HSNS’s common stock.

      The debentures were convertible into shares of HSNS common stock at prices ranging from $0.25 to $1.33 per share. All such debentures were converted in 1999 into an aggregate of 4,852,860 shares of HSNS common stock. Because the conversion price of the debentures was below the fair market value of the common stock at the time of issuance, HSNS recorded a $2,655,749 beneficial conversion feature as debt discount and additional paid-in-capital on the date the debentures were issued. The resulting interest expense was immediately recognized because the debentures were convertible upon issuance.

     Stock Issuances for Services Rendered

      In September 1998, HSNS issued a total of 565,000 shares of its common stock (including 225,000 shares issued in connection with the acquisition of Brad Richdale Direct) to Mr. Michael Cimino, HSNS’s President at the time, and 100,000 shares to Mr. Marc Zboch for services rendered, including services in connection with contemplated acquisitions, to HSNS. These shares were valued at $66,500 ($0.10 per share) based on the estimated fair value of HSNS’s common stock, as determined by sales of such stock near the time of such issuances. HSNS’s common stock was not publicly traded at the time. In August 1999, 530,000 shares (including 100,000 shares issued to each of Messrs. Cimino, Richdale and Zboch in connection with the contemplated acquisitions of HealthTec and National Direct Corporation) were surrendered for cancellation when the contemplated transactions were ultimately not pursued or were not consummated.

      In 1999, HSNS issued an aggregate of 85,500 shares of its common stock to consultants for services rendered. These shares were valued at $130,814 based on the traded value of HSNS’s common stock at the time of such issuances. In July 1999, HSNS issued 500 shares of its common stock to Mr. Jason Parsons in exchange for all rights in and to the HSNS logo. In July 1999, HSNS issued to Mr. Ron de Jong 50,000 shares of its common stock and warrants to purchase 100,000 shares of HSNS’s common stock at $2 per share, with warrants to purchase 50,000 shares vesting on September 16, 1999, and warrants to purchase 50,000 shares vesting on March 31, 2000, in consideration for services rendered under a consulting agreement with de Jong & Associates, Inc. In July 1999, HSNS issued 10,000 shares of its common stock to Mr. Greg Catinella in exchange for services provided by him to HSNS. In July 1999, HSNS issued 25,000 shares of its common stock to Brad and Debra Richdale ATBE in consideration for Mr. Richdale’s assistance in HSNS’s acquisition of the stock of Summus Technologies, Inc. In August 1999, these shares were cancelled.

      In November 2000, HSNS issued 8,988 shares of its common stock to Alfred Williams & Company in lieu of rental payments due under an office furniture lease.

  Stock/ Option Issuances to Directors, Officers and Employees

     Issuances in 1999

      During the year ended December 31, 1999, HSNS granted options to purchase an aggregate of 1,315,000 shares of HSNS common stock to its officers and employees as follows:

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

      HSNS also issued options to purchase an additional 1,140,000 shares of its common stock to non-employees. Specifically, HSNS issued options to purchase 1,000,000 shares to Mr. Richdale (see the disclosure under “Stock Issuances in connection with Business Combinations/ Acquisitions” above) and options to purchase 140,000 shares of HSNS’s common stock to Peter Rogina, who was at the time of issuance of such options a former employee. See the disclosure below.

      HSNS’s grant in 1999 of options to officers and directors to purchase an aggregate of 1,075,000 shares with exercise prices below the fair value of HSNS’s common stock at issuance resulted in the recording of

$2,006,250 in non-cash compensation expense. Additional information regarding the option grants reflected in the above table is provided below.

      In April 1999, HSNS granted to Mr. Myung Kim options to purchase 200,000 shares of its common stock at an exercise price of $0.01 per share and additional options to purchase 50,000 shares at an exercise price of $4.00 per share under the terms of an employment and stock option agreement. Non-cash compensation expense has been recognized related to the grant of these options. In August 1999, Mr. Kim exercised the options to purchase 200,000 shares and HSNS waived payment of the exercise price.

      In May 1999, HSNS granted to Mr. Cimino options to purchase 425,000 of its common shares at an exercise price of $0.01 for services rendered. Non-cash compensation expense has been recognized related to the grant of these options. In June 1999, Mr. Cimino exercised the option in full and HSNS waived payment of the exercise price.

      In May 1999, HSNS granted to Mr. Richard F. Seifert options to purchase 200,000 shares of its common stock at an exercise price of $0.01 per share and additional options to purchase 50,000 shares at an exercise price of $4.00 per share under the terms of his employment and stock option agreement. Non-cash compensation expense has been recognized related to the grant of these options. In August 1999, Mr. Seifert exercised the options to purchase 200,000 shares and HSNS waived payment of the exercise price.

      In August 1999, HSNS granted to Mr. Alan R. Kleinmaier options to purchase 50,000 shares of its common stock at an exercise price of $4.00 per share under the terms of an employment offer letter. The options vested upon Mr. Kleinmaier’s acceptance of such offer. Non-cash compensation expense has been recognized related to the grant of these options.

      In August 1999, HSNS granted to Mr. Andrew Fox options to purchase 160,000 and 80,000 shares of its common stock at an exercise price of $13.00 and $4.38 per share, respectively, under the terms of an employment offer letter. Options exercisable for 80,000 shares (at an exercise price of $4.38 per share) vested on August 25, 2000, and options exercisable for 80,000 shares each (at an exercise price of $13.00 per share) will vest on the first and second anniversaries of that date.

      On September 22, 1999, HSNS entered into a settlement agreement with Summus, Ltd. and Peter Rogina in settlement of a dispute under Mr. Rogina’s employment and stock option agreement that provided for payment of an aggregate amount of $110,000 to Mr. Rogina, along with the issuance of options to purchase 240,000 shares of HSNS’s common stock at an exercise price of $0.01 per share. Options to purchase 100,000 shares were to have been issued upon Mr. Rogina’s execution of his employment and stock option agreement in March 1999. By the terms of the settlement agreement, HSNS issued options to purchase 200,000 shares of its common stock, subject to the provisions of Mr. Rogina’s employment and stock option agreement. These options are exercisable over a period of ten years from the commencement date of Mr. Rogina’s employment. Options for the remaining 40,000 shares of common stock are, by the terms of the settlement agreement, exercisable beginning on or after July 1, 2000 and within five years of the date of the settlement agreement, at an exercise price of $0.01. Non-cash expense has been recognized related to the grant of these options.

     Issuances in 2000

      During the year ended December 31, 2000, HSNS granted options to purchase an aggregate of 780,800 shares of its common stock to our directors, officers and employees under HSNS’s 2000 Equity Compensation Plan in consideration for services rendered. Options exercisable for 200,500 shares of common stock were cancelled in 2001 in connection with employment terminations or resignations of employees and directors prior to vesting.

      With the exception of the grant of options to purchase an aggregate of 15,000 shares of common stock issued to Mr. Seifert (described in the next paragraph), the options granted under the Plan were, in each case, granted with exercise prices equal to the fair market value at the time of grant and were subject to a three-year vesting schedule tied to the recipient’s continued employment with HSNS or continued service as a director, as applicable.

      In February 2000 HSNS granted to Mr. Seifert options to purchase 15,000 shares of common stock at an exercise price of $4.00 per share in connection with his termination of employment with HSNS and in consideration for his continued service as a director of HSNS. Non-cash compensation expense of $333,750 has been recognized based on the difference between the exercise price and the traded value of the common stock on the date of grant.

      In addition to the options granted to directors, officers and employees under HSNS’s 2000 Equity Compensation Plan, in February 2000 HSNS granted to Mr. Kim options to purchase 15,000 shares of common stock at an exercise price of $4.00 per share in settlement of his employment and stock option agreement. Also, in December 2000, HSNS entered into a revised settlement agreement with Peter Rogina amending certain provisions of the original settlement agreement. Under the terms of the revised settlement agreement HSNS issued options to purchase 35,000 shares of its common stock at an exercise price of $0.01 per share. The options for the 35,000 shares are exercisable at any time before September 22, 2004. In addition, HSNS agreed to use its best efforts to include Mr. Rogina’s option shares in any registration of our securities. HSNS recorded non-cash expense in the aggregate amount of $468,171 related to these option issuances.

      In June 2000, HSNS issued an aggregate of 7,500 shares of its common stock to Mr. Gregory S. Gush as partial consideration for Mr. Gush’s acceptance of employment as an Executive Vice President of HSNS pursuant to the terms of an employment letter agreement dated June 21, 2000.

     Issuances in 2001

      During the three months ended March 31,2001, the Company granted options to purchase an aggregate of 2,617,375 shares of common stock to our directors, officers and employees under the Company’s 2000 Equity Compensation Plan.

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

      Prior to the combination with Summus, Ltd., options exercisable for an aggregate of 460,000 shares of common stock were issued to Messrs. Robert Lowrey and Andrew Fox with exercise prices below the fair market value at the time of issuance and options for an additional 93,744 shares of common stock were issued to HSNS employees for payment of bonuses in lieu of cash for services performed in fiscal 2000. These options were fully vested upon issuance.

      Of the remaining options exercisable for 1,606,064 shares of common stock, such options were issued with exercise prices equal to the fair market value at the time of grant and were subject to a three-year vesting schedule tied to the recipient’s continued employment with the Company or continued service as a director, as applicable.

      During the three months ended June 30, 2001, the Company granted options to purchase an aggregate of 219,500 shares of common stock to employees under the Company’s 2000 Equity Compensation Plan. These options were issued with exercise prices below the fair market value at the time of issuance, and we recorded total deferred compensation expense of $240,500 related to the option issuances. Options exercisable for 210,000 shares of common stock were issued to Barry Johnson upon his execution of an employment agreement with the Company. These options are subject to a three-year vesting schedule and conditioned upon his continued employment with the Company. Options exercisable for 4,000 shares of common stock were issued to four Company employees for services rendered to the Company. These options were fully vested upon issuance. Options exercisable for 5,500 shares of common stock were issued to a consultant on June 15, 2001, and vested one month after issuance.

     Stock Issuances in Settlement of Litigation

      In June 2000, HSNS settled a lawsuit brought against us by Mr. Dunavant. The settlement agreement was subsequently amended and restated. As of December 31, 2000 HSNS had issued an aggregate of 1,700,000 shares under the settlement agreement, as amended and restated. See Item 13. “Certain Relationships and Related Transactions.” Under the terms of a second amended and restated settlement agreement, dated October 26, 2000, the Company issued 25,000 shares of common stock to Mr. William R. Dunavant in each of the months of January, February, March and April of 2001. Under the terms of a settlement agreement, dated June 29, 2000, the Company issued 475,000 shares of its common stock to Mr. Dunavant and his counsel.

      On January 31, 2001, HSNS issued 30,000 shares of common stock to Ronald P. Cropper under the terms of a settlement agreement and general release of all claims, effective April 25, 2001, among the Company, RPC International L.C. and Ronald P. Cropper.

      Under the terms of a settlement agreement, dated May 18, 2001, the Company issued 5,560 shares of its common stock as partial payment on amounts owed to Avenel Financial Group.

      Under the terms of an agreement of settlement and compromise, dated June 25, 2001, the Company issued 250,000 shares of its common stock to Mr. Brad Richdale in full satisfaction of indebtedness, in the aggregate amount of $435,815, payable to Mr. Richdale or entities controlled by him.

Item 6.  Selected Financial Data.

      As disclosed above in Item 1. “Business — Our History,” in accordance with generally accepted accounting principles, the HSNS — Summus, Ltd. business combination is accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer; HSNS, the acquired corporation.

      The business combination closed on February 16, 2001. Generally accepted accounting principles dictate that the historical financial information presented in the Company’s periodic filings with respect to periods from and after the date of the closing of the transaction be that of Summus, Ltd. In this annual report on Form 10-K for the year ended December 31, 2000, we are including selected financial data, management’s discussion and analysis and financial statements of both Summus, Ltd. and HSNS.

Summus, Ltd. Selected Financial Data

      Summus, Ltd.’s financial statements for the year ended December 31, 1999, have been restated. All financial information included in this registration statement on Form 10 reflects the restatements. For a discussion of the restatements, see Summus, Ltd.’s financial statements and related notes included elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      The following selected historical annual financial data has been derived from the financial statements of Summus, Ltd. The financial statements as of and for the years ended December 31, 1999 and 2000, have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere in this annual report on Form 10-K for the year ended December 31, 2000, which includes an explanatory paragraph which describes an uncertainty about Summus, Ltd.’s ability to continue as a going concern. Summus, Ltd.’s financial statements as of and for the year ended December 31, 1998 have been audited by Bauknight Pietras

& Stormer, P.A., independent auditors, as indicated in their report included elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      The following selected historical interim financial data as of and for the six months ended June 30, 2001 has been derived from the unaudited financial statements of Summus, Ltd. included elsewhere herein. In the opinion of the Company’s management, the unaudited historical financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations for the six months periods ended June 30, 2000 and 2001, its shareholders’ equity as of June 30, 2001, and cash flows for the six month periods ended June 30, 2000 and 2001. Historical results are not necessarily indicative of results of operations to be expected in the future, and the results for the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

      The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Summus, Ltd.’s audited financial statements and notes, which are contained elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      We have presented all amounts, except “per share” amounts, in dollars.

SUMMUS, LTD.

SELECTED FINANCIAL DATA

	Year ended December 31					Six Months Ended June 30

	1996	1997	1998	1999	2000	2000	2001

Revenues	$658,591	$606,633	$556,638	$515,216	$1,068,658	$670,346	$507,179

Costs of revenues	339,724	528,346	271,701	281,254	398,326	287,362	235,756

Selling, general and administrative expenses	271,284	342,833	2,720,152	3,797,067	6,221,362	2,893,056	3,607,288

Amortization expense	—	—	—	—	—	—	3,436,072

Non-cash compensation	—	—	—	2,670,050	2,127,962	823,999	772,262

Research and development	—	—	421,685	1,356,686	1,119,333	773,913	217,386

Operating loss	(12,417)	(264,546)	(2,856,900)	(7,589,841)	(8,798,325)	(4,107,984)	(7,761,585)

Other income (expense):

Gain on sale of stock of equity investee	—	—	—	2,314,390	3,680,065	3,244,767	—

Participation in loss of equity investee	—	—	—	(3,447,110)	(6,356,932)	(2,082,693)	—

Loss on disposal of assets	(19,224)	(262)	(9,869)	(119,180)	—	—	—

Interest income (expense), net	(4,951)	(15,617)	(14,455)	(5,239)	23,911	49,974	(12,073)

Total other income (expense)	(24,175)	(15,879)	(24,324)	(1,257,139)	(2,652,956)	1,212,048	(12,073)

Loss from continuing operations	(36,592)	(280,425)	(2,881,224)	(8,846,980)	(11,451,281)	(2,895,936)	(7,773,658)

Loss from operations of discontinued Rich Media Direct business	—	—	—	—	—	—	(49,988)

Loss on disposal of Rich Media Direct business	—	—	—	—	—	—	(215,500)

Net loss	$(36,592)	$(280,425)	$(2,881,224)	$(8,846,980)	$(11,451,281)	$(2,895,936)	$(8,039,146)

Net loss applicable to common shareholders:

Net loss	$(36,592)	$(280,425)	$(2,881,224)	$(8,846,980)	$(11,451,281)	$(2,895,936)	$(8,039,146)

Preferred stock dividends	—	—	—	—	—	—	(66,854)

Net loss applicable to common shareholders	$(36,592)	$(280,425)	$(2,881,224)	$(8,846,980)	$(11,451,281)	$(2,895,936)	$(8,106,000)

Per Share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(.004)	$(0.03)	$(0.31)	$(0.94)	$(1.20)	$(0.30)	$(0.29)

Loss applicable to common shareholders from discontinued operations	—	—	—	—	—	—	(0.01)

Net loss	$(.004)	$(0.03)	$(0.31)	$(0.94)	$(1.20)	$(0.30)	$(0.30)

Weighted average shares of common stock outstanding	8,376,142	8,376,142	9,189,165	9,428,075	9,546,768	9,561,860	27,405,009

	December 31

	1996	1997	1998	1999	2000

Balance Sheet Data:

Cash	$66,108	$11,819	$137,038	$647,704	$208,495

Total Assets	479,588	441,128	726,764	7,382,646	1,406,271

Total Shareholders Equity (Deficit)	246,297	(302,033)	316,828	3,345,692	(4,653,812)

High Speed Net Solutions, Inc. Selected Financial Data

      HSNS’s financial statements for the year ended December 31, 1999, have been restated. All financial information included in this annual report on Form 10-K for the year ended December 31, 2000 reflect the restatements. For a discussion of the restatements, see HSNS’s consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      The following selected historical financial data has been derived from HSNS’s financial statements. HSNS’s financial statements as of and for the years ended December 31, 1998, 1999 and 2000 have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere herein, which includes an explanatory paragraph which describes an uncertainty about HSNS’s ability to continue as a going concern.

      The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and HSNS’s audited historical financial statements and notes which are contained elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      We have presented all amounts, except “per share” amounts, in dollars.

HIGH SPEED NET SOLUTIONS, INC.

SELECTED FINANCIAL DATA

	Year ended December 31

	1998	1999	2000

Consolidated Statement of Operations Data:

Revenues	—	—	599,054

Costs of revenue	—	—	476,280

Gross profit	—	—	122,774

Selling, general and administrative expenses	$374,841	$2,582,447	6,864,159

Non-cash compensation	—	2,813,000	333,750

Interest expense	—	2,655,749	15,192

Amortization expense	—	833,333	116,200

Impairment charges	—	—	3,953,182

Loss contingency charges	—	800,000	1,281,946

Loss from continuing operations	(374,841)	(9,684,529)	(12,441,655)

Loss from discontinued operations	(1,334,855)	—	—

Net loss	$(1,709,696)	$(9,684,529)	$(12,441,655)

Net loss applicable to common shareholders:

Net loss	$(1,709,696)	$(9,684,529)	$(12,441,655)

Beneficial conversion feature of preferred stock	—	—	(294,900)

Preferred stock dividends	—	—	(133,333)

Net loss applicable to common shareholders	$(1,709,696)	$(9,684,529)	$(12,869,888)

	Year ended December 31

	1998	1999	2000

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.03)	$(0.51)	$(0.60)

Loss applicable to common shareholders from discontinued operations	$(0.11)	—	—

Net loss	$(0.14)	$(0.51)	$(0.60)

Weighted average common shares outstanding	11,868,867	19,080,492	21,619,618

	December 31

	1998	1999	2000

Consolidated Balance Sheet Data:

Cash and Cash Equivalents	$18,609	$248,740	$326,622

Total Assets	26,168	4,275,064	4,497,607

Total Shareholders Equity (Deficit)	(277,847)	2,785,373	(351,652)

      The following information has been provided to highlight certain significant events reflected in the foregoing table.

•	In August of 1998 HSNS acquired all the assets of Marketers World, Inc. By year-end, in part because of limited financial resources, HSNS discontinued the operations of Marketers World and presented its operating results as discontinued operations in 1998.

•	During 1999, HSNS issued convertible debentures to Mr. Richdale and in return Mr. Richdale provided HSNS with financing. Non-cash interest expense of $2,655,749 was incurred in 1999 since the convertible debentures had common stock conversion prices below the fair market value of the HSNS common stock on the date the debentures were issued.

•	During 2000, HSNS settled a lawsuit with Mr. Dunavant, a shareholder. Based on the terms of the settlement, HSNS recorded a loss contingency of $1,281,946.

•	On July 10, 2000, HSNS acquired Douglas May & Co., a marketing and advertising firm in the business of providing design assistance and commercial content development, including audio, video, images and animation, such business to be made a part of HSNS’s rich media direct service offering. Revenues of $595,054 during the year ended December 31, 2000, represent revenues earned by Douglas May & Co. after its acquisition by HSNS.

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

      As of February 16, 2001, for accounting purposes the historical financial statements of the Company are those of Summus, Ltd., not HSNS. For this reason, we have included in this annual report on Form 10-K for the year ended December 31, 2000 historical financial statements of Summus, Ltd., as well as selected financial data and management’s discussion and analysis of and pertaining to Summus, Ltd.

Summus, Ltd.

      The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information in the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      As discussed in Note 2 to Summus, Ltd.’s financial statements, Summus, Ltd. has restated its financial statements for the year ended December 31, 1999. The following discussion gives effect to the restatement.

Overview

      Since its organization in 1991, Summus, Ltd.’s business has focused on contract engineering and research and development for U.S. government agencies, principally the Department of Defense. Its government contract work has included battlefield and armament imaging and object recognition, real-time imaging from vehicles over limited bandwidth private radio systems, and application of Summus, Ltd.’s wavelet-based technology to space programs.

      Over the last several years, Summus, Ltd. has used its revenues from government projects, which have historically represented a significant percentage of its revenues (60% and 76% in the years ended December 31, 2000 and 1999, respectively), to support its research and development efforts. Summus, Ltd. has sought to continue to grow its government business and leverage its expertise in object and pattern recognition, image and multimedia compression through the commercialization of its technology.

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

      In 1998, Summus, Ltd. commercialized some of its technology through packaged software sales of initial versions of its Wavelet Image and Photo ID Software Developers Kits (SDKs) and the licensing of its video e-mail product. Summus, Ltd. realized revenues in 1998 in the aggregate amount of $246,483 from the sale and licensing of these products.

     Business Relationships with HSNS

      In 1999, Summus, Ltd. continued to sell its SDKs and license its MaxxNote video e-mail application (generating $107,230 in revenues from such products), but shifted its focus to the development and/or commercialization of, among other things:

•	a streaming video application that would incorporate Summus, Ltd.’s compression – decompression technology;

•	its 4U2C wavelet-based image compression software (to enable the viewing of still images);

•	a video e-mail product, to be used for recording, compressing and e-mailing of personal video clips recorded from a personal computer video camera; and

•	a video conferencing product to enable the two-way exchange of video via a communications link.

      In February 1999, Summus, Ltd. entered into a Marketing License Agreement (“MLA”) with HSNS under which Summus, Ltd. granted HSNS:

•	the exclusive right (other than with respect to government agencies and government contractors, and the OEM market, for which Summus, Ltd. retained all rights) to resell and sublicense the streaming product (for which Summus, Ltd. had then developed a “demo” to be used as a tool to demonstrate the quality and robustness of Summus, Ltd.’s video compression – decompression technology in a streaming video application over networked and low bandwidth communication channels (such as the incremental delivery and playing of video clips over the Internet), with specific customer specifications to then be identified and incorporated into the product); and

•	the non-exclusive right to resell and sublicense the other software products described above.

      Under the terms of the MLA, HSNS was obligated to pay an up-front royalty payment of $3,000,000, to be paid in four installments of $750,000 each, the first payment due upon execution of the MLA and the last three payments due in monthly intervals at the end of each of the three months thereafter. Summus, Ltd. received cash payments from HSNS in the aggregate amount of $2,250,000. HSNS issued to Summus, Ltd. 1.5 million shares of its common stock in lieu of the final payment due under the MLA. Because of HSNS’s very limited financial resources and marketing personnel at the time, HSNS’s marketing efforts with respect to the Summus, Ltd.-licensed products were made principally from its web site and HSNS did not realize any revenues from these products. As a result, Summus, Ltd. received no other royalties under the terms of the MLA, which tied such royalties to revenues generated by HSNS from the sale of such products.

      In August 1999, Summus, Ltd. acquired a majority of the then outstanding shares of common stock of HSNS. Summus, Ltd. subsequently sold a portion of its shares of HSNS’s common stock to third parties such that by December 31, 1999, Summus, Ltd.’s interest had been reduced to approximately 44%. In connection with the transaction, Summus, Ltd. replaced HSNS’s management team with its designees. Over the next several months, Summus, Ltd. again shifted its product development focus, to the development of the MaxxSystem suite of software products targeted at advancing the delivery of rich media for online advertising and the development of wireless Internet applications for its technology. The MaxxSystem software suite was to consist of the following modules:

•	MaxxNote Version 2.5 — to allow the user to import, create and compress content, bundle a player, then e-mail the content via a MAPI compliant software program to intended recipients;

•	MaxxAd Version 1.0 — which would function as the advertisement that would be sent to end-users via e-mail;

•	MaxxShow Version 1.0 — a completely integrated media presentation, designed to be launched from a web site, encapsulating rich media (images, video, slide shows, text) with electronic commerce capabilities, web site referral and e-commerce sales effectiveness measurement collection;

•	MaxxOrchestrator Version 1.0 (later renamed MaxxLayout) — to allow content creators to format existing content in MaxxAds, allowing them to combine images, video, slide shows and text into a compelling advertisement utilizing the benefits of Summus, Ltd.’s wavelet-based technology; and

•	MaxxServer Version 1.0 — to stream and cache code and media content to MaxxAd.

      In conjunction with the change in Summus, Ltd.’s product development focus, HSNS changed its business plan. Rather than function as a reseller of Summus, Ltd. software products, its management determined that HSNS should function as an application service provider, or service bureau, utilizing Summus, Ltd.’s compression technology to enhance the effectiveness of e-commerce, digital advertising, direct marketing campaigns and multimedia.

      As a result of the change in Summus, Ltd.’s product development focus (and HSNS’s change in business plan), the companies entered into negotiations beginning in December 1999 to modify their contractual relationship under the MLA. These negotiations resulted in the companies’ execution of several agreements (i.e., a master agreement, software license agreement, software maintenance agreement, revenue sharing agreement and software escrow agreement) in mid-February 2000. These agreements superseded the MLA in its entirety. Under these agreements, Summus, Ltd. granted to HSNS a non-exclusive license to use the MaxxSystem suite of software products.

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

      The revenue sharing agreement entered into between the two companies provided for Summus, Ltd.’s payment to HSNS of 20% of all revenues received by Summus, Ltd. in connection with the licensing of the MaxxSystem suite of software products, and 15% of all revenues received by Summus, Ltd. from any new customer during the one-year period commencing from the date of initial receipt of revenues from such customer.

      As expressly contemplated by the software license agreement, Summus, Ltd. envisioned a close working relationship with HSNS with respect to Summus, Ltd.’s software, with HSNS acting as a beta-version user of, providing prospective licensees of, and providing references for or demonstrations of, such software. However, Summus, Ltd. experienced delays in the development and release of certain modules of MaxxSystem (most notably, the MaxxServer streaming software) such that it failed to deliver such modules to HSNS by the date specified in the delivery schedule set forth in an exhibit to the software license agreement. As a result, HSNS determined to license streaming software, as well as the necessary infrastructure to conduct its service bureau business, from another vendor. Summus, Ltd. failed to generate any royalties or other revenues under the terms of the February 2000 agreements with HSNS.

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

•	Summus, Ltd. already had a substantial equity interest in HSNS. In fact, the combination provided both companies the opportunity to capitalize on investments they previously made in each other. Prior to the combination, Summus, Ltd. owned approximately 27.6% of HSNS and HSNS owned approximately 14% of Summus, Ltd.

•	HSNS had had success in raising equity capital through private placements or other types of fund-raising, notwithstanding its own limited financial resources and unprofitable operations. This caused Summus, Ltd.’s management to believe that the Company (that is, the post-combination combined company) would be able to continue to have success in raising capital.

•	HSNS was in the process of seeking to register its common stock under Section 12 of the Securities Exchange Act of 1934 for purposes of having its stock made eligible for quotation on the OTC Bulletin Board. This offered the potential for future liquidity in such stock.

•	The consideration to be received in connection with the business combination was deemed to represent the highest value among the options considered and, thus, in the best interests of Summus, Ltd. and its shareholders, and allowed Summus, Ltd. to maintain continuity in management and strategic direction; and

•	The combination of the two companies offered the potential to create more growth opportunities for the Company based on the expected enhanced access to capital resources.

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

      The value of the shares of the HSNS common stock and the other equity securities issued in the transaction was based on the traded value of such stock on the date of the combination, less a discount reflecting: (1) the limited public float of the common stock and (2) the thinly traded volume of HSNS’s common stock. The discount applied was similar in proportion to the discount HSNS realized in connection with cash sales of its common stock to third parties.

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

     Divestiture of Rich Media Direct Business

      Upon the consummation of the HSNS — Summus, Ltd. business combination on February 16, 2001, the Company determined to revise its business plan to focus primarily on Summus, Ltd.’s business operations immediately prior to the transaction. The Company chose to focus primarily on Summus, Ltd.’s business plan because management perceived it had the potential to create greater shareholder value compared to the scope of HSNS’s business operations. In addition, the Company did not expect to have the fund-raising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. In connection with the Company’s change in business plan, the Company’s management began a review to determine the appropriate course of action for its “rich media direct” business (including the operations of Douglas May & Co.) in light of the existing and anticipated funding constraints, but did not establish a plan to divest itself of this business.

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

     The Company’s Current Business Focus

      The core of the Company’s business plan is to focus on the emerging wireless and mobile market. We are in the process of developing multimedia technology to address the bandwidth, error constraints, contention with voice and data traffic, and power challenges associated with multimedia content transmission over existing and future wireless networks. Our technology is based on certain key mathematical theories and tools, using advances and results from the fields of wavelets, non-linear partial differential equations and dynamical systems, and graph theory and topology. We use these tools to create highly efficient algorithms for different types of information processing with low computational complexity and low memory usage.

      Our strategy is to continue to work toward commercial release of our BlueFuel™ product line currently under development and to enter into business relationships and alliances with device manufacturers, content providers and cellular carriers to extend the reach of multimedia applications to wireless and mobile devices. It is our intent to license our technology and provide a framework to those with whom we enter into such relationships and alliances that will increase usage, sell devices and increase their customer base. A specific area of focus will be to identify targeted applications to drive “market pull” for our products. This will entail working with select content providers to develop applications that represent a high likelihood of early adoption by end-users. These applications will be offered to wireless carriers and mobile virtual network operators on a revenue-sharing basis. We believe that this represents a significant opportunity for the Company to develop an on-going service revenue model.

      Although we are in the process of building relationships with wireless and mobile device manufacturers, content providers and cellular carriers, we have not, as yet, entered into any revenue-generating contractual agreements with these parties, and have not, to date, executed any product orders for the BlueFuel™ product line currently under development. We recognize that a concern for our corporate viability and the related concerns regarding our lack of financial resources and ability to meet specific applications demands and provide product support may hamper our efforts to forge such business relationships and alliances. Nevertheless, management believes that the attributes of our technology will provide opportunities to enhance our product awareness and profile through such relationships and alliances.

      We are currently focusing our product development resources on adapting or “porting” BlueFuel™ to the Qualcomm BREW wireless platform. This initial porting effort will provide the foundation for future ports. This effort is expected to consume a significant amount of the Company’s technical and business development resources through the remainder of 2001. In parallel with this effort, we are dedicating additional resources to define, develop and execute a beta/field trial for BlueFuel™ Video (our video compression software for multimedia applications) to support our internal development efforts and begin to develop market awareness for BlueFuel™. This beta/field trial is planned for the fourth quarter of 2001.

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

Results of Operations

      The following discussion and analysis of Summus, Ltd.’s results of operations and financial condition should be read in conjunction with Summus, Ltd.’s financial statements and related notes included in Item 8 of this registration statement on Form 10.

Year ended December 31, 2000 Compared to the Year ended December 31, 1999

      Revenues. Revenues for the fiscal year ended December 31, 2000 were $1,068,658 compared to $515,216 for the fiscal year ended December 31, 1999, an increase of 107%. The following provides a breakdown of revenues:

	Year ended
	December 31,

	2000	1999

Government projects	$636,349	$388,957

Licensing of software developers kits	292,142	101,682

Contract Work	138,196	19,029

Licensing of MaxxNote	1,971	5,548

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

      Cost of Revenues. Cost of revenues primarily represents costs of providing contract services. The cost of software license fee revenue is not separately maintained and historically has not been significant. Costs of revenues for the year ended December 31, 2000 were $398,326 compared to $281,254 in the prior year.

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

      Gain on Sale of Stock of Equity Investee. Gain on the sale of stock of equity investee for the year ended December 31, 2000 was $3,680,065 compared to $2,314,390 for the year ended December 31, 1999. In 1999, Summus, Ltd. acquired 11,042,360 shares of common stock of HSNS. Summus, Ltd. acquired 1,500,000 shares of HSNS common stock in connection with HSNS’s issuance of such shares in lieu of a cash payment of $750,000 due from HSNS under the terms of the February 1999 Marketing License Agreement. Summus, Ltd. acquired an additional 9,542,360 shares of HSNS common stock from Mr. Richdale and his affiliates in exchange for 132,888 shares of Summus, Ltd. common stock. The initial carrying amount of the HSNS shares was recorded at the estimated fair value of the shares, factoring in a discount associated with the shares constituting “restricted securities” that were not freely tradable. During the year ended December 31, 2000, Summus, Ltd. sold 1,171,579 shares of HSNS common stock for gross proceeds of $4,492,799 (representing an average price per share of $3.83), resulting in a gain on sale of $3,680,065. During the year ended December 31, 1999, Summus, Ltd. sold 1,653,000 shares of its HSNS common stock for gross proceeds of $2,977,500 (representing an average price per share of $1.80), resulting in a gain on sale of $2,314,390.

      Participation in Loss of Equity Investee. Participation in loss of equity investee for the year ended December 31, 2000, was $6,356,932 compared to $3,447,110 for the year ended December 31, 1999. As noted above, in 1999 Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of its initial investment. As of December 31, 1999 and 2000, Summus, Ltd.’s ownership interest in HSNS decreased to approximately 44% and 33%, respectively.

      Loss on Disposal of Assets. Loss on disposal of assets for the year ended December 31, 1999, was $119,180. The loss for the year ended December 31, 1999 was primarily due to the move of Summus, Ltd.’s headquarters from Columbia, South Carolina to Raleigh, North Carolina, and the resulting abandonment of computers, software, furniture and equipment, including telephone equipment and leasehold improvements.

      Net Interest Income (Expense). Net interest income for the year ended December 31, 2000 was $23,911 compared to net interest expense of $5,239 for the year ended December 31, 1999. The net increase in interest income resulted from earnings on larger cash balances in 2000, primarily generated by the sale of HSNS stock. Net interest expense in 1999 relates to interest costs associated with capital lease obligations and note payable agreements.

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

Year ended December 31, 1999 Compared to the Year ended December 31, 1998

      Revenues. Revenues for the year ended December 31, 1999 were $515,216 compared to $556,638 for the year ended December 31, 1998, a decrease of 7%. The following provides a breakdown of revenues:

	Year ended
	December 31,

	1999	1998

Government projects	$388,957	$299,540

Licensing of software developers kits	101,682	105,112

Contract Work	19,029	10,615

Licensing of video e-mail product	—	135,000

Licensing of MaxxNote	5,548	6,371

      The decrease in revenues was primarily due to the decline in licensing fees associated with the video e-mail product, the result of a reduction in sales and marketing activities as part of austerity measures taken to reduce expenses following the combination of Summus, Ltd. and Summus Technologies, Inc., which had functioned as Summus, Ltd.’s marketing arm.

      Costs of Revenues. Costs of revenues for the year ended December 31, 1999 were $281,254 compared to $271,701 in the prior year.

      Gross Profit. Gross profit for the year ended December 31, 1999, was $233,962, compared to $284,937 in the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999, were $3,797,067 compared to $2,720,152 for the year ended December 31, 1998. The increase was due to increased staffing in sales and administrative personnel, as Summus, Ltd. positioned itself to bring to market finished products for the application of its wavelet-based technology. Specifically, Summus, Ltd. developed a product “roadmap,” established customer relations and communications, attended trade shows, established a website and prepared marketing brochures to promote its commercial products.

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

      Participation in Loss of Equity Investee. Participation in loss of equity investee for the fiscal year ended December 31, 1999 was $3,447,110. During 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of its initial investment. As of December 31, 1999 and 2000, Summus, Ltd.’s ownership interest in HSNS decreased to approximately 44% and 33%, respectively.

      Loss on Disposal of Assets. Loss on disposal of assets for the year ended December 31, 1999 was $119,180 compared to $9,869 for the year ended December 31, 1998. The loss for the year ended

December 31, 1999 was primarily due to the move of Summus, Ltd.’s headquarters from Columbia, South Carolina to Raleigh, North Carolina, and the resulting abandonment of computers, software, furniture and equipment, including telephone equipment and leasehold improvements.

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

      Net Loss. As a result of the factors discussed above, Summus, Ltd.’s net losses for the years ended December 31, 1999 and 1998 were $8,846,980 and $2,881,224, respectively.

Liquidity and Capital Resources

      As of June 30, 2001, the Company had $143,567 of cash on hand and negative working capital of approximately $5.1 million. As of such date, the Company had approximately $5.2 million of accounts payable, accrued expenses, notes payable and capital lease obligations and was in default in the aggregate amount of $1.1 million with several of its vendors. The vendors for which more significant amounts are owed have been contacted. The Company was in discussions with such vendors for purposes of seeking to negotiate down the amounts due, extend the payment terms and/or satisfy amounts due through a combination of cash and stock.

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

      The Company’s (and prior to the HSNS-Summus, Ltd. business combination, Summus, Ltd.’s) principal sources of liquidity for operating activities and capital expenditures for the past three years and through June 30, 2001, has consisted of capital contributed and borrowings from certain principal shareholders and their affiliates, the sale of shares of common stock of its equity investee, HSNS, the licensing of software products to HSNS under the February 1999 Marketing License Agreement and loans from HSNS under the Asset Purchase Agreement.

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

      Cash Flow used in Operating Activities. Net cash used in operating activities was $3,109,254 in the six months ended June 30, 2001, compared to $3,467,207 in the corresponding period of the prior year. The decrease in net cash used in operating activities was due primarily to the reduced staffing level in the first half of 2001 compared with that during the comparable period of the prior year.

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

      Net cash flow provided by investing activities of $4,909,211 during the year ended December 31, 1999, represented cash proceeds of $2,977,500 from the sale of 1,653,000 shares of HSNS common stock that Summus, Ltd. acquired in 1999, less capital expenditures of $318,289 for office furniture and equipment, plus $2,250,000 in cash payments it received under the terms of the February 1999 Marketing License Agreement Summus, Ltd. entered into with HSNS. Under the terms of that agreement, Summus, Ltd. was to have received four payments of $750,000 each over the course of the first several months of the three-year agreement. Mr. Richdale paid in cash all but $60,000 of the first three payments under the agreement on HSNS’s behalf. The fourth and final payment due under the MLA was paid by HSNS to Summus, Ltd. through the issuance of 1.5 million shares of HSNS common stock.

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

      Cash Flow from Financing Activities. Net cash provided by financing activities was $3,057,823 in the six months ended June 30, 2001 compared to net cash used in financing activities of $139,562 in the corresponding period of the prior year. Net cash provided by financing activities in the six months ended June 30, 2001 related to:

•	the sale of 1,052,749 shares of the Company’s common stock, along with warrants to purchase an additional 2,131,198 shares of common stock, at exercises prices ranging from $3.50 to $5.25 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregate proceeds of $2,738,857;

•	$500, representing proceeds from the exercise of stock options for 2,000 shares of common stock;

•	$540,000, representing the proceeds of a loan from HSNS extended under the terms of the Asset Purchase Agreement. Upon closing the HSNS — Summus, Ltd. business combination, the indebtedness was cancelled in its entirety;

•	$121,534 in principal payments on capital lease obligations; and

•	$100,000 in cash payments in partial settlement of the Dunavant loss contingency.

      Net cash flow used in financing activities of $139,562 in the six months ended June 30, 2000, represented cash payments on capital lease and note agreements.

      Net cash flow provided by financing activities of $1,171,297 during the year ended December 31, 2000, represented $1,435,000 in proceeds from a loan from HSNS extended under the terms of the Asset Purchase Agreement. Under that agreement, Summus, Ltd. received cash payments of $235,000 beginning October 30, 2000 and every two weeks thereafter. Summus, Ltd. collateralized these payments with shares of HSNS common stock it owned. Upon the closing the asset acquisition on February 16, 2001, the loan agreement between the companies was cancelled in its entirety. Net cash flow from financing activities during the year ended December 31, 2000, also reflected payments made on capital lease and note agreements of $263,726, plus the proceeds from the exercise of stock options of $23.

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

High Speed Net Solutions, Inc.

      The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information in HSNS’s consolidated financial statements and the notes thereto appearing elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      As discussed in Note 2 to HSNS’s consolidated financial statements, HSNS has restated its consolidated financial statements for the fiscal year ended December 31, 1999. The following discussion gives effect to the restatement.

Overview

     Acquisition of Marketers World, Inc./ Brad Richdale Direct, Inc.

      HSNS was originally incorporated in 1984 under the name of EMN Enterprises, Inc. EMN Enterprises remained a non-operating shell company until August 1998. In August 1998, EMN Enterprises acquired all the assets (with a book value of $495,259) and assumed the liabilities (in the amount of $75,000) of Marketers World, Inc., a private company that intended to engage in leasing computer systems to businesses and performing related services. Upon acquiring the Marketers World assets, HSNS changed its name to Zzap.net.inc. Marketers World received 10,000,000 shares of EMN Enterprises’ common stock in the transaction, of which EMN Enterprises issued 9,275,000 shares and Mr. Rene Hamouth, the then President of EMN Enterprises, transferred 725,000 shares. Upon distribution of the shares received in the transaction by Marketers World, Ormond Trust, an affiliate of Mr. Richdale, held a controlling interest in EMN Enterprises. At the time of the transaction, EMN Enterprises had no assets or liabilities and, accordingly, the transaction was accounted for as a recapitalization of HSNS. Since the acquisition was accounted for as a recapitalization of EMN Enterprises, the shares of its common stock issued in the transaction were not valued and, consequently, no goodwill was recorded.

      In September 1998, Zzap.net.inc. issued a total of 1,000,000 shares of its common stock in partial consideration for all the issued and outstanding shares of capital stock of Brad Richdale Direct, Inc. (“BRD”). Of the shares issued in the transaction, 775,000 shares were issued to Ormond Trust, valued at $77,500, and 225,000 shares were issued to Michael Cimino, the then President of both BRD and Zzap.net.inc., in consideration for services rendered. The primary purpose of this transaction was to obtain licensing and marketing rights, held by BRD, to certain products under development by Summus, Ltd. Zzap.net.inc. intended to use these products in connection with the planned operations of Marketers World. Since BRD had nominal assets and operations, this transaction was accounted for as an acquisition of licensing rights, rather than as a business combination. The value attributed to this transaction was based on recent transactions in Zzap.net.inc.’s common stock near the date of the transaction.

      By year-end 1998, Zzap.net.inc., in part because of its limited financial resources, determined to discontinue the operations of the former Marketers World business. Accordingly, the net book value of the assets associated with this business, in the amount of $68,890, was written off at December 31, 1998 as part of the loss from discontinued operations. Coincident with that decision, Zzap.net.inc. changed its name to High Speed Net Solutions, Inc.

     The Marketing License Agreement with Summus, Ltd.

      In February 1999, HSNS entered into the Marketing License Agreement (“MLA”) with Summus, Ltd. under which HSNS obtained rights to resell stand-alone software products specified in the MLA over the three-year term of the agreement. In consideration for such rights, HSNS agreed to pay an upfront royalty payment of $3,000,000, to be paid in four installments of $750,000 each, the first such payment due upon execution of the MLA and the last three payments due in monthly intervals at the end of each of the three months thereafter. Mr. Richdale paid all but $60,000 of the first three payments under the agreement on HSNS’s behalf. HSNS issued convertible debentures in the aggregate principal amount of $2,157,998 to Mr. Richdale or entities he controlled in partial consideration for such payments. HSNS issued 1.5 million shares of its common stock to Summus, Ltd. in lieu of the final cash payment due under the MLA.

      Since each of the four products specified under the MLA was completed and ready for resale, HSNS capitalized the upfront royalty payment, in the amount of $4,528,125 (representing the cash payments of $2,250,000 and 1.5 million shares of HSNS’s common stock valued at $2,278,125), as prepaid software royalties (essentially license fees) in accordance with the provisions of Statement of Financial Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” as each of the four software products specifically referred to in the MLA had reached “technological feasibility” within the meaning of Paragraphs 4 and 38 of that statement. HSNS has since determined to restate the value of 1.5 million shares by applying a discount to the traded value of HSNS’s common stock at the time of issuance based on the discount associated with private sales of shares of its common stock (such shares being “restricted securities” as defined in Rule 144 under the Securities Act of 1933) within close proximity of the time of the issuance of such shares. The revaluation of these shares has resulted in a reduction of $1,528,125 in the original recorded value of the prepaid royalties (i.e., from $4,528,125 to $3,000,000).

      In August 1999, Summus, Ltd. acquired a majority of the then outstanding shares of common stock of HSNS. Summus, Ltd. subsequently sold a portion of its shares of HSNS’s common stock to third parties such that by December 31, 1999, Summus, Ltd.’s interest had been reduced to approximately 44%. In connection with the transaction, Summus, Ltd. replaced HSNS’s management team with its designees. Over the next several months, the new management team determined to revise HSNS’s business plan. Rather than function as a reseller of Summus, Ltd. software products, management determined that HSNS should function as an application service provider or service bureau, utilizing Summus Ltd.’s compression technology to enhance the effectiveness of e-commerce, digital advertising, direct marketing campaigns and multimedia — what HSNS termed “rich media direct” (“RMD”).

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

      Under the new agreements, HSNS did not become obligated to make any additional payments, in cash or other consideration, to Summus, Ltd. for the software products to be provided thereunder. In fact, HSNS received approximately $2.2 million in credits toward future fees due and payable to Summus, Ltd. Under the circumstances, HSNS determined that, in the absence of any information that would have indicated that the net realizable value of any of the products licensed under the MLA had been adversely affected by its change in business plan or that the unamortized capitalized costs exceeded the net realizable value of such products, no impairment-related write off under SFAS No. 86 was appropriate as of December 31, 1999. As of that date, HSNS fully expected to generate future revenues, in its contemplated service bureau business, through the use of the Summus, Ltd. software products covered by the several agreements then being negotiated, sufficient to recover the carrying value of the prepayments under the MLA.

      The software license agreement provided HSNS with rights to use of Summus, Ltd.’s MaxxSystem suite of products in HSNS’s planned service bureau business. The agreement did not permit HSNS to resell any of the software products constituting MaxxSystem. As such, HSNS determined that the MaxxSystem suite of software products constituted “internal use” software subject to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Although the software license agreement (and the related agreements) were executed in mid-February 2000, the terms of such agreement had been substantially negotiated and agreed to at the time HSNS’s financial statements as of and for the year ended December 31, 1999, were issued in February 2000. For this reason, HSNS also gave consideration to the question of impairment of the prepaid royalties as of December 31, 1999, under the provisions of SOP 98-1. SOP 98-1 requires an evaluation of capitalized software costs for impairment in accordance with SFAS 121. SFAS 121 requires an estimate of future cash flows to determine if an asset that is in use is impaired. SOP 98-1 includes examples of indicators that internal use software has been impaired, including: (i) the software is not expected to provide substantive service potential; (ii) a change occurs in the extent or manner in which the software is used or expected to be used; or (iii) a significant change to the software is made or expected to be made. The change in HSNS’s business plan was driven primarily by the view that delivery of multimedia over the Internet through use of the MaxxSystem suite of software products offered greater future cash flows than the resale of the software products licensed under the MLA. As noted above, under the agreements HSNS did not become obligated to make any additional payments, in cash or other consideration, to Summus, Ltd. for the software products to be provided thereunder. In fact, HSNS received approximately $2.2 million in credits from the prepaid royalties paid in connection with the MLA toward future fees due and payable to Summus under the terms of the master agreement. In view of these considerations, HSNS determined that an impairment-related write-off of the prepaid royalties was not appropriate as of December 31, 1999 under SOP 98-1 and SFAS 121.

      HSNS has concluded it is appropriate to restate the accompanying financial statements as of and for the year ended December 31, 1999, to reduce the recorded value of the prepaid royalties by $833,333 to reflect the amortization of the prepaid software royalties in 1999 in accordance with the provisions of SFAS No. 86. Originally, no amortization was recorded as HSNS planned to directly offset the prepaid royalties against future royalty payments otherwise due under the terms of the MLA. The amount amortized was derived based upon the downward adjustment in the prepaid royalties carrying amount associated with the revaluation of the shares of HSNS’s common stock and applying the straight-line method over the three-year estimated economic life of the products licensed under the MLA.

      As explained in Item 1. “Business — Our History,” toward the end of the first quarter of 2000, a combination of market conditions and potential government regulatory actions caused HSNS to modify its short- and longer-term plans for revenue generation as an application service provider of multimedia content over the Internet. Market resistance developed to the delivery of Internet services via “.exe” file types following certain software vendors’ delivery of such files with viruses. This prompted many companies to configure firewalls to block all files with an .exe extension. This limited the market for e-mail distribution using the MaxxNote (i.e., the video e-mail) module of MaxxSystem. At about the same time, the Federal Trade Commission initiated an investigation into the use of information gathered by permission-based marketing through e-mails and banner ads. In addition, feedback from HSNS’s early distribution and campaign management service offerings made evident that HSNS needed to add to its service offerings video streaming (together with the computer hardware, network and support facilities to enable use of video streaming) to be a viable player in the marketplace.

      In view of these developments, on March 28, 2000, HSNS engaged Nexgenix, an e-business systems integrator, to evaluate HSNS’s business model and one specific planned application of MaxxSystem: distribution and campaign management services. In May 2000, Nexgenix presented to HSNS the results of its evaluation and recommended three software solutions for distribution and campaign software for HSNS’s service bureau business. The recommended solutions did not include MaxxServer, the MaxxSystem module designed to facilitate distribution and campaign management applications. Based on the Nexgenix presentation, HSNS’s management determined to select another vendor’s product to provide the distribution and campaign management functionality for HSNS’s service bureau business. Nexgenix’s evaluation did not affect the other modules of MaxxSystem. Indeed, the MaxxSystem suite of software products, utilizing Summus, Ltd.’s wavelet-based technology, continued to represent the primary tool that HSNS anticipated would drive its service bureau business. For this reason, at the time of filing its Form 10-Q for the quarterly period ended March 31, 2000, HSNS’s management did not believe any impairment of the carrying value of its capitalized software license fees relating to the MaxxSystem software had occurred.

      Based on Nexgenix’s recommendations, in July 2000 HSNS licensed software developed by E.Piphany for the distribution and campaign management functions of its service delivery. The E.Piphany product was selected as a more robust management and delivery vehicle for HSNS’s “rich media direct” (RMD) 2.0 and future releases of RMD service offerings. One of the key criteria for selecting the E.Piphany software was that HSNS would continue to be able to use the MaxxNote module as part of RMD 1.0 and future releases of RMD service offerings. This was consistent with HSNS’s strategy to maximize the use of Summus, Ltd.’s.

wavelet-based technology in its service offerings, since HSNS believed that wavelet-based technology would provide it with a competitive advantage over other service providers in its contemplated target market.

      On June 27, 2000, HSNS ran its first e-mail campaign, for Buy It Now.com, using the MaxxNote component of MaxxSystem. This was a test campaign, for which HSNS received no fees. In July 2000, HSNS generated revenues of $4,000 by running a RMD 1.0 campaign for Continental Airlines. Thus, at the end of the second quarter of 2000, HSNS was proceeding toward implementation of its service bureau business and management concluded that no impairment charge was warranted as of June 30, 2000.

      The customer analysis and feedback from both the Buy It Now.com and Continental Airlines campaigns made evident that video streaming (together with the computer hardware, network and support facilities to enable use of video streaming) needed to be added to HSNS’s service delivery in order to make its service business more viable in the marketplace. Summus, Ltd. was obligated to provide the streaming software (i.e., MaxxServer) under the terms of the software license agreement. However, since the MaxxServer component of MaxxSystem was not yet completed and HSNS did not have the required infrastructure in place, HSNS commenced a search for a total streaming and related infrastructure solution. Although MaxxServer was not yet finalized at the time, Summus, Ltd. was in the process of completing this module of MaxxSystem. In January 2001 Summus, Ltd. delivered a beta version of its streaming software to HSNS for use in its service delivery demonstration.

      Following a search for a total streaming and infrastructure solution, HSNS, in September 2000, entered into a licensing agreement with All Video Network, Inc. (“AVN”) to secure both the streaming and the required infrastructure to conduct streaming. AVN provided a full streaming service. HSNS’s management anticipated that Summus, Ltd.’s wavelet-based technology would be integrated into this full streaming service when Summus, Ltd. completed its software development. AVN’s real value to HSNS was in the infrastructure AVN provided to HSNS, enabling it to gain a quicker entry into this market. AVN’s streaming service was considered a complementary, not a substitute, solution, because although it had the capability to stream wavelet-based compressed media (as well as MPEG4, an industry-leading compression technology), it did not have the capability to capture statistics, develop content or compress content using wavelets. This functionality was core to MaxxSystem.

      The licensing of AVN’s streaming service was viewed as a possible indicator of impairment of the capitalized software license fees related to the MaxxSystem software at the time of HSNS’s preparation of its third quarter 2000 financial statements. However, this potential impairment indicator was overcome by the following:

•	AVN’s streaming service was considered a complementary streaming solution, not a substitute solution, because AVN had the capability to stream both wavelet-based and MPEG4 compressed media.

•	The AVN technology was intended to enable HSNS to establish a presence in the marketplace and to help further assist in the evaluation of operational processes prior to the next release of RMD. HSNS’s intent remained to use Summus, Ltd.’s wavelet-based technology in its service delivery, which HSNS viewed as the basis of its differentiating its service offering from the competition and providing value in the marketplace.

•	A key advantage to the AVN license was that it provided to HSNS more than just streaming technology. It also provided the hardware and equipment infrastructure to conduct streaming. Under the terms of the Master Agreement, Summus, Ltd. was not obligated to provide HSNS with the infrastructure necessary to conduct streaming.

•	The AVN license was readily cancelable by HSNS. HSNS negotiated this to provide an exit strategy from the AVN streaming solution once HSNS’s infrastructure was in place.

     The HSNS — Summus, Ltd. Business Combination

      Because HSNS viewed Summus, Ltd.’s compression technology as key to differentiating HSNS’s rich media direct service delivery from other service offerings, HSNS entered into discussions with Summus, Ltd. that led to the two companies entering into the Asset Purchase Agreement at the end of October 2000. The transaction was contingent on HSNS raising $7.5 million within 60 days. HSNS was not able to raise the necessary funding to close the transaction within the required time frame. Due to the lack of funding, HSNS had to temporarily delay its implementation and testing of MaxxSystem in 2000 and became unable to effect payments to third party vendors who were critical in completing this process.

      Since HSNS could not raise the stipulated amount of additional capital, management determined that it was unlikely that funding would be available to develop and rollout the service bureau business model as previously planned. Under FASB 121, when it is no longer probable that computer software will be placed in service, the software should be reported at the lower of its carrying amount or fair value. Under SOP 98-1, there is a rebuttable presumption that if there are no plans to complete the software or place it in service, the software has a fair value of zero. SOP 98-1 describes several indicators that the software may no longer be expected to be completed and placed in service, including “a lack of expenditures budgeted or incurred for the project.” Therefore, during the fourth quarter of 2000, management determined that the assets associated with HSNS’s service bureau business (other than the assets of Douglas May & Co.) were impaired. Accordingly, an impairment charge of approximately $2.9 million was recorded in the fourth quarter of 2000 consisting of the net carrying value of the capitalized costs associated with MaxxSystem of approximately $2.2 million and other capitalized costs incurred in the development of the service bureau business of approximately $0.7 million.

      On February 16, 2001, HSNS and Summus, Ltd. consummated the transactions contemplated by the Asset Purchase Agreement, without HSNS having secured any additional capital. The agreements entered into in mid-February 2000 by the companies were cancelled in their entirety. Following the combination, the Company revised its business plan, consistent with the Summus, Ltd. business plan at the time of the transaction, to focus on applications of the acquired compression software and technology in the mobile and wireless Internet market.

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

     Acquisition of Douglas May & Co., Inc.

      On July 10, 2000, under the terms of a share acquisition agreement dated as of June 30, 2000, by and between HSNS and Douglas May, HSNS acquired all of the issued and outstanding capital stock of Douglas May & Co. by issuing to Mr. May 183,070 shares of HSNS common stock in a business combination accounted for as a purchase.

      The acquisition of Douglas May & Co. was made in order to supplement HSNS’s planned rich media direct business. This acquisition was expected to create synergies with HSNS’s planned rich media direct service offering.

      The shares of HSNS common stock issued in the transaction were valued at $1,376,000. Under the terms of the share acquisition agreement, the 183,070 shares of HSNS common stock were issued in three allotments. The first allotment corresponded to $500,000 of value. At closing, HSNS issued 50,000 shares of common stock, the number of such shares being subject to adjustment if the Over-the-Counter Bulletin Board® trading price of the common stock on the first anniversary of the closing date of the transaction was less than $10.00 per share. Under such circumstances, HSNS was obligated to issue additional shares of common stock that, when added to the 50,000 shares, and multiplied by the per share trading price on the first anniversary of the closing date, equaled $500,000 in value. The issuance of the 50,000 shares was recorded at the “guaranteed” amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares under the terms of the share acquisition agreement will not change the recorded cost of the acquisition of Douglas May & Co.

      The second allotment of shares of common stock (87,498 shares) issued at closing corresponded to $576,000 of value. HSNS committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before January 1, 2001, Mr. May had the right to cause HSNS to repurchase these shares from him by making six cash installment payments totaling $576,000. As of December 31, 2000, Mr. May had not yet elected to have HSNS repurchase these shares.

      The third allotment of shares of common stock (45,572 shares) issued at closing corresponded to $300,000 of value. HSNS committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before the expiration of 90 days from the closing date, Mr. May had the right to cause HSNS to repurchase these shares from him by releasing funds, in the amount of $300,000, which the share acquisition agreement provided be placed into an escrow account, the funds being from certain accounts receivable of Douglas May & Co. that were collected subsequent to the acquisition date. In January 2001, based on the election of Mr. May, HSNS repurchased and retired these shares for $300,000 using the funds from the escrow account. These shares were treated as outstanding for loss per share purposes in accordance with the guidance set forth in SFAS No. 128. All shares issued that are subject to repurchase by HSNS have been presented on HSNS’s balance sheet as redeemable stock outside of shareholder’s equity.

      The results of operations of Douglas May & Co. are included in HSNS’s operations from the date of acquisition. HSNS recorded goodwill in the amount of $1,174,437 related to this acquisition.

      During 2000 Douglas May & Co. produced negative cash flows. Because of HSNS’s decision in the fourth quarter of 2000 not to further pursue the planned rich media direct business due to funding constraints, management determined there was no basis upon which to project positive future cash flows from Douglas May & Co. since the basis for making the acquisition was originally related to expected synergies and expected future prospects by incorporating the business of Douglas May & Co. into the planned rich media direct business. Thus, in accordance with the provisions of SFAS 121, HSNS concluded that the unamortized portion of the goodwill recorded in connection with the acquisition of Douglas May & Co. ($1,058,177, net of the previously amortized amount of $116,260) had become fully impaired and should be written off. HSNS recorded an impairment charge of $1,058,177 in the fourth quarter of 2000 to recognize the unamortized balance of goodwill written-off.

Results of Operations

      The following discussion and analysis of HSNS’s results of operations and financial condition should be read in conjunction with HSNS’s consolidated financial statements and related notes included in Item 8 of this annual report on Form 10-K for the year ended December 31, 2000.

      Because of HSNS’s limited operating history, comparisons between results for different periods to date generally are not meaningful.

Year ended December 31, 2000 compared to the Year ended December 31, 1999

      Revenues. Revenues for the year ended December 31, 2000, of $599,054 represent revenues by Douglas May & Co. and the $4,000 generated from the rich media direct campaign run for Continental Airlines. Revenue from the media creation services provided by Douglas May & Co., including creative design assistance and commercial content development, is recognized at the time the services are rendered based on the terms of individual contracts.

      Costs of Revenues. Costs of revenues for the year ended December 31, 2000, associated with Douglas May & Co., were $476,280.

      Gross Profit. Gross profit for the year ended December 31, 2000, was $122,774.

      During most of the year ended December 31, 1999, HSNS was positioning itself to engage in the resale of the various software products licensed from Summus, Ltd. under the February 1999 Marketing License Agreement. HSNS engaged in the development of a sales and marketing plan for these products and endeavored to put in place the necessary infrastructure. However, 1999 was characterized by several management changes, including the change that followed Summus, Ltd.’s acquiring a controlling interest in HSNS in August. Further, HSNS’s limited financial resources greatly hampered its marketing and sales efforts. Of necessity, HSNS made such efforts primarily from its website. In view of these disruptions and constraints, HSNS did not realize any revenues from these products. As described in Item 1. “Business — Overview,” by year-end HSNS had determined to change its business plan and was in the midst of negotiations with Summus, Ltd. to modify its existing business relationship.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the year ended December 31, 2000, were $6,864,159 compared to $2,582,447 for the year ended December 31, 1999. Selling, general and administrative expenses for the year ended December 31, 2000, included $1,754,560 in legal and accounting fees. Of this amount, $400,000 related to HSNS’s merger with J.S.J. Capital (see Item 5. “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters — OTC Bulletin Board Eligibility Rules” for more information on this merger) and the remaining portion was attributable to professional fees associated with Securities and Exchange Commission filings and other general corporate activity. Selling, general and administrative expenses for the year ended December 31, 2000, also included $1,498,792 in salaries and payroll costs and $860,602 in outside consulting fees. The remaining balance is attributable to the development and rollout of HSNS’s planned service bureau business.

      Selling, general and administrative expenses in 1999 included $1,391,000 in non-cash charges relating to the grant of stock options exercisable for 1,140,000 shares of HSNS’s common stock at a price ($0.01 per share) which was below the fair value of the common stock at the time of grant. This includes an option issued to Mr. Richdale exercisable for 1,000,000 shares of HSNS’s common stock which was granted as part of the consideration paid to acquire the licensing and marketing rights, held by Brad Richdale Direct, to certain products under development by Summus, Ltd. See the disclosure under Item 5. “Recent Sales of Unregistered Securities — Stock Issuances for Services Rendered.” The remaining costs related to salary and other general operating costs.

      Non-Cash Compensation. Non-cash compensation charges for the year ended December 31, 2000, were $333,750 related to the grant of stock options exercisable for 15,000 shares of HSNS’s common stock to Richard D. Seifert, one of HSNS’s directors, at a price below the estimated fair value of the common stock at the time of issuance. Non-cash compensation charges for the year ended December 31, 1999, were $2,813,000 related to the grant of stock options and 250,000 shares of common stock at prices below the fair value of the common stock issuance.

      Loss Contingency Charges. Loss contingency charges for the year ended December 31, 2000 were $1,281,946 compared to $800,000 for the year ended December 31, 1999. On January 26, 2000, William R. Dunavant (“Dunavant”), a former shareholder of Summus Technologies, Inc., who received 350,000 shares of HSNS’s common stock and $100,000 in cash in exchange for his shares of Summus Technologies, Inc. stock, filed a lawsuit against HSNS. Former management of HSNS had entered into an agreement with Dunavant and Michael Cimino, the former President of HSNS, that obligated HSNS to file a registration statement with the SEC to register the resale of these shares within a specified time period. HSNS’s failure to register such shares resulted in a lawsuit against HSNS seeking damages of $13,300,000. Pursuant to a settlement agreement entered into as of May 4, 2000, as amended on June 6, 2000, HSNS agreed, among other things, to register the 350,000 shares then held by Dunavant and to issue to him an aggregate of 175,000 new shares of HSNS’s common stock with registration rights. HSNS subsequently entered into a Second Amended and Restated Settlement Agreement, dated October 26, 2000, which superseded all previous agreements with Dunavant. By the terms of the Second Amended and Restated Settlement Agreement (and a supplemental letter thereto, dated December 5, 2000), HSNS issued to Dunavant 1,700,000 shares of common stock in 2000. The value of these shares, totaling $1.6 million, was based on a discount applied to the traded value of HSNS’s common stock on the date of issuance reflecting that the shares were not registered and are, therefore, “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. The number of common shares held by Dunavant on December 31, 2000, totaled 2,050,000. Additionally, HSNS became obligated to issue 25,000 shares of restricted common stock per month and pay $25,000 in cash per month to Dunavant until a registration statement on Form S-1, covering the resale of Dunavant’s shares, is declared effective by the SEC. Accordingly, the loss contingency for the year ended December 31, 2000, included the value of the shares issued to Dunavant in 2000, plus management’s best estimate of the monthly share and cash allotments HSNS is obligated to make until a registration statement on Form S-1 is declared effective by the SEC. See the disclosure under Item 13. “Certain Relationships and Related Transactions.”

      Interest Expense. Interest expense for the year ended December 31, 2000, of $15,192 represents interest expense incurred on capital lease obligations. During the year ended December 31, 1999, HSNS incurred non-cash interest expense of $2,655,749 relating to the issuance of convertible debentures that included common stock conversion prices which were below the fair value of the common stock on the date the convertible debentures were issued. The majority of these debentures were issued to Mr. Richdale and/or his affiliates in connection with Mr. Richdale’s payment on HSNS’s behalf of all but $60,000 of the first three payments due Summus, Ltd. under the February 1999 Marketing License Agreement. See the disclosure under Item 15.

“Recent Sales of Unregistered Securities — Issuances of Convertible Debentures/ Underlying Shares of Common Stock.”

      Amortization Expense. Amortization expense for the year ended December 31, 2000 was $116,200 compared to $833,333 for the year ended December 31, 1999. Amortization expense for the year ended December 31, 2000 related to the amortization of goodwill resulting from the acquisition of Douglas May & Co. in July 2000. Amortization expense of $833,333 for the year ended December 31, 1999 related to the amortization of the prepaid software royalties costs capitalized in 1999 under the February 1999 Marketing License Agreement. See Note 2 to HSNS’s Consolidated Financial Statements.

      Impairment Charge. Impairment charge for the year ended December 31, 2000 of $2,895,005 reflects the decision in the fourth quarter of 2000 not to further pursue the rich media direct business due to funding constraints. HSNS determined at that time that it could not raise the necessary capital to complete the development and rollout of its planned service bureau business and therefore management determined that all costs associated with the service bureau business were impaired. Accordingly, an impairment charge of $2,895,005 was recorded in the fourth quarter of 2000 consisting of the net carrying amount of the capitalized costs incurred in the development of the service bureau business. Included in these costs was approximately $2.2 million of costs associated with MaxxSystem and $0.7 million of other capitalized costs incurred in the development of the service bureau business. See Note 6 to HSNS’s Consolidated Financial Statements.

      An impairment charge for the year ended December 31, 2000 of $1,058,177 related to the impairment to the goodwill recorded in connection with the acquisition of Douglas May & Co. During the fourth quarter of 2000, management determined that the expected synergies and expected future prospects of incorporating the business of Douglas May & Co. into HSNS’s planned rich media direct-based service bureau business would not be realized. Accordingly, $1,058,177 represents the unamortized portion of the goodwill recorded in connection with the acquisition of Douglas May & Co. See Note 4 to HSNS’s consolidated financial statements.

      Net Loss. As a result of the factors discussed above, HSNS’s net losses for the years ended December 31, 2000 and 1999 were $12,441,665 and $9,684,529, respectively.

Year Ended December 31, 1999 as compared to the Year Ended December 31, 1998

      Revenue. As previously described, during most of the year ended December 31, 1999, HSNS was positioning itself to engage in the resale of the various software products licensed from Summus, Ltd. under the February 1999 Marketing License Agreement. HSNS engaged in the development of a sales and marketing plan for these products and endeavored to put in place the necessary infrastructure. However, 1999 was characterized by several management changes. Further, HSNS’s limited financial resources greatly hampered its marketing and sales efforts. In view of these disruptions and constraints, HSNS did not realize any revenues from these products.

      For the first seven months of the fiscal year ended December 31, 1998, HSNS was inactive. HSNS effected the acquisition of Marketers World, Inc. in August 1998 and Brad Richdale Direct, Inc. in September 1998, but did not engage in any revenue generating activity during the balance of 1998. By year-end 1998, HSNS, in part because of its limited financial resources, determined to discontinue the operations of the former Marketers World business. The net book value of the assets associated with this business, in the amount of $68,890, was written off at December 31, 1998, and included in the loss from discontinued operations.

      Selling, General And Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 were $2,582,447 compared to $374,841 for the year ended December 31, 1998. Selling, general and administrative expenses in 1999 included a $1,391,000 non-cash charge relating to the above-described grants of stock options exercisable for 1,140,000 shares of HSNS’s common stock at a price ($0.01 per share) which was below the fair value of the common stock at the time of grant. The remaining costs related to HSNS’s efforts to resell the software products licensed under the February 1999 Marketing

License Agreement, and to salary and other general operating costs, which increased from 1998 to 1999 due to the additional corporate overhead implemented in order to commence HSNS’s business.

      Non-Cash Compensation. Non-cash compensation charges for the year ended December 31, 1999, were $2,813,000 related to the grant of stock options exercisable for 1,075,000 shares of HSNS’s common stock and issuance of an aggregate of 250,000 shares of common stock (representing the shares issued to family members of Mr. Seifert, one of HSNS’s directors, at a time when HSNS had a critical need for financing) at prices below the fair value of the common stock at the time of issuance. The stock options vested upon issuance and had a nominal exercise price of $0.01.

      Loss Contingency Charges. Loss contingency charges of $800,000 incurred during the year ended December 31, 1999, related to the initial accrual associated with the Dunavant lawsuit and settlement.

      Interest Expense. Non-cash interest expense of $2,655,749 incurred in the year ended December 31, 1999, related to the issuance in 1999 of convertible debentures with conversion prices below the fair value of the common stock on the date the debentures were issued.

      Amortization Expense. Amortization expense of $833,333 incurred in the year ended December 31, 1999 related to the above-described amortization of the prepaid software royalty costs capitalized in 1999 under the February 1999 Marketing License Agreement.

      Loss from Discontinued Operations. HSNS recorded a loss from discontinued operations of $1,334,855 for the year ended December 31, 1998, related to the previously described termination of the Marketers World operations at the end of 1998.

      Net Loss. As a result of the factors discussed above, HSNS’s net loss for the year ended December 31, 1999 was $9,684,529 and HSNS’s net loss for the year ended December 31, 1998 was $1,709,696.

Liquidity and Capital Resources

      In connection with the HSNS — Summus, Ltd. business combination, HSNS provided funding to Summus, Ltd. totaling $1,975,000, of which $1,435,000 was provided to Summus, Ltd. in 2000. The primary source of the funding HSNS provided to Summus, Ltd. was generated by sales of its common stock and warrants in private placement transactions (all such securities being “restricted securities” as defined in Rule 144) to accredited investors.

      Cash Flow from Operating Activities. Net cash used in operating activities was $3,822,295, $1,021,323 and $291,685 during the years ended December 31, 2000, 1999 and 1998, respectively. The key factors affecting cash flow used in operating activities were the greater amounts paid in salaries as HSNS’s workforce expanded, along with the operational costs incurred in endeavoring to resell the software products licensed under the February 1999 Marketing License Agreement (in 1999) and in the development and rollout of the planned service bureau business (in 2000). For the year ended December 31, 1998, net cash used in discontinued operations of $1,265,965 represents the net cash used to operate Marketers World during 1998.

      Cash Flow from Investing Activities. Net cash used in investing activities of $968,557 during the year ended December 31, 2000, represents capital expenditures for office furniture and computer equipment. Net cash used in investing activities of $106,052 during the year ended December 31, 1999 included $4,052 paid for office furniture, and $102,000 paid in connection with the acquisition of HSNS’s ownership interest in Summus Technologies, Inc. HSNS’s total investment in Summus, Ltd. (following the merger of Summus Technologies into Summus, Ltd.) was $1,855,937, consisting of a cash payment of $102,000 and the issuance of 795,001 shares of HSNS’s common stock valued at $643,951, and a non-cash equity contribution received from a significant shareholder of HSNS, valued at $1,109,986. Net cash used in investing activities of $50,148 for the year ended December 31, 1998 included the purchase of equipment.

      Cash Flow from Financing Activities. HSNS’s operations to date have been primarily funded by private placements of its preferred and common stock and the issuance of convertible debentures to its principal shareholders and their affiliates.

      Net cash provided by (or used in) financing activities of $4,868,734 for the year ended December 31, 2000 related to:

•	the sale of 2,000 shares of HSNS Series A convertible preferred stock (at a per share price of $1,000), generating net proceeds of $1,850,952;

•	the sale of 1,544,290 shares of HSNS’s common stock along with warrants to purchase an additional 1,997,564 shares of common stock at an exercise prices ranging from $4.00 to $4.625 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating net proceeds of $4,777,553;

•	$1,435,000 in loans made to Summus, Ltd. under the terms of the October 30, 2000 asset purchase agreement. HSNS was obligated to make cash payments of $235,000 to Summus, Ltd. beginning on October 30, 2000, and every two weeks thereafter. Shares of HSNS’s common stock owned by Summus, Ltd. collateralized these payments. Upon the closing of the HSNS—Summus, Ltd. business combination on February 16, 2001, HSNS ceased to make any further advances to Summus, Ltd.;

•	the restriction of $300,000 in cash under the terms of the share acquisition agreement entered into in connection with the acquisition of Douglas May & Co.; and

•	principal payments made on a capital lease of $5,448 and repayments to shareholders of $19,323.

      Net cash provided by financing activities of $1,357,506 during the year ended December 31, 1999 resulted from:

•	the sale of 588,188 shares of HSNS’s common stock at per share prices ranging between $1.00 and $2.50, generating net proceeds of $597,500;

•	the issuance of convertible debentures, generating cash proceeds of $558,640; and

•	net advances from shareholders totaling $201,366.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On November 1999, HSNS engaged Ernst & Young LLP as our independent auditors for the year ended December 31, 1999, to replace Barry L. Friedman, P.C. (“Friedman”), whom HSNS dismissed as its independent auditors on the date Ernst & Young LLP was engaged. The decision to change independent auditors was approved by HSNS’s Board of Directors.

      The reports of Friedman on HSNS’s financial statements for fiscal years 1996 and 1997 and for the period commencing January 1, 1998 and ending July 22, 1998 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The reports of Friedman on HSNS’s financial statements for the period January 1, 1998 to July 22, 1998 and for the two years in the period ended December 31, 1997 included an explanatory paragraph about HSNS’s ability to continue as a going concern. In connection with the audits of HSNS’s financial statements for the years ended December 31, 1996 and 1997, and in the subsequent interim period preceding the dismissal of Friedman, there were no disagreements with Friedman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Friedman, would have caused Friedman to make a reference to the matter in their report. During the time period Friedman performed its audits and through the date of dismissal, there were no “reportable events”, as that term is defined in Item 304(a)(1)(v) of Regulation S-K, with respect to the services provided by Friedman.

      HSNS requested and received from Friedman a letter addressed to the Commission stating that Friedman agrees with the above statements.

      During 1996 and 1997 and through the date that HSNS engaged Ernst & Young LLP, HSNS did not consult with Ernst & Young LLP on matters relating to the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on HSNS’s financial statements, or which concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K, Item 304).

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

      By the terms of the agreement under which HSNS and Summus, Ltd. effected the business combination, the size of the Company’s Board of Directors was to be increased to ten members immediately following the closing of the transaction. Post-closing, the Board was to consist of four members from each of HSNS and Summus, Ltd. Upon the selection of a ninth director by the 4 representatives of HSNS, Ms. Wendi Tush was to be appointed to the Board as the tenth member. However, Ms. C. Cristine Wittress (a HSNS member), Mr. Kenneth Marks (a Summus, Ltd. member), Stuart Diamond (a Summus, Ltd. member) and Ms. Wendi Tush (a Summus, Ltd. member) have since resigned as directors of the Company’s Board and the Board now consists of four directors.

Executive Officers

      The following table provides information regarding our executive officers, the capacity in which they serve the Company, when they assumed office and their ages.

Name	Office	Officer Since	Age

Richard F. Seifert	Co-Chief Executive Officer	2001	50
Dr. Bjorn Jawerth	Co-Chief Executive Officer, Chief Scientist, President	2001	48
Gary E. Ban	Chief Operating Officer	2001	37
Robert S. Lowrey	Chief Financial Officer, Treasurer	2000	41

Business Experience of Directors, Officers and Other Key Employees

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

      Andrew L. Fox was our Chief Executive Officer from August 2000 through February 2001 and our acting President and Chief Executive Officer from August 1999 through August 2000. Mr. Fox has also been a director since January 2000. Mr. Fox was Executive Vice President of Sales and Marketing for Summus, Ltd. from August 1999 through January 2000. Although Mr. Fox ceased to be an executive officer of the Company following the acquisition of Summus, Ltd.’s assets in February 2001, he remains an employee of the Company, working primarily in the area of sales and marketing. From December 1996 through June 1999, Mr. Fox was Senior Marketing Manager of RealNetworks, a provider of software products and services for Internet media delivery and a pioneer of streaming media systems enabling the creation, real-time delivery and playback of audio, video and multimedia content on the Web. From June 1991 through November 1996, he was a Sales and Marketing Manager for IBM’s Wireless Data Division and a Product Manager at IBM’s Networking Hardware Division. Mr. Fox has a M.B.A. from Duke University’s Fuqua School of Business in Durham, North Carolina and an undergraduate degree in computer science and electrical engineering from Duke University’s School of Engineering.

      Richard F. Seifert has been a member of our Board of Directors since February 1999 and has been our Co-Chief Executive Officer since February 2001. He was our Vice President of Operations from March through November 1999. From 1995 through February 1999, Mr. Seifert was a self-employed marketing consultant. Mr. Seifert has a degree in business administration from Montgomery County College and Penn State University.

      Herman Rush has been a member of our Board of Directors since March 2000. Since 1999, Mr. Rush has been Chairman of the Board and Chief Executive Officer of Infotainment International, Inc. and related companies that develop and produce content for the Internet. Since 1998, Mr. Rush is a partner in Rush Cooperman Associates, LLC, an Internet development and production company. In November 2000, he became the CEO of Internet Program Providers, Inc., an Internet distribution/syndication company. Mr. Rush served as Executive Producer of The Montel Williams television programs from 1990 through 1997 and currently is a consultant to the program. Mr. Rush is a former President and CEO of the Columbia Pictures Television Group (1980-1988) and a former CEO of Coca-Cola Telecommunications, Inc. (1988-89).

      Gary E. Ban joined the Company as our Chief Operating Officer in February 2001. In his past role as Chief Operating Officer/ Chief Information Officer of Summus, Ltd., Mr. Ban had supervisory responsibility over company operations, information technology and human resources. Prior to joining Summus, Ltd. in September 1999, Mr. Ban held a variety of executive-level management positions establishing direction and operational implementation for business, financial and engineering systems integration. From November 1996 through August 1999, Mr. Ban served as Director of Customer Integration for ABB Power T&D Inc.’s Electricity Metering group, where he was responsible for global systems integration for large-scale information management solutions. From June to November 1996, Mr. Ban served as Director of Re-engineering Services for the Pinnacle Group, a consulting company, where he was instrumental in establishing a consulting business offering re-engineering process management focused on enterprise resource planning. Mr. Ban holds an M.B.A. from Duke University, a bachelor’s degree in industrial management and an associate applied science degree in computer engineering from the Milwaukee School of Engineering.

      Robert S. Lowrey has been our Chief Financial Officer and Vice President of Finance since June 2000. Prior to joining the Company, Mr. Lowrey served as a senior audit manager for Ernst & Young LLP in Raleigh, North Carolina from November 1993 to May 2000. Mr. Lowrey is a graduate of Grove City College in Grove City, Pennsylvania.

      Dr. Jiangying Zhou recently was appointed our Vice President of Research; she had previously served as Director of Research and Development at the Company and, before that, at Summus, Ltd. Prior to joining Summus, Ltd. in March 1998, Dr. Zhou was a research scientist at Panasonic Information and Networking Technologies Laboratories, Princeton, New Jersey, where she conducted research in the areas of image analysis, information retrieval, and document processing. Dr. Zhou received her Ph.D. in Electrical Engineering from the University of New York at Stony Brook in 1993. She received her M.S. degree (1985) and B.S. degree (1982), both in computer science, from Fudan University, Shanghai, China. Dr. Zhou has taught in the Computer Science Department of Fudan University. She has published 30 papers in international journals and conferences and has given many talks at international conferences. She is also the owner of five U.S. patents. Dr. Zhou is currently the co-chair for the PSIE/ IS&T Document Recognition Conference. She also served as session chair and as referee for several international conferences and journals, including the SPIE Document Recognition Conference, the Fifth International Conference on Document Analysis and Information Retrieval, IEEE Transaction on Pattern Recognition and Machine Intelligence, Journal of Computer Vision, Graphics, and Image Processing, and Journal of Electronic Imaging. Dr. Zhou’s research interests include video/image analysis, pattern recognition, information retrieval, character recognition, and document processing.

      Mr. Leonard Mygatt has been our Executive Vice President, Advanced Technology, since the Company’s acquisition of Summus, Ltd.’s assets in February 2001. Mr. Mygatt served in the same capacity with Summus, Ltd. beginning in December 1995. Prior to his association with Summus, Ltd., Mr. Mygatt was employed by Magnavox Electronic Systems Company, where he served as a project leader for the design, development and production of advanced tactical data link systems and as a project manager and leader for a research and development project investigating image and video compression. Mr. Mygatt received a B.S.E.E. degree from the University of California at San Diego in 1983.

      Mr. Barry J. Johnson was hired as Vice President — Products in June 2001. Mr. Johnson’s primary responsibilities will be to prioritize the Company’s product development efforts and to position the Company’s new product line to maximize revenue generation. Mr. Johnson most recently served as Vice President of Operations at Dial2Go, Inc., where he was responsible for developing new business for this start-up company. From May 1998 to February 2001, Mr. Johnson served as Director of Program Management within Motorola, Inc.’s Personal Communications Sector, where he managed the team responsible for Motorola’s digital phone programs. From August 1997 to April 1998, Mr. Johnson served as Marketing Director for Motorola’s Transmission Products Division. Mr. Johnson has also served in various product marketing capacities at Gateway, Zenith Data Systems and NCR. Mr. Johnson earned a B.A. in economics from Hanover College and an M.B.A. in finance from Indiana University.

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

      Audit Committee. The Audit Committee recommends to the Board for appointment the independent auditors to be selected to audit the financial statements of the Company. The Audit Committee discusses with the auditors their independence and obtains at least annually the auditors’ written statement describing their independent status. The Audit Committee reviews with management and the independent auditors the Company’s financial statements and any financial reports submitted to the public. The Audit Committee also has periodic discussions with management and the independent auditors regarding the quality and adequacy of the Company’s internal controls. The Audit Committee currently consists of Mr. Rush.

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

Item 11.  Executive Compensation.

      The following table provides certain summary information concerning all compensation earned by the Named Executive Officer. No other executive officer or person’s annual salary and bonus for the year ended December 31, 2000 exceeded $100,000 in the aggregate.

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

Option Grants During Last Fiscal Year

      We did not grant any options to purchase shares of our common stock to our Named Executive Officer during the year ended December 31, 2000.

Aggregated Options Exercised During Last Fiscal Year and Fiscal Year End Option Values

      Our Named Executive Officer did not exercise any of his options to purchase any of our equity securities during 2000. The Company does not have any outstanding stock appreciation rights. The following table provides additional information, with respect to our Named Executive Officer, concerning options held as of December 31, 2000.

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

Employment Agreements

  Employment Agreement with Dr. Bjorn Jawerth

      Upon the closing of the HSNS — Summus, Ltd. business combination, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. The employment agreement provides that Dr. Jawerth will serve as the Company’s co-Chief Executive Officer (on a temporary basis until a new chief executive officer is hired) and Chief Scientist.

      The terms of Dr. Jawerth’s employment agreement provided him with the right to request that he be elected the Chairman of the Board of the Company’s Board of Directors upon the Company’s hiring of a new chief executive officer. Effective immediately following the resignations of Stuart Diamond (who served as Chairman of the Board) and Wendi Tush as members of the Company’s Board, the remaining members of the Board appointed Dr. Jawerth to serve as the Chairman. Dr. Jawerth is expected to continue to serve in that capacity through the date of the Company’s annual meeting of shareholders, which is to be held as soon as reasonably practicable, at which time all of the Company’s director nominees will be subject to election by the Company’s shareholders. Given Dr. Jawerth’s substantial equity interest in the Company, his re-election as a director is virtually assured.

      Under the employment agreement, Dr. Jawerth is to receive:

•	an initial base salary of $350,000 (which is subject to increase on an annual basis by at least 10%);

•	performance bonuses and options as are generally available to other senior management and Board members of the Company (including awards under the Company’s 2000 Equity Compensation Plan), as determined by the Employment and Compensation Committee of the Board, and options awarded by resolution of the Board outside the Plan for service on the Board;

•	a car allowance of $750/month;

•	a corporate apartment for a period of 6 months and expenses of up to $2,500/month in connection with apartment expenses; and

•	the Company’s health and other benefits.

      In addition to the foregoing, Dr. Jawerth was to have been paid $500,000 in cash as compensation for his non-competition covenants (which have an 18 month term). In lieu of such cash payment, we issued to Dr. Jawerth options to purchase 166,667 shares of our common stock exercisable for $0.50 per share and options to purchase 333,333 shares of our common stock exercisable for $3.75 per share.

      Under the terms of the employment agreement, we also granted to Dr. Jawerth a personal, non-exclusive, non-transferable worldwide license, without the right to sublicense, to make and use new technology that is developed during the twelve months following the closing of the Summus, Ltd. business combination. Any of Dr. Jawerth’s rights under this license are subject to his fiduciary duties as a director and officer of the Company and to his obligations under the non-compete provisions of the employment agreement. This license will terminate twelve months after the closing or such later date as may be determined by the Board of Directors, excluding Dr. Jawerth. If the Company ceases to be a going concern prior to the termination of the license, the license will be perpetual and will include the rights to sell products and services using the new licensed technology and the right to sublicense.

      Under the terms of the agreement governing the HSNS—Summus, Ltd. business combination, the Company agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of the Company’s common stock held by Dr. Jawerth (representing $2.5 million in value) at a per share price of not less than $1.50 per share. The agreement does not stipulate a date or time period by which such sale is to occur. Any such sale would be subject to applicable federal and state securities laws, and the shares of stock, in the hands of the purchaser or purchasers, would constitute “restricted securities” within the meaning of Rule 144(a)(3) under the Securities Act of 1933 on the basis of having been acquired from an affiliate of the Company in a transaction not involving any public offering. Accordingly, the certificate(s) for such shares would require appropriate legending as to the restrictions on transfer. The Company envisions that the most likely scenario in which it will be able to assist with such a sale would be in connection with an investment in the Company by one or more institutional investors, perhaps a company or companies with whom the Company is seeking to enter into a strategic commercial alliance. No assurance can be provided that the Company will be able to attract such an investment or that the Company will be able to provide assistance to Dr. Jawerth to effect a private sale of his shares. The agreement does not provide any right or remedy to Dr. Jawerth if such sale is not effected.

      In addition, under the terms of Dr. Jawerth’s employment agreement, the Company is obligated to issue to him options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale. The options will be exercisable during the second through fifth year after issuance. The Company has agreed to assist Dr. Jawerth in the private sale of his shares of our common stock to generate net proceeds of $2,500,000. In addition, the Company is obligated to issue to him options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in such private sale. The options will be exercisable during the second through the fifth year after issuance.

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

      Under the letter agreement, the Company confirmed its prior grant to Mr. Fox of options to purchase 240,000 shares of our common stock that vest on August 25, 2006, if Mr. Fox remains in the Company’s employment on such date. The letter agreement provides that the vesting period may be accelerated if the Company attains certain performance goals tied to revenue, EBITDA or other metrics to be determined by the Company’s Board of Directors. The Board has determined that these performance goals have been met. Accordingly, options exercisable for 80,000 shares (at an exercise price of $4.38 per share) vested on

August 25, 2000, and options exercisable for 80,000 shares each (at an exercise price of $13.00 per share) will vest on the first and second anniversaries of that date. Under the terms of an addendum to the letter agreement, in the event of change in control (defined as a merger or consolidation, tender offer for 50% of the shares of the Company or any other acquisition or reorganization of the corporate capital structure) of the Company, the options are to immediately vest.

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

      The 2000 Equity Compensation Plan, adopted by the Board of Directors on January 27, 2000, and approved by our shareholders on February 11, 2000 (the “Plan”), is intended to provide incentives:

      (a)  to the officers and other employees in the Company and its subsidiaries by providing them with opportunities to purchase shares of common stock in the Company pursuant to options granted under the Plan which qualify as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);

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

      Administration. The Plan provides that the Committee may make equitable adjustments in the aggregate number of shares of common stock that may be awarded under the Plan, the number of shares and class of stock that may be subject to an award, the purchase price to be paid per share under outstanding options, and the terms, conditions or restrictions of any award in the event of any reorganization, recapitalization, reclassification, stock split, stock dividend, merger or consolidation or separation, including a spin-off, of the Company, the sale or other disposition of all or a portion of its assets and certain other transactions involving the Company. However, the Plan requires that all such adjustments shall be made such that ISOs granted under the Plan shall continue to constitute ISOs within the meaning of Section 422 of the Code.

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

      The Board of Directors amended the Plan, effective May 1, 2000. The amendment adds a provision that, in connection with any underwritten public offering of our equity securities covered by an effective registration statement filed under the Securities Act of 1933, as amended, including an initial public offering, a participant in the Plan may not sell, make any short sale of, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to any stock acquired under the Plan without the prior written consent of the Company or its underwriters. This “market stand-off ” restriction will be in effect for whatever period of time from and after the effective date of the final prospectus for the offering that the Company or its underwriters request.

Compensation of Directors

      Prior to February 27, 2001, each member of the Board of Directors not employed with us full-time was: (i) reimbursed for reasonable travel expenses incurred in attending meetings of the Board of Directors or committees of the Board of Directors; (ii) paid a fee of $1,000 for each day on which the Board and/or committee met or was in conference, at which such director attended, except for committee meetings held on the same date as a Board of Directors meeting or conference; and (iii) was eligible for stock option grants under the terms of our Equity Compensation Plan. During fiscal year 2000, the members of our Board of Directors were issued the following number of options opposite their names:

Name	Options Issued	Exercise Price/Vesting

Herman Rush	50,000	Fair Market Value/3 years

Richard F. Seifert	30,000	Fair Market Value/3 years

C. Cristine Wittress*	50,000	Fair Market Value/3 years

*	C. Cristine Wittress forfeited her options upon her resignation as a member of the Board of Directors.

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

Compensation Committee Interlocks and Insider Participation

      On February 27, 2001, we formed, by action of our Board of Directors, an Employment and Compensation Committee consisting of Herman Rush, as Chair, and C. Cristine Wittress (who has since resigned as a director and as a member of such committee) and Dr. Bjorn Jawerth, as committee members. Prior to such date and during the year ended 2000, all matters were addressed by the full Board of Directors which consisted of Herman Rush, Richard Seifert, Andrew L. Fox and as of March 2000, C. Cristine Wittress. However, Mr. Fox, then our Chief Executive Officer and a director, did not participate in deliberations and abstained from voting in connection with his own compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding beneficial ownership of our common stock and our Series B preferred stock as of August 31, 2001, by (i) each of our directors, (ii) our Chief Executive Officer as of December 31, 2000 (the “Named Executive Officer”), (iii) all directors and executive officers as a group, and (iv) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock. As of August 31, 2001, we had 35,735,789 shares of common stock issued and outstanding and 6,000 shares of Series B preferred stock issued and outstanding (of which 2,000 shares are held in escrow under the terms of the Asset Purchase Agreement. As of that date, we also had 2,000 shares of non-voting Series A preferred stock issued and outstanding.

      Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options, and shares of Series B preferred stock subject to warrants, currently exercisable or exercisable within 60 days of August 31, 2001 are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. The persons and entities named in the table have sole voting power and sole investment power of the shares reflected by their names, except as otherwise noted.

      Unless otherwise specified, the address for each beneficial owner is c/o High Speed Net Solutions, Inc., 434 Fayetteville Street Mall, Suite 600, Raleigh, North Carolina 27601.

		Percent of Shares of	Percent of Shares of
Name and Address of	Shares Beneficially	Common Stock	Class B Preferred
Beneficial Owner(1)	Owned(2)	Outstanding	Stock Outstanding

Dr. Bjorn Jawerth	14,207,152 2000 (Series B Preferred)(3)	34.04%	33.33%

Kerstin Jawerth	3,912,859(4)	9.38%	N/A

Andrew L. Fox	270,000(5)	*	N/A

Richard F. Seifert	495,833(6)	1.19%	N/A

Herman Rush	9,167(7)	*	N/A
Rush & Associates 3340 Ocean Park Blvd., Suite 3045 Santa Monica, CA 90405

Summus, Ltd.	4,500 (Series B Preferred)(8)		75.00%
Branch Banking And Trust

Company	2,000 (Series B Preferred)(9)	N/A	33.33%
Corporate Trust 223 West Nash Street Wilson, North Carolina 27893

William R. Dunavant and Lucille H. Dunavant, as joint tenants	2,275,000(10)	5.45%	N/A
c/o Richard E. Brodsky, P.A. 25 Southeast Second Avenue Suite 919 Miami, Florida 33131

Bradford Richdale	1,295,879(11)	3.10%	N/A
c/o Alexander Dewar Alexander Westcott Securities 400 Wall Street, 31st Floor New York, NY 10005

All Executive Officers and Directors as a Group	15,283,875 2,000 (Series B Preferred)(12)	36.62%	33.33%

*	Represents beneficial ownership of less than one percent (1%) of common stock.

(1)	Based upon information supplied by officers and directors and filings under Section 13 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Unless otherwise indicated, refers to the Company’s shares of common stock.

(3)	Includes (i) 3,912,859 shares of common stock owned by Kerstin Jawerth with respect to which Dr. Jawerth has sole voting power and (ii) 2,000 shares of Series B preferred stock for which Dr. Jawerth has shared dispositive and voting power in his capacity as Representative under an escrow agreement entered into in connection with the Asset Purchase Agreement.

(4)	Dr. Bjorn Jawerth has sole voting power over such shares.

(5)	Represents shares of common stock underlying options that are exercisable within 60 days.

(6)	Includes 125,000 shares held by the Richard J. Seifert Trust and 125,000 shares held by the Rita Seifert Trust established by Mr. Seifert’s parents. Also includes 43,333 shares of common stock underlying options that are exercisable within 60 days.

(7)	Represents shares of common stock underlying options that are exercisable within 60 days.

(8)	Represents (i) 4,000 shares of Series B preferred stock, and (ii) 500 shares of Series B preferred stock underlying a warrant that is exercisable within 60 days, held by Summus, Ltd. on behalf of Summus, Ltd. shareholders pending distribution to such shareholders on a pro rata basis in accordance with the Asset Purchase Agreement.

(9)	Represents shares held in escrow on behalf of Summus, Ltd.’s shareholders pending distribution to such shareholders on a pro rata basis in accordance with the Asset Purchase Agreement.

(10)	Includes shares of common stock issued to Mr. Dunavant in connection with our acquisition of shares of common stock of Summus Technologies, Inc. and shares of our common stock issued under various settlement agreements entered into with Mr. Dunavant. Also includes 175,000 shares with respect to which Richard E. Brodsky has sole dispositive power.

(11)	Includes shares held by each of StoneLeigh, Ltd. StoneLeigh Corporation, and Ormond Trust, each an affiliate of Mr. Richdale.

(12)	Includes shares beneficially owned by all current directors and executive officers.

Item 13.  Certain Relationships and Related Transactions.

The HSNS — Summus, Ltd. Business Combination

      On February 16, 2001, pursuant to the terms of the Asset Purchase Agreement, HSNS and Summus, Ltd. effected a business combination whereby HSNS, as the legal acquirer, purchased substantially all the assets and operations of Summus. Ltd.

      Prior to the closing of the transaction, Summus, Ltd. was the largest shareholder of HSNS. It owned 8,217,781 shares (33.2%) of HSNS’s common stock, approximately 27.6% on a fully diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in HSNS increased to 20,593,352 shares (55.5%) of the Company’s (i.e., the combined company’s) common stock on an as-converted basis, approximately 53.1% on a fully-diluted basis as a result of HSNS’s issuance to Summus, Ltd. of:

•	20,218,733 shares of the Company’s common stock (less 3,604,445 shares of common stock to which HSNS itself was entitled to receive as a shareholder of Summus, Ltd., such shares being cancelled along with the 8,217,781 shares of HSNS common stock held by Summus, Ltd. prior to the parties’ execution of the Asset Purchase Agreement.);

•	6,000 shares of Series B preferred stock (each share convertible into 1,000 shares of common stock), of which 2,000 shares were deposited with and are to be held for 12 months by an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the agreement; and

•	warrants to purchase 500 shares of the Company’s Series B convertible preferred stock, exercisable for a period of five years from the closing date (i.e., February 16, 2001), at an exercise price, subject to adjustment, of $5.50 per share of common stock on an as-converted basis.

      Additionally, since HSNS was the legal acquiror while Summus, Ltd. was the accounting acquiror, it was necessary to issue new Company options to the existing Summus, Ltd. option holders as part of the recapitalization in connection with the business combination. The number of options issued was determined by comparing the total consideration received by Summus, Ltd. in the transaction to the outstanding equity of Summus, Ltd. prior to the transaction.

      On March 13, 2001, Summus, Ltd. distributed certain of the shares of the Company’s common stock received in the transaction to the shareholders of Summus, Ltd. in accordance with their pro rata interests; the balance of such shares was distributed in mid-July 2001. There remain 4,000 shares of Series B Convertible Preferred Stock held in the name of Summus, Ltd. In connection with the holding of its annual meeting of shareholders, the Company intends to solicit shareholder approval to increase the number of authorized shares of its common stock so that there are a sufficient number of shares of common stock reserved for issuance upon conversion of the preferred shares. Further, the warrants are to be distributed on a pro rata basis to the shareholders of Summus, Ltd. other than the Company and Dr. Bjorn Jawerth. Both the Company and Dr. Jawerth have waived their right to participate in the distribution of the warrants. Upon distribution of the remaining shares and warrants, Summus, Ltd. is to be dissolved.

Satisfaction of Indebtedness to Bradford Richdale Affiliates

      Effective as of June 25, 2001, we entered into an agreement of settlement and compromise with HealthTec, Inc. and Brad Richdale Direct Inc., affiliates of Mr. Richdale. Under the terms of that agreement:

•	we issued 250,000 shares of our common stock in satisfaction of our indebtedness to such entities in the aggregate amount of $435,301 (representing an effective value per share of $1.74);

•	we agreed to register the resale of such shares upon our filing of a registration statement under the Securities Act of 1933;

•	we agreed to provide a release by Summus, Ltd. of Summus, Ltd.’s claim for additional shares of the Company’s common stock under the terms of a stock purchase agreement, dated August 25, 1999, between Brad Richdale Direct and Summus, Ltd.; and

•	the Richdale affiliates agreed, for a two-year period from the date of the agreement, to vote the shares received under the agreement in favor of and for the election of the Board nominees nominated by the Company.

Settlement of the William R. Dunavant Litigation and Post-Litigation Disputes

      In August 1999, HSNS issued to Mr. William R. Dunavant 350,000 shares of its common stock (and made a cash payment of $100,000 to Mr. Dunavant) in exchange for 250,000 shares of common stock of Summus Technologies, Inc. held by Mr. Dunavant. The agreement providing for this exchange of stock contemplated HSNS’s filing, as expeditiously as possible (and in any event within 60 days of the date of the agreement), a registration statement with the SEC covering the resale of HSNS’s shares issued to Mr. Dunavant. If such a registration statement was not declared effective within 120 days of the date of the parties’ execution of the agreement (i.e., by December 11, 1999) HSNS was obligated to issue an additional 25,000 shares of its common stock to Mr. Dunavant 135 days after the date of the parties’ execution of the agreement and an additional 25,000 shares for each 30-day period thereafter during which a registration statement covering all of Mr. Dunavant’s shares of HSNS’s common stock had not been declared effective.

      HSNS failed to file a registration statement covering the resale of Mr. Dunavant’s shares by December 11, 1999. Mr. Dunavant initiated litigation against HSNS in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, Florida on January 26, 2000. Mr. Dunavant’s complaint alleged that HSNS failed to register the shares of HSNS common stock issued to him in breach of an agreement to do so. HSNS entered into a settlement agreement, dated May 4, 2000, with Mr. Dunavant. By the terms of an amended and restated settlement agreement, dated June 6, 2000 (which superseded the May agreement in its entirety), HSNS agreed, among other things, to:

•	register the 350,000 shares of our common stock then held by Mr. Dunavant;

•	issue to Mr. Dunavant, within five business days of the date of the agreement, 150,000 shares of HSNS common stock, with registration rights; and

•	issue to Mr. Dunavant 25,000 shares of HSNS’s common stock each month for the six month period ending December 31, 2000, and 50,000 shares a month thereafter, and pay $12,750 per month in cash, until HSNS had an effective registration statement covering all of Mr. Dunavant’s shares.

      In addition to the foregoing, HSNS agreed that if, on the effective date of the registration statement covering Mr. Dunavant’s shares, the closing price of its common stock was less than $23 per share, HSNS would issue to Mr. Dunavant additional shares pursuant to a formula based on the difference between $23 and the closing price of the common stock.

      HSNS entered into a second amended and restated settlement agreement, dated October 26, 2000, supplemented in December 2000, which was to supersede the June 2000 agreement in its entirety. Under the terms of the second amended and restated settlement agreement, HSNS agreed to:

•	issue to Mr. Dunavant, within five business days of the agreement an additional number of shares of HSNS common stock such that Mr. Dunavant would hold, in the aggregate, 1,000,000 shares of such stock;

•	issue to Mr. Dunavant 25,000 shares of HSNS common stock each month, such obligation to continue until the closing of the capital-raising transaction provided for in the Asset Purchase Agreement;

•	issue to Mr. Dunavant within five business days of the agreement an additional 1,000,000 shares of HSNS common stock (with Mr. Dunavant agreeing not to sell any of these shares for a period of 12 months); and

•	pay $25,000 in cash each month until a registration statement covering Mr. Dunavant’s shares was declared effective.

      The second amended and restated settlement agreement also provided Mr. Dunavant with the right to require HSNS, on or before March 31, 2001, to file a registration statement with the SEC covering 2,000,000 of his shares. If such registration statement was not declared effective by July 15, 2001, Mr. Dunavant had the right to immediately commence arbitration proceedings against HSNS.

      As of May 31, 2000, HSNS had issued an aggregate of 2,150,000 shares of its common stock to Mr. Dunavant and agreed to register for resale all of his shares and any future issuances of shares to Mr. Dunavant until a registration statement covering all of his shares was declared effective by the SEC.

      As of June 29, 2001, the Company entered into a settlement agreement and a voting agreement with Mr. Dunavant and his counsel. Under the terms of such agreements:

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

      At the meeting of the Company’s Board of Directors held on July 20, 2001, counsel to the Company advised the Board that, in counsel’s opinion, it was in the best interests of the Company and its shareholders to delay the filing of a registration statement with the SEC to register the resale of all the shares of common stock held by Mr. Dunavant, his spouse and his attorney. Counsel’s views on this subject took cognizance of, among other things, the critical importance to the Company of:

•	becoming timely in its reporting obligations under the Securities Exchange Act of 1934, as amended (at the time the Company’s quarterly report on Form 10-Q for the first quarter of 2001, to have been filed on or before May 15, 2001, had not yet been filed); and

•	clearing its Form 10 at the earliest opportunity possible, since the clearance of the Form 10 is a prerequisite to having the Company’s common stock made eligible for quotation on the OTC Bulletin Board® and thereby potentially opening up greater opportunities for the Company to raise capital.

      The Company and its counsel, in accordance with the June 29, 2001 settlement agreement, have kept Mr. Dunavant and his counsel apprised of the Company’s contemplated timing with respect to the filing of the registration statement in view of these considerations. Further, the Company has initiated the process by which all of its shareholders with registration rights, including Mr. Dunavant, have been sent a notice seeking an indication from such shareholders of their desire to have their shares subject to such registration rights covered by the registration statement, the number of such shares and their intended plan of distribution. The Company currently anticipates that it will file the registration statement with the SEC within a matter of days after clearing the Form 10.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements and Financial Statement Schedules. See Index to Financial Statements on page F-1. Financial Statement Schedules have been omitted because of the absence of conditions under which they would be required or because the required information has been included in the financial statements.

(a)(3)	The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.01 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)**
3.2	Second Amended and Restated Bylaws**
3.3	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.03 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)**
3.4	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000**
3.5	Amendment to Articles of Incorporation and Statement of Rights and Preferences of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K dated February 16, 2001)**
4.1	Specimen Common Stock Certificate**

Exhibit
Number	Exhibit Description

9.1	Voting Trust Agreement, dated as of February 16,2001, among Dr. Bjorn Jawerth, High Speed Net Solutions, Inc. and Stuart Diamond (incorporated by reference to Exhibit 10.07 to our Current Report on Form 8-K dated February 16, 2001)**
10.1	Acquisition Agreement and Plan of Merger, dated as of April 19, 2000, between J.S.J. Capital Corp. and High Speed Net Solutions, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated April 21, 2000)**
10.2	Share Acquisition Agreement, dated as of June 30, 2000, between High Speed Net Solutions, Inc. and Douglas May**
10.3	License Agreement, effective July 10, 2000, among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May (incorporated by reference to Exhibit 10.42 to our Current Report on Form 8-K dated July 25, 2000)**
10.4	Escrow Agreement, effective July 10, 2000, among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May (incorporated by reference to Exhibit 10.43 to our Current Report on Form 8-K dated July 25, 2000)**
10.5	Asset Purchase Agreement, dated October 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)**
10.6	Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)**
10.7	Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)**
10.8	Escrow Agreement, dated as of February 16, 2001, by and among High Speed Net Solutions, Inc., Summus, Ltd. and Branch Banking Trust Company (incorporated by reference to Exhibit 10.05 to our Current Report on Form 8-K dated February 16, 2001)**
10.9	Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd.**
10.10	Software License Agreement, dated February 23, 1995, between Raytheon Company and Summus, Ltd.**
10.11	Technology License Agreement, dated August 17, 2000, between ADLabs, Inc. and Summus, Ltd.**
10.12	Master Consulting Agreement, dated August 17, 2000, between ADLabs, Inc. and Summus, Ltd.**
10.13	Contract #N00014-00-C-0023, dated January 4, 2000, between Summus, Ltd. and the Office of Naval Research**
10.14	Contract #N00014-01-C-0217, dated March 13, 2001, between Summus, Ltd. and the Office of Naval Research**
10.15	Rich Media Direct Services Agreement, dated June 1, 2000, between High Speed Net Solutions, Inc. and LearnKey Inc.**
10.16	Systems Work Agreement, dated July 27, 2000, between Nexgenix, Inc. and High Speed Net Solutions, Inc.**
10.17	Outsourcing Agreement, dated July 31, 2000, between E.Piphany, Inc. and High Speed Net Solutions, Inc.**
10.18	Internet Streaming Service Agreement, dated September 18, 2000, between High Speed Net Solutions, Inc. and All Video Network, Inc.**
10.19	Second Amended and Restated Settlement Agreement, dated as of October 26, 2000, between High Speed Net Solutions, Inc. and William R. Dunavant**
10.20	Memo, dated December 5, 2000, supplementing the Second Amended and Restated Settlement Agreement**

Exhibit
Number	Exhibit Description

10.21	Settlement Agreement and General Release of all Claims, effective April 25, 2001, by and among High Speed Net Solutions, Inc., RPC International L.C. and Ronald Cropper**
10.22	Settlement Agreement, dated September 22, 1999, between High Speed Net Solutions, Inc. and Peter R. Rogina**
10.23	Anti-Dilution Settlement Agreement, dated December 8, 2000, between High Speed Net Solutions, Inc. and Peter Rogina**
10.24	Release and Settlement Agreement, dated April 30, 2001, between Pin High Company, Inc. and Summus, Ltd.**
10.25*	Equity Compensation Plan, effective January 31, 2000 (incorporated by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31. 2000)**
10.26*	Amendment to Equity Compensation Plan, effective May 1, 2000**
10.27*	Amendment to High Speed Net Solutions, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)**
10.28*	Employment Offer Letter, dated January 20, 2000, with Andrew L. Fox (incorporated by reference to Exhibit 10.06 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)**
10.29*	Employment Offer Letter, dated March 29, 2000, with Robert S. Lowrey**
10.30*	Executive Employment Agreement, dated as of February 16, 2001, between High Speed Net Solutions, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)**
10.31	Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and High Speed Net Solutions, Inc.**
10.32	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd.**
10.33	Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd.**
10.34	Stock Purchase Agreement, dated September 2000, between Dial2Go, Inc. and High Speed Net Solutions, Inc.**
10.35	Data Network Exchange Facility Services Agreement, dated as of September 19, 2000, between InFlow, Inc. and High Speed Net Solutions, Inc.**
10.36	Addendum to Data Network Services Agreement, dated as of September 19, 2000, between InFlow, Inc. and High Speed Net Solutions, Inc.**
10.37	Settlement Agreement, dated as of June 29, 2001, among High Speed Net Solutions, Inc., William R. Dunavant, Richard E. Brodsky, P.A. and Richard E. Brodsky**
10.38	Voting Agreement, dated as of June 29, 2001, among William R. Dunavant, Lucille Dunavant, Richard E. Brodsky, P.A., Richard E. Brodsky and High Speed Net Solutions, Inc.**
10.39	Agreement of Settlement and Compromise, dated June 25, 2001, among High Speed Net Solutions, Inc., HealthTec, Inc. and Brad Richdale Direct, Inc.**
10.40*	HSNS Inventions Awards Plan, effective October 30, 2000.
16.1	Letter from Barry L. Friedman, P.C. regarding change in Certifying Accountant dated September 21, 2000 (incorporated by reference to Exhibit 16.02 to our Current Report on Form 8-K/ A dated April 21, 2000)**
21.1	Subsidiaries of High Speed Net Solutions, Inc. — None.

**  Previously filed

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

Signature	Title	Date

/s/ DR. BJORN JAWERTH Dr. Bjorn Jawerth	Principal Executive Officer; Co-Chief Executive Officer and Director	September 28, 2001
/s/ RICHARD F. SEIFERT Richard F. Seifert	Co-Chief Executive Officer and Director	September 28, 2001
/s/ ROBERT S. LOWREY Robert S. Lowrey	Principal Accounting Officer; Chief Financial Officer	September 28, 2001
/s/ ANDREW L. FOX Andrew L. Fox	Director	September 28, 2001
Herman Rush	Director	September 28, 2001

Financial Statements

Summus, Ltd.

Years ended December 31, 2000 and 1999 with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors

Summus, Ltd.

      We have audited the accompanying balance sheets of Summus, Ltd. as of December 31, 1999 and 2000 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of Summus, Ltd.’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 1998, were audited by other auditors whose report dated March 24, 1999, expressed an unqualified opinion on those statements.

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

      As more fully described in Note 2, the accompanying 1999 financial statements have been restated to reflect a reduction in capitalized software costs and deferred revenue, an increase in Summus, Ltd.’s investment in a related party, and increases in certain expenses related to compensation, bonuses and contract termination fees.

      The accompanying financial statements have been prepared assuming that Summus, Ltd. will continue as a going concern. As more fully described in Note 2, Summus, Ltd. has incurred operating losses for each year during the three-year period ended December 31, 2000, has experienced negative cash flows from operations and has a significant deficiency in working capital at December 31, 2000. These conditions raise substantial doubt about Summus, Ltd.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

May 22, 2001
Raleigh, North Carolina

Bauknight Pietras & Stormer, P.A.

Certified Public Accountants
•
Columbia, South Carolina •
•

KENNETH H. BAUKNIGHT, CPA	1517 GERVAIS STREET

RUSSELL L. BAUKNIGHT, CPA	COLUMBIA, SC •

THOMAS D. PIETRAS, CPA	FAX: •
CHRISTIAN R. STORMER, CPA

Report of Independent Auditors

The Board of Directors

Summus, Ltd.

      We have audited the accompanying statements of operations, changes in shareholders’ equity (deficit), and cash flows of Summus, Ltd. for the year ended December 31, 1998. These financial statements are the responsibility of Summus, Ltd.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Summus, Ltd.

Notes to Financial Statements

December 31, 2000

1.  Business and Organization and Basis of Presentation

      Summus, Ltd. (“Summus, Ltd.) develops proprietary software products for image and video compression for license to third party software developers. Summus, Ltd. also performs related research and development under various contracts with the U.S. government and others.

      During 1998, shareholders of Summus, Ltd. formed Summus Technologies, Inc. (“Summus Technologies”). Summus Technologies was formed for the purpose of marketing Summus, Ltd.’s products. In August 1999, Summus Ltd. and Summus Technologies merged, resulting in Summus, Ltd. being the surviving entity.

      The acquisition of Summus Technologies was accounted for in a manner similar to a pooling of interests since it was acquired from an entity under common control. Approximately 999,500 shares of common stock of Summus, Ltd. were issued to the shareholders of Summus Technologies in exchange for the net assets of Summus Technologies.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2000, Summus, Ltd. has incurred a net loss of $11.5 million, has experienced negative cash flows from operations and has a significant deficiency in working capital at December 31, 2000. Summus, Ltd.’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain profitability. Summus, Ltd. is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects it will be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

      The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should Summus, Ltd. be unable to continue as a going concern.

      On February 16, 2001, Summus, Ltd. and High Speed Net Solutions, Inc. (“HSNS”) effected a business combination whereby HSNS, as the legal acquirer, purchased substantially all of the assets and operations of Summus, Ltd. The transaction was accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer (see Note 14).

2.  Restatement

      The accompanying financial statements as of and for the year ended December 31, 1999 have been restated to reflect a reduction in capitalized software costs and deferred revenue of $507,604 and a related reversal of previously recorded amortization of capitalized software costs of $216,644, resulting in a net reduction of $290,960. These adjustments were recorded to reflect the accounting treatment specified by AICPA Statement of Position 97-2 whereby capitalized software costs are offset against deferred revenue recorded in connection with a software agreement (i.e., the February 1999 Marketing License Agreement with HSNS, its equity investee). The deferred revenue balance was also restated to increase the balance initially recorded for stock received for deferred revenue by $180,468, with a corresponding increase to Summus, Ltd.’s investment in equity investee. The restated value of the shares received by Summus, Ltd. was determined by applying a revised discount to the traded value of the stock received based on actual stock sales transactions in proximity to this transaction and represents the same per share value used by HSNS to record the transaction.

Summus, Ltd.

Notes to Financial Statements (continued)

2.  Restatement (continued)

      The accompanying financial statements as of and for the year ended December 31, 1999 have also been restated to reflect an increase of $1,303,827 in the value of Summus, Ltd.’s investment in HSNS, its equity investee, resulting from sales of stock by the equity investee during 1999.

      Additionally, the accompanying financial statements as of and for the year ended December 31, 1999 have been restated to reflect the accrual of $595,609 of salaries and bonuses related to 1999 that were initially expensed in 2000 when paid but which related to 1999 compensation and should have been accrued at December 31, 1999, as well as $268,075 of expense representing a termination fee of a development contract in 1999 which was previously recorded as part of a stock repurchase by Summus, Ltd..

      The following table summarizes the effect of the restatement adjustments on Summus, Ltd.’s balance sheet and statement of operations as of and for the year ended December 31, 1999:

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

     Revenue Recognition and Related Costs

      Summus, Ltd. recognizes revenue on time and materials consulting projects at the time services are rendered based upon the terms of individual contracts.

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

Summus, Ltd.

Notes to Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

      Deferred revenue is recorded for amounts received for which Summus, Ltd. has not yet completed its contractual obligations. Deferred revenue related to the software agreement with HSNS (i.e., the February 1999 Marketing License Agreement), its equity investee, is used to offset capitalized software costs related to the development arrangement in accordance with the provisions of AICPA Statement of Position 97-2.

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

     Investment in Equity Investee

      Summus, Ltd. accounts for its investment in HSNS using the equity method of accounting. During 1999, Summus, Ltd. acquired a majority of the outstanding stock of HSNS. Soon thereafter, Summus, Ltd. began to sell a portion of the HSNS shares it had acquired to independent third parties for cash such that by December 31, 1999, the ownership percentage in HSNS was reduced to approximately 44%. Since Summus, Ltd.’s controlling interest in HSNS was temporary, Summus, Ltd. accounted for its investment using the equity method rather than consolidating. Summus, Ltd. sold additional shares of its HSNS stock in 2000 such that its ownership percentage at December 31, 2000 was approximately 33%.

     Concentrations of Credit Risk and Financial Instruments

      During 1999 and 2000, revenue from the U.S. Government and related entities represented 76% and 60% of total revenue, respectively.

      Summus, Ltd.’s financial instruments that are exposed to concentrations of credit risk consist primarily of its trade accounts receivable. Collateral is generally not required. Management provides an estimated allowance for doubtful accounts based on its assessment of the likelihood of future collections. No allowance has been recorded as of December 31, 2000, as all amounts were subsequently collected.

      The carrying amount of cash, accounts receivable, accounts payable and debt approximate fair value for these financial instruments.

     Software Development Costs

      Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when Summus, Ltd. has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred.

Summus, Ltd.

Notes to Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

      Summus, Ltd. amortizes capitalized software development costs on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated remaining economic life of the products, generally three years. Amortization begins when the product is available for general release to customers. Summus, Ltd. capitalized $307,490, $136,837 and $658,332 during 1998, 1999 and 2000, respectively, of costs incurred related to product development that met these criteria for capitalization. During 1999 and 2000, all of the costs capitalized related to certain license agreements with HSNS, a related party (see Note 10). During 1998, Summus, Ltd. recorded $50,871 of amortization expense, which was included in cost of revenues in the accompanying statement of operations. During 1999 and 2000, Summus, Ltd. did not record amortization expense due to the fact that all capitalized software development costs were offset by proceeds from Summus, Ltd.’s equity investee, HSNS. Summus, Ltd. offset the entire balance of its capitalized software costs with these proceeds, resulting in a zero balance of capitalized software as of December 31, 1999 and 2000.

     Income Taxes

      Summus, Ltd. uses the liability method to account for income taxes. Under this method, deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if and when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Stock-Based Compensation

      Summus, Ltd. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, Summus, Ltd. continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for its stock-based awards.

      In accordance with APB 25, Summus, Ltd. has valued employee stock options and awards and stock issued to employees and directors for services performed based on the estimated fair value of Summus, Ltd. common stock, at the measurement date of the stock options and awards.

     New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which is required to be adopted in years beginning after June 15, 2000. Because Summus, Ltd. has not historically used derivative instruments, management does not anticipate that the adoption of this statement will have a significant effect on its operations, financial position or cash flows.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. Summus, Ltd. adopted the provisions of SAB No. 101 during 2000.

Summus, Ltd.

Notes to Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Summus, Ltd. will adopt SFAS 142 in the fiscal year beginning January 1, 2002, and therefore cease amortization as of January 1, 2002 of the goodwill resulting from the business combination between Summus, Ltd. and HSNS that occurred on February 16, 2001 (See Note 14).

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

5.  Leases

      Summus, Ltd. leases equipment and office space under long-term capital and operating lease agreements. Rental expense amounted to $95,000 and $180,000, and $424,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Summus, Ltd.

Notes to Financial Statements (continued)

5.  Leases (continued)

      Minimum future lease payments at December 31, 2000 are as follows:

	Capital	Operating
	Leases	Leases

2001	$357,107	$264,588

2002	111,737	295,754

2003	11,033	301,622

2004	—	307,678

2005 and thereafter	—	260,690

Total minimum lease payments	479,877	$1,430,332

Less amounts representing interest	(22,187)

Present value of minimum lease payments	457,690

Less current portion	(339,724)

	$117,966

6.  Income Taxes

      No provision for income taxes has been recorded during the years presented due to Summus, Ltd.’s significant operating losses in each year.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Summus, Ltd.’s deferred tax assets are as follows:

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

      At December 31, 2000, Summus, Ltd. had federal and state net operating loss carryforwards of approximately $6,200,000 for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2018 for federal tax purposes and in 2013 for state tax purposes. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

Summus, Ltd.

Notes to Financial Statements (continued)

7.  Related Party Transactions

      In February 1999, Summus, Ltd. entered into a Marketing License Agreement with HSNS. In March 2000, Summus, Ltd. entered into a Master Agreement with HSNS (see Note 10).

      During 1999, Summus, Ltd. provided cash advances to HSNS, its equity investee. The balance outstanding related to these advances as of December 31, 1999 and 2000 was $154,000 and $134,677, respectively.

      During 2000, HSNS made loans to Summus, Ltd. totaling $1,435,000. These loans accrued interest at 8% and were payable within 60 days of issuance. These loans were canceled upon the closing of the business combination between the companies on February 16, 2001 (see Note 14).

      Deferred compensation to an officer and significant shareholder of Summus, Ltd. was $91,050 and $81,050 at December 31, 1999 and 2000, respectively.

8.  Notes Payable

      During 1999, Summus, Ltd. entered into an agreement with a shareholder to repurchase 71.428 shares of its common stock from that shareholder for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, Summus, Ltd. entered into a promissory note with the shareholder whereby Summus, Ltd. agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. During 2000, Summus, Ltd. did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance as of December 31, 1999 and 2000 is $178,915 and $129,215, respectively.

      On September 4, 2000, Summus, Ltd. entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, Summus, Ltd. agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. The outstanding principal balance of this note as of December 30, 2000 was $200,000.

9.  Investment in Equity Investee

      During 1999, Summus, Ltd. acquired 1,500,000 shares of common stock of HSNS as partial payment for royalties due in connection with a Marketing License Agreement between the companies. The shares were not registered with the Securities and Exchange Commission and were, thus, “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. Subsequently, Summus, Ltd. acquired an additional 9,542,360 shares of HSNS common stock (such shares also being restricted securities) from a significant shareholder of HSNS in exchange for the issuance of 132,888 shares of Summus, Ltd.’s common stock. This resulted in Summus, Ltd. obtaining a majority ownership interest in HSNS at that time. As of December 31, 1999 and 2000, Summus, Ltd.’s ownership percentage decreased to approximately 44% and 33%, respectively, as a portion of the shares initially acquired were sold. Summus, Ltd. accounted for this investment using the equity method of accounting. The initial carrying amount was recorded at the estimated fair value of the stock received taking into account the fact that the stock was not registered and thus was not freely tradable. Summus, Ltd. adjusted the carrying amount of its investment in HSNS for its share of HSNS’s losses subsequent to the date of investment. Additionally, during 1999 and 2000, Summus, Ltd.’s investment in HSNS was increased based on sales of additional shares of HSNS stock to third parties by HSNS and was decreased based on Summus, Ltd. recording its share of HSNS’s losses. Based on these transactions, the

Summus, Ltd.

Notes to Financial Statements (continued)

9.  Investment in Equity Investee (continued)

carrying value of Summus, Ltd.’s investment was reduced to zero at December 31, 2000. At December 31, 2000, Summus, Ltd. owned 8,217,781 shares of HSNS which represented approximately a 33% ownership percentage. On February 16, 2001, Summus, Ltd. sold substantially all of its assets and operations to HSNS in a transaction accounted for as a reverse acquisition in which Summus, Ltd. will be treated as the accounting acquirer (see Note 14).

      The condensed results of operations and financial position of HSNS at December 31, 1999 and 2000 are summarized below:

	December 31

	1999	2000

Total assets	$4,275,064	$4,497,607

Total liabilities	$1,489,691	$4,849,259

Total stockholders’ equity (deficit)	$2,785,373	$(351,652)

Net loss	$(9,684,529)	$(12,441,655)

10.  Deferred Software Royalty Revenue

      In February 1999, Summus, Ltd. entered into a Marketing License Agreement (“MLA”) with HSNS. As consideration for this agreement, Summus, Ltd. received prepaid software royalty payments. The amount of prepaid royalties received consisted of cash payments of $2,250,000 and the receipt of 1,500,000 shares of HSNS common stock valued at $750,000 for total aggregate consideration of $3,000,000. The value assigned to the 1,500,000 common shares was based on a discounted value of HSNS’s common stock taking into the consideration the restricted nature of these shares. This amount was classified as deferred revenue in Summus, Ltd.’s balance sheet.

      In February 2000, Summus, Ltd. and HSNS entered into a Master Agreement, which included a Software License Agreement (“SLA”), a Software Maintenance Agreement (“SMA”) and a Revenue Sharing Agreement (“RSA”) (collectively with the Master Agreement, the “New Agreements”). The New Agreements entirely replaced and superseded the MLA entered into in February 1999. The New Agreements provided for various payment terms by and between Summus, Ltd. and HSNS.

      The products specified under the MLA and the New Agreements were technologically feasible at the time the software agreements were entered into and as such, the $3 million proceeds from the MLA and New Agreements were credited against all costs related to the software (i.e., the software covered by the MLA and the New Agreements) which had been capitalized by Summus, Ltd. Summus, Ltd. applied $507,604 and $658,332 of its deferred revenue balance against its capitalized software development costs during 1999 and 2000, respectively.

11.  Profit Sharing Plan

      Summus, Ltd. has established a 401(k) profit sharing plan for the benefit of employees who have attained the age of 21 years. Summus, Ltd.’s contribution to the plan is discretionary and is not limited to profits. For the years ended December 31, 1998, 1999, and 2000, Summus, Ltd. contributed approximately $21,000, $26,000, and $42,303 to the plan, respectively.

Summus, Ltd.

Notes to Financial Statements (continued)

12.  Stock Options

      During 2000, Summus, Ltd. established a stock option plan to provide for the issuance of stock options to employees and directors. Options granted in connection with initial employment with Summus, Ltd. vest upon issuance. Options granted in connection with ongoing annual grants vest 20% immediately, then 5% each three-month period thereafter over the next 4 years. Each stock option generally has a term of 10 years.

      Summus, Ltd. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, Summus, Ltd. continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for its stock-based awards.

      During 2000, all of the stock options were granted with an exercise price of $0.19 per share. This exercise price was below the estimated fair value of the underlying common stock of Summus, Ltd. Deferred compensation has been recorded for the difference in value between exercise price and the estimated fair value of the underlying common stock and is being recognized over the vesting period of the stock options. As of December 31, 2000, 999,349 options were exercisable.

      A summary of Summus, Ltd.’s stock option activity is as follows:

	Outstanding	Exercise
	Options	Price

Outstanding — December 31, 1999	—	$—

Granted	1,613,838	0.19

Exercised	(447,205)	0.19

Outstanding — December 31, 2000	1,166,633	$0.19

      In accordance with SFAS 123, the fair value of each option grant was determined by using the minimum value method with the following weighted average assumptions for the twelve month period ended December 31, 2000: dividend yield of 0%; risk free interest rate of 6.20% and expected option lives of 5 years. The weighted average fair value at the date of grant was $39.00 per option. Had compensation expense for Summus, Ltd.’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, Summus, Ltd.’s net loss and net loss per share would have been $14.6 million and $1.52 for the twelve months ended December 31, 2000.

13.  Change in Par Value

      In 1999, Summus, Ltd.’s shareholders approved a change in the par value of Summus, Ltd.’s common stock retroactively from $1 per share to $.0001 per share. Relevant amounts in the financial statements have been restated to reflect the change.

14.  Subsequent Event

      On February 16, 2001, pursuant to the terms of an asset purchase agreement, as amended (the “Asset Purchase Agreement”), HSNS acquired all of the assets of Summus, Ltd. in a business combination (the “Combination”) whereby HSNS, as the legal acquirer, purchased substantially all the assets and operations of Summus, Ltd. This transaction was recorded as a business combination under the guidance of Accounting Principles Board Opinion No. 16, “Business Combinations” (“APB 16”) because, among other reasons, (i) HSNS acquired all the operating assets and liabilities of Summus, Ltd., (ii) the Company was to carry on all of the activities of the previously separate and independent enterprises (i.e., HSNS and Summus, Ltd.),

Summus, Ltd.

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

and (iii) Summus, Ltd. is to be liquidated following its distribution of the equity securities of HSNS received in the transaction.

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

      From Summus, Ltd.’s perspective, the primary business purpose of entering into the transaction with HSNS was to provide a vehicle for raising capital. Summus, Ltd. was at a stage in its development where it required additional financing or needed to combine with another entity in order to finance its business and realize its other objectives. The business combination with HSNS became the most logical course of action to provide financing to Summus, Ltd. and accomplish other key objectives in view of, among other things, the following:

•	Summus, Ltd. already had a substantial equity interest in HSNS. In fact, the Combination provided both companies the opportunity to capitalize on investments they previously made in each other. Prior to the Combination, Summus, Ltd. owned approximately 27.6% of HSNS and HSNS owned approximately 14% of Summus, Ltd.

•	HSNS had success in raising equity capital through private placements or other types of fund-raising, notwithstanding its only limited financial resources and unprofitable operations. This caused Summus, Ltd.’s management to believe that the Company (that is, the post-Combination combined company) would be able to continue to have success in raising capital.

•	HSNS was in the process of seeking to register its common stock under Section 12 of the Securities Exchange Act of 1934 and then seeking to have such stock made eligible for quotation on the OTC Bulletin Board. This offered the potential for future liquidity in such stock.

•	The consideration to be received in connection with the business combination was deemed to represent the highest value among the options considered and, thus, in the best interests of Summus, Ltd. and its shareholders, and allowed Summus, Ltd. to maintain continuity in management and strategic direction; and

•	The combination of the two companies offered the potential to create more growth opportunities for the Company based on the expected enhanced access to capital resources.

Summus, Ltd.

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

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

•	HSNS issued to Summus, Ltd. warrants to purchase a total of 500 shares of its Series B preferred stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B preferred stock ($5.50 per share of the Company’s common stock on an as-converted basis), and was calculated based on the closing market price of the HSNS common stock

Summus, Ltd.

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

on February 16, 2001, on an as converted basis (HSNS common stock currently trades in a public market on the Pink Sheets®).

      In addition to the items described above, the terms of the Asset Purchase Agreement provided for HSNS’s assumption of approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. were cancelled upon the closing of the Combination.

      All outstanding HSNS options at February 16, 2001 were treated as replacement options since the Combination was accounted for as a reverse acquisition with Summus, Ltd. as the accounting acquirer. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”(“FIN 44”), the fair values of the vested and unvested HSNS options of $4.4 million and $2.3 million, respectively, were included as components of the consideration paid in the transaction. The fair values of these options were determined using the Black-Scholes option-pricing model.

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

      Purchase accounting was applied to the assets and liabilities of HSNS based upon their fair market values as of February 16, 2001, the date of the Combination. The fair market value of HSNS was determined by applying a discount to the traded value of the Company’s shares of unrestricted common stock based upon the discount associated with private sales of such shares (such shares being “restricted securities” as defined in Rule 144 under the Securities Act) for cash to third parties within close proximity to the date of the

Summus, Ltd.

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

Combination. Additionally, since the Company, on a post-Combination basis, assumed the outstanding stock options of HSNS, the fair value of these options was included in determining the valuation of HSNS. The value of the consideration described above totaled $23.5 million. The fair value of the HSNS net liabilities on the date of the Combination totaled approximately $4.0 million, resulting in goodwill valued at approximately $27.5 million. The goodwill is not associated with specific cash flows of the HSNS assets or operations acquired. Rather, the goodwill is considered to be enterprise level goodwill associated with the combined value of the companies resulting from the Combination. The financial forecasts of the Company demonstrate a sufficient amount of cash flow to fully realize the amount of recorded goodwill. Additionally, the market capitalization of the Company of $94.1 million on June 30, 2001 does not indicate impairment of the carrying value of the goodwill. Accordingly, the Company’s management believes that the amount of goodwill recorded by the Company in connection with the acquisition of HSNS was determined in accordance with the guidance of APB 16 and is recoverable.

Consolidated Financial Statements

High Speed Net Solutions, Inc.

Years ended December 31, 2000 and 1999 with Report of Independent Auditors

Report of Independent Auditors

The Board of Directors and Shareholders

High Speed Net Solutions, Inc.

      We have audited the accompanying consolidated balance sheets of High Speed Net Solutions, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of High Speed Net Solutions, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      As more fully described in Note 2, the accompanying 1999 financial statements have been restated to reflect an increase in the recorded value of High Speed Net Solutions, Inc.’s investment in a related party resulting from a capital contribution, a reduction in the recorded value of prepaid royalties, a reduction in the recorded value of High Speed Net Solutions, Inc.’s investment in a related party resulting from an exchange of restricted equity securities, and a reduction in the expense associated with stock options granted to non-employees.

      The accompanying financial statements have been prepared assuming that High Speed Net Solutions, Inc. will continue as a going concern. As more fully described in Note 1, High Speed Net Solutions, Inc. has incurred operating losses since inception and will require additional capital in 2001 to continue operations. These conditions raise substantial doubt about High Speed Net Solutions, Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

May 22, 2001,
except for Note 2 and Note 14
as to which the date is June 27, 2001

Raleigh, North Carolina

High Speed Net Solutions, Inc.

Consolidated Balance Sheets

	December 31

	1999	2000

	(Restated)

Assets

Current assets:

Cash and cash equivalents	$248,740	$326,622

Restricted cash	—	300,000

Accounts receivable	—	167,459

Other current assets	—	26,674

Total current assets	248,740	820,755

Equipment, software and furniture, net	3,720	385,915

Investment in common stock of related party	1,855,937	1,855,937

Prepaid software royalties	2,166,667	—

Loans due from related party	—	1,435,000

Total assets	$4,275,064	$4,497,607

Liabilities, redeemable common stock and shareholders’ equity (deficit)

Current liabilities:

Payables to related parties	$589,815	$570,492

Accounts payable and accrued expenses	99,876	2,528,765

Loss contingency accrual	800,000	544,960

Preferred stock dividends payable	—	133,333

Capital lease obligations, current portion	—	94,936

Total current liabilities	1,489,691	3,872,486

Capital lease obligation, less current portion	—	100,773

Redeemable common stock	—	876,000

Stockholders’ equity (deficit):

Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	—	2,000,000

Common stock, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 21,112,149 and 24,422,927 shares, respectively	21,112	24,423

Additional paid-in capital	14,386,105	22,115,657

Accumulated deficit	(11,394,225)	(24,264,113)

Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)

Total shareholders’ equity (deficit)	2,785,373	(351,652)

Total liabilities, redeemable common stock and stockholders’ equity (deficit)	$4,275,064	$4,497,607

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

See accompanying notes.

High Speed Net Solutions, Inc.

Consolidated Statement of Shareholders’ Equity (Deficit)

								Total
	Preferred Stock		Common Stock		Additional			Shareholders’
					Paid-in	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)

Balance January 2, 1998 (inception) reflecting the MWI and JSJ recapitalizations of the Company	—	$—	10,325,000	$10,325	$(10,325)	$—	$—	$—

Founders shares issued for no consideration	—	—	100	—	—	—	—	—

Shareholders’ capital contributions	—	—	—	—	1,091,648	—	—	1,091,648

Common stock sold for cash	—	—	3,766,600	3,767	313,233	—	—	317,000

Common stock issued for payment of debt to a shareholder	—	—	1,550,000	1,550	148,270	—	—	149,820

Treasury stock acquired for cash	—	—	—	—	—	—	(227,619)	(227,619)

Common stock issued for licensing rights	—	—	775,000	775	76,725	—	—	77,500

Common stock issued for employee compensation and to non-employees	—	—	765,000	765	75,735	—	—	76,500

Cancellation of compensatory and other stock	—	—	(530,000)	(530)	(52,470)	—	—	(53,000)

Net loss for 1998	—	—	—	—	—	(1,709,696)	—	(1,709,696)

Balance at December 31, 1998	—	—	16,651,700	16,652	1,642,816	(1,709,696)	(227,619)	(277,847)

Compensation and other expense related to grants of stock options	—	—	—	—	3,397,250	—	—	3,397,250

Common stock sold for cash	—	—	338,188	338	347,162	—	—	347,500

Common stock issued for investment in a related party	—	—	795,001	795	643,156	—	—	643,951

Capital contribution received for investment in related party	—	—	—	—	1,109,986	—	—	1,109,986

Common stock issued for services	—	—	85,500	85	130,729	—	—	130,814

High Speed Net Solutions, Inc.

Consolidated Statement of Shareholders’ Equity (Deficit) (continued)

								Total
	Preferred Stock		Common Stock		Additional			Shareholders’
					Paid-in	Accumulated	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)

Common stock issued for prepaid royalties	—		1,500,000	1,500	748,500	—	—	750,000

Beneficial conversion feature related to convertible debentures	—	—	—	—	2,655,749	—	—	2,655,749

Common stock issued in exchange for convertible debentures	—	—	4,852,860	4,853	2,650,896	—	—	2,655,749

Common stock canceled in connection with the merger between High Speed Net Solutions and Marketers World, Inc.	—	—	(5,161,100)	(5,161)	5,161	—	—	—

Cancellation of compensatory stock	—	—	(25,000)	(25)	(38,225)	—	—	(38,250)

Stock option exercises	—	—	1,825,000	1,825	(1,825)	—	—	—

Common stock sold to a related party	—	—	250,000	250	1,094,750	—	—	1,095,000

Net loss for 1999	—	—	—	—	—	(9,684,529)	—	(9,684,529)

Balance at December 31, 1999 (restated)	—	—	21,112,149	21,112	14,386,105	(11,394,225)	(227,619)	2,785,373

Preferred stock sold for cash, net of issuance costs	2,000	2,000,000	—	—	(149,048)	—	—	1,850,952

Beneficial conversion feature of preferred stock	—	—	—	—	294,900	(294,900)	—	—

Common stock and options issued for services	—	—	7,500	8	884,028	—	—	884,036

Issuance of common stock in partial settlement of loss contingency	—	—	1,700,000	1,700	1,408,611	—	—	1,410,311

Common stock issued to acquire equipment	—	—	8,988	9	15,102	—	—	15,111

Common stock issued to acquire Douglas May & Co.	—	—	50,000	50	499,950	—	—	500,000

Common stock sold for cash	—	—	1,544,290	1,544	4,776,009	—	—	4,777,553

Preferred stock dividends	—	—	—	—	—	(133,333)	—	(133,333)

Net loss for 2000	—	—	—	—	—	(12,441,655)	—	(12,441,655)

Balance at December 31, 2000	2,000	$2,000,000	24,422,927	$24,423	$22,115,657	$(24,264,113)	$(227,619)	$(351,652)

High Speed Net Solutions, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31

	1998	1999	2000

	(Restated)

Operating activities

Loss from continuing operations	$(374,841)	$(9,684,529)	$(12,441,655)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:

Loss on disposal of equipment	36,858	—	—

Impairment charge	—	—	3,953,182

Non cash compensation	—	2,813,000	333,750

Stock issued for partial settlement of loss contingency	—	—	1,410,311

Depreciation and amortization	21,900	833,665	282,494

Common stock issued to non-employees	23,500	1,521,814	550,286

Interest expense relating to beneficial conversion feature of convertible debt	—	2,655,749	—

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(7,559)	7,559	261,716

Prepaid royalties	—	(60,000)	—

Increase in other current assets	—	—	(23,329)

Accounts payable and accrued expenses	8,457	91,419	2,105,990

Loss contingency accrual	—	800,000	(255,040)

Net cash used in operating activities from continuing operations	(291,685)	(1,021,323)	(3,822,295)

Net cash used in discontinued operations	(1,265,965)	—	—

Net cash used in operating activities	(1,557,650)	(1,021,323)	(3,822,295)

Investing activities

Capital expenditures, net of acquisitions	(50,148)	(4,052)	(1,032,528)

Cash invested in common stock of related party	—	(102,000)	—

Cash received in acquisition	—	—	63,971

Net cash used in investing activities	(50,148)	(106,052)	(968,557)

Financing activities

Funds loaned to related party	—	—	(1,435,000)

Net proceeds from sale of common stock	317,000	597,500	4,777,553

Payments on capital leases	—	—	(5,448)

Increase in restricted cash	—	—	(300,000)

Net proceeds from sale of preferred stock	—	—	1,850,952

Shareholder capital contributions	1,091,648	—	—

Advances from stockholders	445,378	210,852	—

Repayments to stockholders	—	(9,486)	(19,323)

Proceeds from issuance of convertible debentures	—	558,640	—

Purchase of treasury stock	(227,619)	—	—

Net cash provided by financing activities	1,626,407	1,357,506	4,868,734

Net increase in cash and cash equivalents	18,609	230,131	77,882

Cash and cash equivalents at beginning of year	—	18,609	248,740

Cash and cash equivalents at end of year	$18,609	$248,740	$326,622

Supplemental disclosures of cash flow information

Cash paid for interest	$—	$—	$15,192

Non-cash investing and financing activities

Debentures issued for shareholder advances on behalf of Company	$—	$2,097,109	$—

Assets acquired under capital leases	$—	$—	$201,157

See accompanying notes.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements

December 31, 2000

1.  Business and Organization and Basis of Presentation

      In 1984, High Speed Net Solutions, Inc. (“HSNS”) was incorporated under the name EMN Enterprises, Inc. HSNS was inactive from the time of its incorporation in 1984 until it acquired all of the assets of Marketers World, Inc. (“MWI”) on August 24, 1998. In September 1998, in conjunction with the MWI asset acquisition, HSNS changed its name to ZZAP.NET, Inc. and in January 1999 changed its name to High Speed Net Solutions, Inc. Prior to the MWI asset acquisition, HSNS was a non-operating shell corporation and MWI was a private operating company. In legal form, the asset acquisition was effected by HSNS issuing its shares in exchange for the net assets of MWI. Total outstanding shares of HSNS common stock subsequent to the transaction were 10,275,000. At the time of the transaction, HSNS had no assets or liabilities, and accordingly, the transaction was accounted for as a recapitalization of HSNS, and the outstanding shares are recorded accordingly.

      MWI was incorporated in January 1998 and its planned principal operations were to lease computer systems to businesses. For the period prior to August 24, 1998 the historical amounts are those of MWI. During 1998, HSNS was not able to execute its planned activities in connection with the asset acquisition, other than the sale of pilot products and services, and consequently ceased all operating activities in December 1998. MWI was subsequently legally dissolved in September 1999. Accordingly, the operating results of the MWI business have been presented as discontinued operations for the year ended December 31, 1998. Revenues of MWI during the year ended December 31, 1998 were approximately $1,335,300, and the loss totaled $1,334,855. As of December 31, 1998, HSNS had completed its disposal of the discontinued operations of the MWI business. There were no remaining assets or liabilities related to such business at December 31, 1998. Results for the year ended December 31, 1999 represent solely the activity of HSNS, which primarily related to raising capital and establishing strategic relationships.

      On April 24, 2000, HSNS acquired 100% of the issued and outstanding shares of common stock of JSJ Capital Corp., a non-operating shell company incorporated in a Nevada Corporation (“JSJ”), in exchange for 50,000 shares of common stock of HSNS. The shares were issued in a transaction exempt from registration under the Securities Act of 1933 and, as such, were “restricted securities” as defined in Rule 144 under the Securities Act of 1933. JSJ was then merged into HSNS, with HSNS being the surviving corporation. The acquisition was accounted for as an issuance of HSNS common stock in exchange for the net monetary assets of JSJ, accompanied by a recapitalization.

      The 50,000 shares issued by HSNS in connection with the acquisition of JSJ are considered a nominal issuance to effect the acquisition. All share and per share data presented herein have been restated to reflect the issuance of these shares. The pro forma impact of the JSJ acquisition is a $400,000 charge to retained earnings on HSNS’s balance sheet, representing cash legal fees paid in excess of the net assets acquired. This charge was recognized in earnings upon consummation of the acquisition.

      In August 1999, Summus Ltd. acquired a majority of the outstanding common stock of HSNS. Subsequently, Summus, Ltd. sold certain of the shares it acquired and at December 31, 1999, Summus, Ltd. owned 44.5% of HSNS’s outstanding common stock. This ownership percentage was 33.6% at December 31, 2000.

      On July 10, 2000, HSNS acquired all of the issued and outstanding common stock of Douglas May & Co., Inc. (“Douglas May & Co.”) in a business combination accounted for as a purchase (see Note 4). HSNS had been a development stage company since its inception and ceased being a development stage company in the third quarter of 2000 upon its acquisition of Douglas May & Co. HSNS provides media creation services through Douglas May & Co., a wholly owned and fully operational subsidiary, which include

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Business and Organization and Basis of Presentation (continued)

creative design assistance and commercial content development, development of audio and video images and animation, as well as web site design and construction (see Note 4).

      On February 16, 2001, HSNS and Summus, Ltd. effected a business combination whereby HSNS, as the legal acquirer, purchased substantially all of the assets and operations of Summus, Ltd. The transaction was accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer (see Note 14).

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements presented herein, for the year ended December 31, 2000, HSNS incurred a net loss of $12,441,655 and had negative cash flows from operations. These factors, among others, indicate HSNS may be unable to continue as a going concern for a reasonable period of time. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should HSNS be unable to continue as a going concern.

      Following the HSNS — Summus, Ltd. business combination, the post-combination combined company (which, for clarity of reference, is referred to as the “Company”) will actively seek to expand business opportunities and pursue additional financing from third parties. The Company’s management anticipates that it will be able to attract additional capital to continue to fund operations. However, there can be no assurance that management’s plans will be executed as anticipated. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as required, and ultimately to attain profitability.

2.  Restatement

      The accompanying financial statements as of and for the year ended December 31, 1999 have been restated to reflect a reduction in the recorded value of prepaid software royalties of $2,361,458. Of this amount, $1,528,125 reflects a reduction in the value of 1.5 million shares of HSNS restricted common stock issued as the final installment under the Marketing License Agreement with Summus, Ltd. (see Note 6). The restated value of these shares was determined by applying a discount to the traded value of HSNS’s unrestricted common stock at the time of issuance based on the discount associated with private sales of shares of such stock (such shares being “restricted securities” as defined in Rule 144 under the Securities Act) for cash to third parties within close proximity of the time of the final payment under the Marketing License Agreement. Initially, the value of these shares was based on the traded value of HSNS’s common stock at the time of issuance. The recorded value of the prepaid software royalties has also been reduced by $833,333 to reflect amortization of the prepaid balance for 1999.

      Additionally, the accompanying financial statements have been restated to reflect both an increase and a decrease to HSNS’s investment in the common stock of a related party. The increase reflects a capital contribution to HSNS in the form of common stock of the related party made by a shareholder during 1999 valued at $1,109,986 which was previously not recorded. The non-cash capital contribution consisted of shares of common stock of Summus Technologies, Inc. contributed to HSNS in connection with its acquisition of an equity interest in Summus Technologies, Inc. See Note 10 to the financial statements for a further discussion of this transaction, including the manner in which the contribution was valued. The decrease to the investment in the common stock of related party account reflects a reduction in the valuation of the stock of the related party obtained in exchange for shares of HSNS common stock determined by applying an appropriate

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Restatement (continued)

discount to the traded value of the HSNS stock to reflect the restricted nature of the shares issued. This change reduced the investment in common stock of related party account by $1,148,176.

      Also, the accompanying financial statements have been restated to reflect a reduction in the expense associated with the granting of stock options primarily to non-employees. Initially, the fair value of these grants to non-employees was calculated using the traded value of HSNS’s common stock as an input to the valuation model. HSNS determined that it should have used the fair value of its restricted stock rather than the traded value of its freely tradable shares of stock as the appropriate input to the valuation model. The effect of these changes related to stock option grants was to reduce the amount of expense previously recorded in 1999 by $1,320,350.

      The following table summarizes the effect of the restatement adjustments on HSNS’s balance sheet and statement of operations as of and for the year ended December 31, 1999.

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

3.  Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of HSNS and its wholly owned subsidiary, Douglas May & Co. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Restricted Cash

      Restricted cash at December 31, 2000 of $300,000 represents funds held in escrow related to the Company’s obligation to repurchase 45,572 shares of its common stock issued in connection with the acquisition of Douglas May & Co. (see Note 4). These shares were repurchased and retired by HSNS in January 2001 using the funds from the escrow account.

     Equipment, Software and Furniture

      Equipment, software and furniture are stated at cost. Depreciation, as recorded by MWI, was computed using the straight-line method over the estimated useful lives of the assets beginning when assets were placed in service. Depreciation expense amounted to $13,290 for the year ended December 31, 1998. Based on HSNS’s discontinuance of the MWI business operations in 1998, along with no future alternative use, the net book value of the equipment and furniture acquired in connection with the MWI asset acquisition at December 31, 1998, totaling $36,858, was written off and is included as part of the loss from discontinued operations.

      Depreciation expense in 1999 and 2000 was $332 and $166,294, respectively. Depreciation expense was calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to five years.

     Stock-Based Compensation

      HSNS has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As permitted by the provisions of SFAS No. 123, HSNS continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for its stock-based awards.

      In accordance with APB 25, HSNS has valued employee stock option awards and shares of HSNS common stock issued to employees and directors for services performed based on the traded value of HSNS’s common stock, or its estimated fair value prior to it becoming traded, at the measurement date of the stock options and awards.

      HSNS accounts for stock-based amounts issued to non-employees of HSNS at fair value in accordance with the provisions of SFAS No. 123.

     Income Taxes

      Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (see Note 12).

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Significant Accounting Policies (continued)

     Loss Per Share

      Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” HSNS has potential common stock equivalents related to its outstanding stock options, preferred stock and common stock warrants. These potential common stock equivalents were not included as outstanding for loss per share purposes for all periods presented because the effect would have been antidilutive.

     Investment in Common Stock of Related Party

      Investment in common stock of related party represents HSNS’s 16.7% and 13.5% ownership interest in Summus, Ltd. at December 31, 1999 and 2000, respectively (see Note 10). HSNS accounted for its investment in Summus, Ltd. using the cost method. Under this method, the investment is recorded at its historical cost. Although the market value of this investment is not readily determinable, management believes its fair value is not less than its carrying amount. On February 16, 2001, HSNS and Summus, Ltd. effected a business combination whereby HSNS, as the legal acquirer, purchased substantially all of the assets and operations of Summus, Ltd. (see Note 14).

     Valuation of Long-Lived Assets

      HSNS periodically reviews its long-lived assets, including goodwill, to determine if events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made when the sum of the expected future undiscounted cash flows is less than the carrying value of the asset.

     Financial Instruments

      The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximates fair value for these financial instruments.

      Financial instruments that potentially subject HSNS to concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. HSNS maintains cash and cash equivalents with financial institutions. HSNS periodically performs evaluations of the credit standings of those financial institutions. HSNS’s customer base consists of companies operating in the United States. HSNS’s exposure to credit risk with respect to its trade accounts receivable is limited to the carrying amount of the receivables. HSNS does not require collateral on these financial instruments.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Significant Accounting Policies (continued)

     New Accounting Pronouncements

      In June 1998, The Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which is required to be adopted in years beginning after June 15, 2000. Because HSNS has not historically used derivative instruments, management does not anticipate that the adoption of this statement will have a significant effect on its operations, financial position or cash flows.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (“SAB No. 101”), “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB No. 101 provides guidance on a variety of revenue recognition issues, including gross versus net income statement presentation. HSNS adopted the provisions of SAB No. 101 during 2000.

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt SFAS 142 in the fiscal year beginning January 1, 2002, and therefore cease amortization as of January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 will result in not recording amortization of approximately $9.2 million in 2002 of the goodwill resulting from the business combination between HSNS and Summus, Ltd. on February 16, 2001 that otherwise would have been recorded.

4.  Business Combinations

      On July 10, 2000, under the terms of a share acquisition agreement dated as of June 30, 2000, by and between HSNS and Douglas May, HSNS acquired all of the issued and outstanding capital stock of Douglas May & Co. by issuing to Mr. May 183,070 shares of HSNS common stock in a business combination accounted for as a purchase.

      The acquisition of Douglas May & Co. was made in order to supplement HSNS’s planned rich media direct business. This acquisition was expected to create synergies with HSNS’s planned rich media direct service offering.

      The shares of HSNS common stock were valued at $1,376,000. Under the terms of the acquisition agreement, the 183,070 shares of common stock were issued in three allotments. The first allotment corresponded to $500,000 of value. At closing, HSNS issued 50,000 shares of common stock, the number of such shares being subject to adjustment if the Over the Counter Bulletin Board trading price of the common stock on the first anniversary of the closing date of the transaction is less than $10.00 per share. Under such circumstances, HSNS is obligated to issue additional shares of common stock that, when added to the 50,000

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Business Combinations (continued)

shares, and multiplied by the per share trading price on the first anniversary of the closing date, shall equal $500,000 in value. The issuance of the 50,000 shares has been recorded at the “guaranteed” amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares under the terms of the share acquisition agreement will not change the recorded cost of the acquisition of Douglas May & Co.

      The second allotment of shares of common stock (87,498 shares) issued at closing corresponded to $576,000 of value. HSNS committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before January 1, 2001, Mr. May has the right to cause HSNS to repurchase these shares from him by making six cash installment payments totaling $576,000. Mr. May has not yet elected to have HSNS repurchase these shares.

      The third allotment of shares of common stock (45,572 shares) issued at closing corresponded to $300,000 of value. HSNS committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before the expiration of 90 days from the closing date, Mr. May had the right to cause HSNS to repurchase these shares from him by releasing funds, in the amount of $300,000, which the share acquisition agreement provided be placed into an escrow account, the funds being from certain accounts receivable of Douglas May & Co. that were collected subsequent to the acquisition date. In January 2001, based on the election of Mr. May, HSNS repurchased and retired these shares for $300,000 using the funds from the escrow account. These shares were treated as outstanding for loss per share purposes in accordance with the guidance set forth in SFAS No. 128. All shares issued that are subject to repurchase by HSNS have been presented on HSNS’s balance sheet as redeemable stock outside of stockholder’s equity.

      The results of operations of Douglas May & Co. are included in HSNS’s operations from the date of acquisition. HSNS recorded goodwill in the amount of $1,174,437 related to this acquisition.

      During 2000 the Douglas May & Co. produced negative cash flows. Because of the decision made in the fourth quarter of 2000 to not further pursue the planned rich media direct business due to funding constraints (see Note 6), management determined there was no basis upon which to project positive future cash flows from Douglas May & Co. since the basis for making the acquisition was originally related to expected synergies and expected future prospects by incorporating the Douglas May & Co. business into the planned rich media direct business. Thus, in accordance with the provisions of SFAS 121, HSNS concluded that the unamortized portion of the goodwill recorded in connection with the acquisition of Douglas May & Co. ($1,058,177, net of the previously amortized amount of $116,260) had become fully impaired and should be written off. Thus, the company recorded an impairment charge of $1,058,177 in the fourth quarter of 2000 to recognize the unamortized balance of goodwill written-off.

      The following unaudited pro forma summary information presents consolidated results of operations for HSNS as if the acquisition of Douglas May & Co. had been consummated on January 1, 1999. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for HSNS.

	Year ended December 31

	1999	2000

Revenue	$880,432	$1,673,260

Net loss	9,899,011	12,311,544

Loss per share applicable to common shareholders	$(0.51)	$(0.59)

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

5.  Equipment, Software and Furniture

      Equipment, software and furniture consists of the following:

	1999	2000

Furniture and fixtures	$4,052	$258,220

Equipment under capital lease	—	201,157

Computer equipment and software	—	93,104

	4,052	552,481

Less accumulated depreciation and amortization	(332)	(166,566)

	$3,720	$385,915

6.  Prepaid Software Royalties

      In February 1999, HSNS entered into a Marketing License Agreement (“MLA”) with Summus, Ltd., a related party (see Notes 1 and 9). Under the MLA, HSNS became obligated to pay Summus, Ltd. an upfront fee of $3,000,000, payable in four installments of $750,000 each. The first three installments consisted of cash payments in the aggregate amount of $2,250,000. Of this amount, $2,190,000 was made by a shareholder on behalf of HSNS. The final installment was satisfied by HSNS’s issuance of 1.5 million shares of its restricted common stock.

      HSNS determined the value of the 1.5 million shares issued in lieu of the final cash payment due under the MLA by applying a discount to the traded value of HSNS’s common stock at the time of issuance based on the discount associated with private sales of shares of its common stock (such shares being “restricted securities” as defined in Rule 144 under the Securities Act of 1933) within close proximity of the time of the issuance of such shares.

      Under the terms of the MLA, HSNS had the right to resell stand-alone software products specified in the MLA. Since the specified products were completed and ready for resale, HSNS capitalized the $3.0 million value of the upfront fees under the MLA as prepaid software royalties (essentially license fees) in accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” as each of the four software products specifically referred to in the MLA had reached “technological feasibility” within the meaning of Paragraphs 4 and 38 of that statement.

      HSNS reduced the recorded value of the prepaid royalties by $833,333 to reflect amortization of the prepaid software royalties in 1999 in accordance with the provisions of SFAS No. 86. The amount amortized was derived by applying the straight-line method over a three-year estimated economic life of the products licensed under the MLA.

      In August 1999, Summus, Ltd. acquired a majority of the outstanding shares of HSNS (this percentage was subsequently reduced to 44% by December 31, 1999 as Summus, Ltd. sold a portion of the shares it acquired to third parties). In connection with this transaction, HSNS’s existing management team was replaced with new management. Over the next several months, the new management team determined to revise HSNS’s business plan. Rather than function as a reseller of Summus, Ltd. software products, management determined that HSNS should function as a service bureau or application service provider, utilizing Summus Ltd.’s wavelet-based technology for delivery of multimedia services over the Internet. As a result of this change in business plan, HSNS entered into negotiations with Summus, Ltd., beginning in December 1999, to modify the companies’ contractual relationship under the MLA. These negotiations

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Prepaid Software Royalties (continued)

resulted in the execution of several agreements (i.e. a master agreement, software license agreement, software maintenance agreement, revenue sharing agreement and software escrow agreement) in mid-February 2000, which superseded in its entirety the MLA.

      Under the new agreements, HSNS did not become obligated to make any additional payments, in cash or other consideration, to Summus, Ltd. for the software products to be provided thereunder. In fact, HSNS received approximately $2.2 million in credits toward future fees due and payable to Summus, Ltd. Therefore, the HSNS determined that, in the absence of information that would have caused management to conclude that the net realizable value of any of the products licensed under the MLA had been adversely affected by HSNS’s change in business plan or that the unamortized capitalized costs exceeded the net realizable value of such products, no impairment-related write off under SFAS No. 86 was appropriate as of December 31, 1999. As of that date, HSNS fully expected to generate future revenues, in its contemplated service bureau business, through the use of the Summus, Ltd. software products covered by the several agreements then being negotiated, sufficient to recover the carrying value of the prepayments under the MLA.

      The software license agreement provided HSNS with rights to the use of Summus, Ltd.’s MaxxSystem suite of products in its planned rich media direct service bureau business. The agreement did not permit HSNS to resell any of the software products constituting MaxxSystem. As such, HSNS determined that the MaxxSystem suite of software products constituted “internal use” software subject to Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

      The agreements were executed in mid-February 2000. However, the terms of such agreements had been substantially negotiated and agreed to at the time HSNS’s financial statements as of and for the year ended December 31, 1999 were issued. SOP 98-1 requires an evaluation of capitalized software costs for impairment in accordance with FASB Statement No. 121. Statement No. 121 requires an estimate of future cash flows to determine if an asset that is in use is impaired. The change in HSNS’s business plan was driven primarily by the view that delivery of multimedia over the Internet through the use of the MaxxSystem suite of software products offered greater future cash flows than the resale of the software products licensed under the MLA. In view of these considerations, HSNS determined that an impairment-related write off of the prepaid royalties was not appropriate as of December 31, 1999 under SOP 98-1 and SFAS 121.

      During 2000, HSNS observed a combination of market conditions and potential government regulatory actions that caused it to modify its short-term and long-term plans for revenue generation as a service provider of rich media content over the Internet. Market resistance developed to the delivery of Internet services via “.exe” file types following the delivery of certain of such files with viruses. Indeed, this prompted many companies to configure firewalls to block all files with an.exe extension. This limited the market for e-mail distribution using the MaxxNote (i.e., the video e-mail) module of MaxxSystem. At about the same time, the Federal Trade Commission initiated an investigation of the use of information gathered by permission-based marketing through e-mails and banner ads.

      Management determined in the fourth quarter of 2000 that it was unlikely that funding would be available to develop and rollout the service bureau business model as previously planned. Under FASB 121, when it is no longer probable that computer software will be placed in service, the software should be reported at the lower of its carrying amount or fair value. Therefore, during the fourth quarter of 2000, management determined that the assets associated with HSNS’s rich media direct service bureau business (other than the tangible assets of Douglas May & Co.) were impaired. Accordingly, an impairment charge of $2.9 million was recorded consisting of the net carrying value of the capitalized amounts associated with MaxxSystem of

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Prepaid Software Royalties (continued)

approximately $2.2 million and other capitalized costs incurred in the development of the service bureau business of approximately $0.7 million.

7.  Licensing Rights

      In September 1998, HSNS issued 775,000 shares of its common stock, valued at $77,500, for all of the issued and outstanding common stock of Brad Richdale Direct, Inc. (“BRD”). The primary purpose of this transaction was to obtain licensing and marketing rights held by BRD for certain products to be developed by Summus, Ltd. Since BRD had nominal assets and operations, this transaction was accounted for as an acquisition of licensing rights, rather than as a business combination. The value of this transaction was based on recent transactions in HSNS’s common stock near the date of the transaction. The products to be delivered by Summus, Ltd. under these licensing rights were to be used in the planned operations of MWI. Since these products were not completed by the end of 1998 and HSNS had determined to discontinue MWI’s operations, HSNS abandoned its rights to these yet-to-be delivered products. Accordingly, the net book value of these assets $68,890 was written off at December 31, 1998 and is included as part of the loss on discontinued operations.

8.  Convertible Debentures

      During 1999, HSNS issued convertible debentures (the “debentures”) in the principal amount of $2,655,749 to Mr. Richdale, entities affiliated with Mr. Richdale and third parties. These debentures were issued in exchange for both cash of $558,640 and in partial satisfaction of payments made by Mr. Richdale on behalf of HSNS in the aggregate amount of $2,097,109. Prior to the issuance of these debentures, HSNS owed $2,190,000 to Mr. Richdale for amounts he paid on behalf of HSNS (see Note 6). This liability was reduced to $92,891 through the issuance of the convertible debentures valued at $2,097,109. The remaining amount of the liability, $92,891, plus other amounts owed to entities affiliated with Mr. Richdale in connection with funds advanced to HSNS, totaling $342,924, are included in Payable to related parties in HSNS’s balance sheet. The debentures were convertible at the date of issuance into HSNS’s common stock at conversion prices ranging from $0.25 to $1.33 per share (all of which were substantially “in-the-money” at the date of issuance).

      Since the conversion price of the debentures was below the fair market value of the common stock, HSNS recorded a $2,655,749 beneficial conversion feature as debt discount and additional paid-in-capital on the date the debentures were issued. The resulting interest expense was immediately recognized because the debentures were convertible upon issuance.

      Shortly after the issuance of the debentures, the debenture holders exercised the conversion feature and converted all outstanding debentures into 4,852,860 shares of HSNS’s common stock. As of December 31, 1999, all debentures had been converted.

9.  Related Party Transactions

      As of December 31, 2000 Summus, Ltd. held a 33.6% ownership interest in HSNS. On February 16, 2001, HSNS and Summus, Ltd. effected a business combination pursuant to the terms of an asset purchase agreement, as amended (the “Asset Purchase Agreement”), whereby HSNS, as the legal acquirer, purchased substantially all the assets and operations of Summus, Ltd. The transaction was accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer (see Note 14).

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Related Party Transactions (continued)

      During 2000, in connection with the negotiations of the Asset Purchase Agreement with Summus, Ltd., HSNS advanced certain funds to Summus, Ltd. to assist Summus, Ltd. in funding its operating expenses. These advances, which were evidenced by a promissory note in favor of HSNS, totaled $1,435,000 as of December 31, 2000. This balance accrued interest compounded monthly at 8%, was collateralized by Summus, Ltd.’s investment in HSNS’s stock and was payable within 60 days. Upon the closing of the business combination on February 16, 2001, the entire balance of this note plus accrued interest was canceled.

      During 1999, Summus, Ltd. funded certain expenses of HSNS. The balance outstanding related to these advances as of December 31, 2000 and 1999 was $134,677 and $154,000, respectively.

      Payables to Related Parties also includes an unpaid balance of $435,815 for advances made to HSNS by affiliates of a former majority shareholder during 1998 and 1999. These amounts were unsecured and were payable on demand. These amounts have subsequently been satisfied in full (see Note 14).

10.  Shareholders’ Equity

      On June 20, 1998, HSNS amended its articles of incorporation to increase the number of authorized shares of its common stock, par value $.001 per share, to 50,000,000 and to effect a 200-for-1 stock split, thereby increasing its issued and outstanding shares to 1,000,000. HSNS also has 5,000,000 authorized shares of preferred stock, par value $.001 per share.

     Preferred stock

      On February 28, 2000, HSNS issued 2,000 shares of its Series A Convertible Preferred Stock, par value $.001 per share (the “Series A Preferred Stock”), at a price of $1,000 per share. Proceeds, net of issuance costs of $149,048, were $1,850,952. The holders of the Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the “Liquidation Preference”). Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors on June 30 and September 30 of each year commencing on September 30, 2000. As of December 31, 2000 cumulative dividends accrued were $133,333. The holders of the Series A Preferred Stock are not entitled to vote on matters submitted to HSNS’s shareholders for voting. However, approval of holders of a majority of the Series A Preferred Stock is required prior to the issuance of a new series of preferred stock that ranks senior to the Series A Preferred Stock.

      Each share of the Series A Preferred Stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by an initial conversion price of $14.24. The conversion price is subject to adjustment as defined in HSNS’s articles of incorporation. Since the Series A Preferred Stock was convertible at the date of issuance and since the conversion price was below the fair value of the common stock at the time of issuance, HSNS recorded a beneficial conversion feature in the amount of $294,900. The beneficial conversion feature has been added to the historical net loss for the year ended December 31, 2000, for purposes of computing the net loss applicable to common shareholders.

     Common stock

      During the year ended December 31, 1998, HSNS issued 465,000 shares of its common stock to employees and consultants for services rendered. It also issued 100,000 shares to a non-employee shareholder in connection with potential business combinations. These shares were valued at $46,500 based on the

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Shareholders’ Equity (continued)

estimated fair value of the common stock, as determined by a sale of HSNS’s common stock near the time of such issuances. At the time of such issuances, HSNS’s common stock was not publicly traded. During the year ended December 31, 1999, HSNS issued 85,500 shares of common stock to consultants for services rendered. These shares were valued at $130,814 based on the fair value of the common stock at the time of such issuances.

      During 1998, HSNS acquired 38,500 shares of its common stock for $227,619 in cash and currently holds these shares as treasury stock.

      In August 1999, HSNS issued 795,001 shares of its common stock valued at $643,951, along with a cash payment of $102,000, to acquire 402,000 shares of common stock of Summus Technologies, Inc. The value assigned to the shares issued by HSNS was recorded at a discount from the traded value of HSNS’s common stock. An additional 598,182 shares of Summus Technologies, Inc. stock valued at $1,109,986 was contributed to HSNS by a significant shareholder, bringing HSNS’s total holdings of Summus Technologies, Inc. stock to 1,000,182 shares or 19%. The value assigned to the shares received by the Company was recorded based on the derived value of the per share amounts purchased from the other Summus Technologies, Inc. shareholders. Subsequently, Summus Technologies, Inc. and Summus, Ltd. merged with Summus, Ltd. being the surviving entity. The Company’s ownership in Summus, Ltd. after the merger was 16.7% and as of December 31, 2000 was 13.5%. On February 16, 2001, HSNS and Summus, Ltd. effected a business combination whereby HSNS, as the legal acquirer, purchased substantially all of the assets and operations of Summus, Ltd. The transaction was accounted for as a “reverse acquisition” in which Summus, Ltd. is treated as the accounting acquirer (see Note 4).

      In August 1999, former management of HSNS entered into an agreement to sell shares of common stock to family members of a Director. The agreement provided for HSNS to sell 250,000 shares of its common stock for $1.00 per share. Since the stock price was below the fair market value of the underlying stock on the date of the agreement, $845,000 of expense related to this transaction has been charged to non-cash compensation in the statement of operations in 1999. The business purpose of this transaction was to provide financing to HSNS at a critical time.

      During 2000, HSNS issued 1,544,290 shares of its unregistered common stock and issued warrants to purchase an additional 1,997,564 shares of common stock for gross cash proceeds of $4,777,553. The warrants have exercise prices ranging from $4.00 to $4.625 per share, a term of five years, and cannot be exercised within five months from the date of issuance.

     Stock Options

      HSNS’s Board of Directors authorized an amendment of HSNS’s Equity Compensation Plan (the “Plan”) in February 2001 to increase the aggregate number of shares of its common stock available for issuance of stock awards under the Plan to 6,500,000. The Plan provides for the issuance of stock options to employees, directors, advisors and consultants of and to HSNS. Options granted generally have a ten-year term and vest over three years from the date of grant. Certain of the stock options granted under the Plan have been pursuant to various stock option agreements. Each stock option agreement contains specific terms.

      During 1999, HSNS granted to certain employees and directors options exercisable for 1,050,000 shares of common stock that had exercise prices below the fair value of the underlying common stock. Non-cash compensation expense of $2,006,250 has been recognized based upon the difference between the exercise price and the traded value of the common stock on the date of grant. In addition, HSNS granted options to purchase 1,140,000 shares of HSNS’s common stock to non-employees. Non-cash expense of $1,391,000

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Shareholders’ Equity (continued)

related to these options was recognized based upon the fair value of these options on the date of grant. Each of these option grants vested immediately upon issuance and options to acquire 1,825,000 shares of common stock were exercised during 1999. Unexercised options expire between 5 and 10 years from date of grant.

      During 2000, HSNS granted options to purchase 50,000 shares of HSNS’s common stock to non-employees. Non-cash expense of $468,171 related to these options was recognized based on the fair value of these options in accordance with SFAS No. 123.

      In addition, HSNS granted options to purchase 15,000 shares of HSNS’s common stock to a Director that had an exercise price below the fair value of the underlying common stock. Non-cash compensation expense of $333,750 has been recognized based on the difference between the exercise price and the traded value of the common stock on the date of grant.

      A summary of HSNS’s stock option activity is as follows:

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

      In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the twelve month period ended December 31, 2000: dividend yield of 0%; volatility of 2.054; risk free interest rate of 6.20% and expected option lives of 5 years. The weighted average fair value at the date of grant was $6.36 per option. Had the compensation expense for HSNS’s stock options been determined based on the fair value at the date of

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Shareholders’ Equity (continued)

grant consistent with the provisions of SFAS 123, HSNS’s net loss and net loss per share would have been $(15.4) million and $(0.71) for the twelve months ended December 31, 2000.

      During August 1999, HSNS negotiated, on an individual basis, with each of the holders of the shares issued in connection with the Company’s acquisition of the Marketers World assets, and as a result of such negotiations an aggregate of 5,161,100 shares of HSNS’s common stock issued in connection with the transaction were surrendered for cancellation. This followed HSNS’s decision to cease all operations associated with the MWI business in 1998. Since no value was ascribed to the initial shares issued in connection with the MWI asset acquisition, no value was ascribed to the subsequent cancellation. Also during 1999, HSNS canceled 555,000 shares of its common stock, 530,000 of which were originally issued in 1998 and 25,000 issued in 1999. In August 1999, HSNS canceled 300,000 shares issued in September 1998 in connection with the contemplated acquisitions of HealthTec, Inc. and National Direct Corporation, transactions that were not ultimately consummated. An additional 230,000 shares were canceled upon HSNS’s determination not to pursue certain other acquisitions. In August 1999, HSNS canceled 25,000 shares originally issued to Mr. Richdale and his spouse in consideration for his assistance in HSNS’s acquisition of shares of Summus Technologies, Inc.’s stock.

     Common Stock Reserved for Future Issuance

      HSNS has reserved shares of its authorized 50,000,000 shares of common stock for future issuance as follows:

Convertible preferred stock and related dividends	149,812

Outstanding common stock warrants	1,997,564

Outstanding stock options	1,460,800

Possible future issuance under stock option plans	5,039,200

Total	8,647,376

11.  Leases

      During 1999, HSNS established it headquarters in Raleigh, North Carolina and entered into a noncancelable operating lease for office space and also entered into certain capital leases for office equipment. HSNS also leases office space and certain office equipment in Dallas, Texas relating to the operations of its subsidiary, Douglas May & Co., Inc. Rent expense incurred during the years ended December 31, 1999 and 2000 was approximately $11,000 and $124,000, respectively.

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of HSNS’s deferred tax assets are as follows:

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Income Taxes (continued)

      At December 31, 2000, HSNS had federal and state net operating loss carryforwards of approximately $15,400,000 for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2020 for federal tax purposes and in 2015 for state tax purposes. U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

13.  Loss Contingencies

     Settlement with William R. Dunavant

      In January 2000, William R. Dunavant (“Dunavant”), a former shareholder of Summus Technologies, Inc. who received 350,000 shares of HSNS common stock and $100,000 in cash in exchange for his shares of Summus Technologies, Inc. stock, filed a lawsuit against HSNS. Former management of HSNS had entered into an agreement with Dunavant which obligated HSNS to register the 350,000 shares of HSNS common stock under the Securities Act of 1933 (the “Securities Act”) within a specified time period. HSNS’s failure to register such shares resulted in a lawsuit against HSNS seeking damages of $13,300,000.

      In June 2000, HSNS entered into a settlement agreement with Dunavant to resolve the lawsuit. This settlement agreement was amended on October 26, 2000 and then again on December 5, 2000. Under the terms of the settlement agreement, as amended, HSNS issued to Dunavant 1,700,000 shares of its restricted common stock in 2000. The value of these shares, totaling $1.4 million, was based on a discount applied to the traded value of HSNS’s common stock on the date of issuance. The number of common shares held by Dunavant at December 31, 2000, totaled 2,050,000. Additionally, HSNS became obligated to issue 25,000 shares of restricted common stock per month and pay $25,000 in cash per month to Dunavant until a registration statement on Form S-1, covering the resale of Dunavant’s shares, is declared effective by the SEC, which will result in the HSNS shares owned by Dunavant becoming freely tradable. The loss contingency accrual as of December 31, 2000, represents management’s best estimate of the monthly obligations subsequent to December 31, 2000 that HSNS would incur under the terms of the agreement with Dunavant through completion of the registration process. The estimated value of the monthly share allotment was determined by applying an appropriate discount to the traded value of HSNS’s common stock as of December 31, 2000.

     The AIC Litigation

      On March 30, 2001, Analysts International Corporation (“AIC”) filed a civil summons and complaint in General Court of Justice, District Court Division, County of Wake, North Carolina, against High Speed Net Solutions, Inc. The complaint alleged that HSNS breached certain contracts with AIC, dated December 9, 1999, February 11, 2000, April 25, 2000, May 9, 2000, and May 23, 2000, under which AIC provided us with computer programming services. AIC has requested that the court enter judgment in its favor for $358,426, plus pre-judgment interest from September 26, 2000 on certain invoices at the rate of 18% per annum, post-judgment interest at the rate of 8% per annum, reasonable costs of AIC and other relief the court deems equitable. HSNS and AIC are negotiating to resolve the matter. The principal amount of $358,426 is included in accounts payable at December 31, 2000.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Loss Contingencies (continued)

     The Cale Yarborough Litigation

      On April 25, 2001, Cale Yarborough, a Company shareholder, filed a summons and complaint against HSNS, David Gordon, Bear Steams Securities Corp., MidSouth Capital, Inc., and Interwest Stock Transfer Co. in the United States District Court, District of South Carolina, Florence Division, alleging, among other things, (i) breach of an agreement Mr. Yarborough entered into with David Gordon under which Mr. Gordon was to provide an opinion letter as to Mr. Yarborough’s ability to resell shares of our common stock in accordance with Rule 144 promulgated under the Securities Act of 1933, (ii) violation of Rule 144, (iii) professional negligence and breach of fiduciary duty, and (iv) violation of federal and state securities laws. All of the causes of action in the complaint stem from the alleged failure to properly advise Mr. Yarborough as to when the shares of our common stock could properly be resold under Rule 144. On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. It is HSNS’s understanding that Mr. Yarborough and Mr. Gordon are in the process of reaching a settlement of this matter. The Company has not recorded a loss contingency relating to this complaint because, in management’s opinion, it is not probable that a loss contingency exists and an amount cannot reasonably be estimated.

14.  Subsequent Events

     HSNS—Summus, Ltd. Business Combination

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

      Prior to the Combination, Summus, Ltd. was a technology company located in Raleigh, North Carolina that provided contract engineering, research and development in applications related to image and video compression and communication, and provided commercial technology in digital media through various methods, including generating software development kits for resale, licensing technology, and developing commercial software products. Its intellectual property included capabilities in encoding, manipulating, compressing, managing and distributing digital content. Its core technology for compression, partially derived from a field of mathematics known as wavelets, used the brand name of Dynamic Wavelet™. Under this brand, Summus. Ltd. developed and supplied low-complexity, low bandwidth wavelet technology for compression applications.

      From HSNS’s perspective, the primary business purpose of entering into the transaction with Summus, Ltd. was to acquire Summus, Ltd.’s compression technology. Further, HSNS perceived the combination of the two companies as offering the potential to create more growth opportunities for the Company based on the expected enhanced access to capital resources, plus it provided the opportunity for HSNS to capitalize on its prior investment in Summus, Ltd.

      Prior to the closing of the Combination, Summus, Ltd. was the largest shareholder of HSNS. It owned 8,217,781 shares (33.2%) of HSNS’s common stock, approximately 27.6% on a fully diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in the Company increased to 20,593,352 shares (55.5%) of the Company’s common stock on an as-converted basis, approximately (53.1%) on a fully-

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Subsequent Events (continued)

diluted basis. The Asset Purchase Agreement contemplates that Summus, Ltd. will liquidate following the completion of its distribution of the Company’s securities received in the transaction to the shareholders of Summus, Ltd. On March 13, 2001, Summus, Ltd. distributed certain of the shares of the Company’s common stock received in the transaction to the shareholders of Summus, Ltd. in accordance with their pro rata interests; the balance of such shares was distributed in mid-July 2001.

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

HSNS has authorized the issuance of up to 6,500 shares of Series B Preferred Stock. The rights of the Series B Preferred are as follows: each share of Series B Preferred Stock will be automatically converted into 1,000 shares of common stock, subject to adjustment for stock dividends, stock splits and the like, after the Company’s charter is amended to increase the number of authorized shares of common stock to at least 60 million shares. Until then, the Series B Preferred Stock will be entitled to receive dividends and participate in distributions upon liquidation pro rata with the common stock on an as-converted basis, and will vote equally with the common stock on an as-converted basis. These rights apply even if there is insufficient authorized common stock to permit conversion of the Series B Preferred Stock. There are no other preferences or privileges associated with the Series B Preferred Stock. Under the terms of the Asset Purchase Agreement, HSNS is required to seek shareholder approval to amend its charter to increase the number of authorized shares of common stock so that there will be sufficient shares of common stock available and reserved for issuance upon conversion of the Series B Preferred Stock.

•	HSNS issued to Summus, Ltd. warrants to purchase a total of 500 shares of its Series B preferred stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B preferred stock ($5.50 per share of the Company’s common stock on an as-converted basis), and was calculated based on the closing market price of the HSNS common stock on February 16, 2001, on an as-converted basis (HSNS common stock currently trades in a public market on the Pink Sheets).

      In addition to the items described above, the terms of the Asset Purchase Agreement provided for HSNS’s assumption of approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. were cancelled upon the closing of the Combination.

      All outstanding HSNS options at the Combination Date were treated as replacement options since the Combination was accounted for as a reverse acquisition with Summus, Ltd. as the accounting acquirer. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”), the fair values of the vested and unvested HSNS options of $4.4 million and

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Subsequent Events (continued)

$2.3 million, respectively, were included as components of the consideration paid in the transaction. The fair values of these options were determined using the Black-Scholes option-pricing model.

      Since HSNS was the legal acquirer while Summus, Ltd. was the accounting acquirer, it was necessary to issue new HSNS stock options to the existing Summus, Ltd. option holders to reflect the new capitalization resulting from the asset acquisition. The number of options issued was determined by comparing the total consideration received by Summus, Ltd in the transaction to the outstanding equity of Summus, Ltd. prior to the transaction. Since Summus, Ltd. was the accounting acquirer, no value was ascribed to these options.

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

      Purchase accounting was applied to the assets and liabilities of HSNS based upon their fair market values as of February 16, 2001, the date of the Combination. The fair market value of HSNS was determined by applying a discount to the traded value of the Company’s shares of unrestricted common stock based upon the discount associated with private sales of such shares (such shares being “restricted securities” as defined in Rule 144 under the Securities Act) for cash to third parties within close proximity to the date of the Combination. Additionally, since the Company, on a post-Combination basis, assumed the outstanding stock options of HSNS, the fair value of these options was included in determining the valuation of HSNS. The value of the consideration described above totaled $23.5 million. The fair value of the HSNS net liabilities on the date of the Combination totaled approximately $4.0 million, resulting in goodwill valued at approximately $27.5 million.

     The Dunavant Settlement

      On June 29, 2001, the Company entered into a revised settlement agreement and voting agreement with William R. Dunavant and his counsel. Under the terms of such agreements:

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Subsequent Events (continued)

•	the Company issued an aggregate of 475,000 shares of common stock to Mr. Dunavant and his counsel which were valued at $352,688. Such amount was determined by applying a discount to the traded value of the Company’s stock on the date of the revised settlement;

•	Mr. Dunavant agreed to certain resale restrictions with respect to all but 350,000 shares of common stock held by him (an aggregate of 2,275,000 shares), specifically, to limit his public resale of such shares to 30,000 shares per calendar month until February 15, 2002;

•	the Company agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all of the shares held by Mr. Dunavant, his spouse and his counsel, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement is not filed before July 31, 2001, unless counsel to the Company advised the Company (as counsel has) that it is in the best interests of the Company and its shareholders to delay the filing of such registration statement;

•	Mr. Dunavant, his spouse and his counsel agreed, for a two-year period from the date of the agreements, to vote the shares held by them in favor of and for the election of Board nominees by the Company and to vote such shares in a manner consistent with the recommendation of the Board with respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

•	the Company, on the one hand, and Mr. Dunavant and his counsel, on the other, executed mutual general releases with respect to any and all claims against each other, except with respect to the obligations and liabilities under such agreements.

      At the meeting of the Company’s Board of Directors held on July 20, 2001, counsel to the Company advised the Board that, in counsel’s opinion, it was in the best interests of the Company and its shareholders to delay the filing of a registration statement with the SEC to register the resale of all the shares of common stock held by Mr. Dunavant, his spouse and his attorney. Counsel’s views on this subject took cognizance of, among other things, the critical importance to the Company of:

•	becoming timely in its reporting obligations under the Securities Exchange Act of 1934, as amended (at the time the Company’s quarterly report on Form 10-Q for the first quarter of 2001, to have been filed on or before May 15, 2001, had not yet been filed); and

•	clearing its Form 10 at the earliest opportunity possible, since the clearance of the Form 10 is a prerequisite to having the Company’s common stock made eligible for quotation on the OTC Bulletin Board and thereby potentially opening up greater opportunities for the Company to raise capital.

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

     Settlement of the AIC Litigation

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

     The ENELF Litigation

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated Aware, Inc. and Summus, Ltd. ENELF alleged that MaxxNote, MaxxShow and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator” ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. The Company has filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity, and unenforceability. The Company has recently entered into settlement discussions with ENELF, but is prepared to provide a vigorous defense to this lawsuit. The Company has not recorded a loss contingency relating to this complaint because, in management’s opinion, it is not probable that a loss contingency exists and an amount cannot be reasonably estimated.

     Settlement Agreement with Brad Richdale Affiliates

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