Form 10-K/A
period 2000-12-31
HIGH SPEED NET SOLUTIONS INC
filed 2001-10-31
CIK 1104332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

HIGH SPEED NET SOLUTIONS, INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

EXPLANATORY REFERENCE

      On February 16, 2001, High Speed Net Solutions, Inc. d/b/a Summus (“HSNS” or the “Company”) acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended. In legal form, the transaction was effected by HSNS issuing shares of its common and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd.

      We initially accounted for the transaction as a business combination and a “reverse acquisition” under the guidance of Accounting Principles Board Opinion No. 16 “Business Combinations.” Because the transaction was accounted for as a reverse acquisition, Summus, Ltd. was considered the accounting acquirer in the transaction; HSNS, the acquired company. As explained in Item 2. “Financial Information — Management’s Discussion and Analysis”, we have since determined that it is more appropriate to account for the transaction as a capital transaction, accompanied by a recapitalization. By accounting for the transaction in this manner, the transaction is viewed as the issuance of stock by Summus, Ltd. in exchange for the net monetary assets of HSNS, accompanied by a recapitalization of Summus, Ltd. The accounting is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

      As a result of the transaction, the historical financial statements of Summus, Ltd. are, for accounting purposes, deemed to be those of the Company. However, in view of the significance of Summus, Ltd.’s equity interest in HSNS prior to the transaction, HSNS’s audited financial statements for the three years ending December 31, 2000 are included in this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS; RISKS AND UNCERTAINTIES

      This annual report on Form 10-K for the year ended December 31, 2000, contains forward-looking statements. These statements relate to, among other things, future events or the Company’s future financial performance, operating results, planned product introductions and cash requirements. The Company has attempted to identify forward-looking statements by terminology such as “will likely result,” “expect,” “should,” “will continue,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “outlook” or similar expressions. These statements are only predictions and are not guarantees of future performance. They are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results, levels of activity, performance or achievements to differ materially from those expressed in the forward-looking statements.

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

PART I

Item 1.  Business.

Overview

      High Speed Net Solutions, Inc. d/b/a Summus (“HSNS” or the “Company”), following the February 2001 acquisition of all of the assets and operations of Summus, Ltd. (“Summus, Ltd.”), is engaged in research and development contract work for government agencies in the areas of complex imaging and object recognition. Such contract work represented 60% and 76% of Summus, Ltd.’s revenues in the years ended December 31, 2000 and 1999, respectively.

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

Historical Operating Results/ Financial Condition

      The Company has incurred net losses throughout the periods covered by the financial statements included in this annual report on Form 10-K. For the years ended December 31, 2000 and 1999, the Company had net losses of $11,451,281 and $8,846,980, respectively. As of December 31, 2000, the Company had an accumulated deficit of $23,414,113 and a working capital deficit of $3,727,660. With the foregoing in mind, the Company’s auditors have included in their report on the Company’s financial statements an explanatory paragraph which expresses substantial doubt about the Company’s ability to continue as a going concern.

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

      On February 16, 2001, HSNS and Summus, Ltd. consummated the transactions contemplated by the asset purchase agreement, at which time HSNS acquired all of Summus, Ltd.’s assets and operations, including its intellectual property in encoding, manipulating, compressing, managing and distributing digital multimedia content, and assumed approximately $2.8 million of Summus, Ltd.’s liabilities. The terms of the asset purchase agreement contemplate that Summus, Ltd. will liquidate following the winding up of its business activities.

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

     Divestiture of Rich Media Direct Business

      Upon the consummation of the Summus, Ltd. asset acquisition on February 16, 2001, the Company determined to focus primarily on Summus, Ltd.’s business plan because management perceived it had the potential to create greater shareholder value compared to HSNS’s business operations. In addition, the Company did not expect to have the fundraising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. In connection with the Company’s change in business plan, the Company’s management began a review to determine the appropriate course of action for its rich media direct business (including the operations of Douglas May & Co.) in light of the existing and anticipated funding constraints.

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

      The increased need for mobility has coincided with and is reinforced by the reported rapid growth in worldwide use of wireless and mobile technologies. Given the projections of key industry analysts such as The Yankee Group, the Gartner Group’s Dataquest unit and the Strategic Group, the Company’s management believes convergence of wireless communications and mobile Internet access appears inevitable.

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

      Third generation wireless systems, the standards for which have been defined by the International Telecommunications Union (ITU), offer the promise of:

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

     Sufficiently Valuable Applications/Services

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

      We are developing multimedia technology, specifically, our BlueFuelTM product line (described below under “Our Products — Future Products”), designed to address the bandwidth, error constraints, contention with voice and data traffic, and power challenges associated with multimedia content transmission over existing and future wireless networks. In an increasingly multimedia-oriented environment, multimedia content consumes bandwidth when transmitted, as well as storage space at origin and destination. Multimedia content within text-based communications translates into increased transmission time, greater storage requirements and higher communications costs. Even with the increased bandwidth of third generation network infrastructure, there should still be a need to make the best possible use of available bandwidth. Thus, we believe there will be a continuing need for our multimedia technology aimed at this market into the indefinite future. However, we can provide no assurance that we will be able to establish or maintain any significant presence or competitive position in the wireless and mobile market, or that the recent and anticipated continued rapid growth in worldwide use of wireless and mobile technologies will necessarily result in growth in our business.

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

      The basic ideas of wavelets and wavelet transforms were developed in the 1980s. A rather imprecise definition of wavelets is that they are building blocks that can quickly decorrelate data. Wavelets allow the representation of data in terms of wavelet coefficients that are more “compact” than the original representation. The decorrelation power is possible because the wavelets already resemble the data to be represented (i.e., they have the same correlation structure as the data, both in terms of space and frequency). In addition, the wavelet representation leads to rapidly converging approximations to functions that satisfy mild smoothness assumptions. The wavelet representation of a data set can be found quickly, so that one can switch between the original representation of the data and its wavelet representation in a time proportional to the size of the data. The fast decorrelation power of wavelets is the key to their usefulness in compression applications.

      Wavelets are useful because they lead to accurate and efficient prediction (thus enabling fewer bits to describe the information), but are unable to address fully the requirements of the high level processes. To solve the more challenging problems presented by our business focus and the BlueFuelTM product suite — limited bandwidth, processing power, memory, input/output (I/ O), etc. — we have developed “representation” tools and techniques that extend beyond the limitations of wavelets. These tools build on the same fundamental approach: an integrated and coordinated interaction between low and high level processing.

Our Strategy

      Critical to our success will be successful commercial deployment of our BlueFuelTM software product suite under development, and our ability to develop and commercialize new enhancements to such technology in a timely manner. In that regard, we hired Barry J. Johnson as Vice President-Products in mid-June of 2001. Mr. Johnson has served in various product marketing capacities at Motorola, Inc., Gateway, Zenith Data Systems, NCR and, most recently, Dial2Go, Inc. Mr. Johnson’s first projects at the Company will be to prioritize our product development efforts and position our new product line to maximize revenue generation.

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

      We are currently working to develop a multimedia platform for applications such as video and image delivery and playback, as well as 3D graphics delivery and rendering, that is compatible with Qualcomm’s Binary Runtime Environment for Wireless (BREW) wireless operating system. BREW is an applications platform for wireless devices using a variety of air interfaces including, among others, Code Division Multiple Access (CDMA), which is expected to be the leading standard for third generation, high speed wireless voice and data communications (notwithstanding that GSM is currently the de facto standard in Europe and Asia, with a reported 475 million subscribers worldwide as of February 2001 versus a reported 80 million CDMA subscribers worldwide as of December 31, 2000), because of CDMA’s greater network capacity (as a result of adjusting the transmission rate when there is no voice or data on the channel), rapid and smooth migration to high speed data capability (thus, minimizing service interruptions during technology upgrades), growing international coverage, and highest transmission speed. The BREW platform provides a standard programming environment that gives software developers the tools to create compelling wireless applications and services that can be offered by wireless carriers to their customers. Qualcomm has established a multi-tiered membership program designed to support developers of BREW-compatible wireless applications, and we have become a core developer under that program. The Company has not entered into any agreement with Qualcomm in connection with the Company’s efforts to develop a multimedia platform compatible with

BREW. Neither our participation in nor status as a core developer within the program imposes any obligations on Qualcomm to purchase any our products.

      We recently entered into a master porting agreement with Samsung Electronics America, a subsidiary of Samsung Electronics Co. Ltd., a global leader in semiconductors, consumer electronics and digital convergence technology, that sets forth the basic terms that would apply to the Company’s development of its technology and solution ports to various Samsung product lines, including Samsung’s digital signal processors (DSPs). The master porting agreement contemplates that the specific obligations of the parties with respect to the “port” of the Company’s technology will be set forth in services schedules to the agreement. The agreement itself contains provisions that, among other things, establish that each party owns their respective technologies and subject the parties to mutual confidentiality obligations. The agreement expressly provides that Samsung has no obligation to market, sell, sublicense or otherwise distribute a “deliverable” developed by the Company.

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

Our Products

     Existing Products

      We develop proprietary commercial software for complex imaging, information management, object recognition and multimedia compression with existing applications in the fields of mobile and wireless communications and information processing. Our current product portfolio includes:

•	Wavelet Image Software Developers Kit (SDK) Version 4.1 — This product allows software developers to incorporate our wavelet compression technology within their applications. Software developers can compress images into smaller file sizes to enable faster downloads without significantly degrading image quality. Optimizing limited storage capabilities and lower bandwidth connections, products incorporating the wavelet Image SDK can provide viewers with greater viewing enhancement, including image magnification or enlargement, the flexibility to control the compression ratio which determines speed and quality, and the ability to select specific areas or regions of interest for greater levels of detail. The Wavelet Image SDK will be updated to include support for JPEG2000, an international still image compression standard approved in January 2001. The Wavelet Image SDK will be updated to support rendering of JPEG2000 images as well as advanced features available only through Summus wavelet implementations.

•	Photo ID Software Developers Kit (SDK) Version 2.0 — This product provides all the standard features of the Wavelet Image SDK with the addition of specialized compression technology to handle portrait-style images, ideal for smartcard, barcoding and identification and security applications.

      Summus, Ltd. generated revenues from the licensing of these software development kits of $292,142, $101,682 and $105,112 in 2000, 1999 and 1998, respectively. Our current revenue stream from these products is primarily attributable to renewal or supplemental licenses.

      The Company recently entered into an agreement with Face Technologies (Pty) Ltd., a wholly-owned subsidiary of arivia.kom, the South African information technology company, on terms for the purchase by Face Technologies of 1,500 licenses of the Company’s Photo ID image decompressor for Windows CE. The licenses will be used to access photo identification pictures stored in the Company’s format on the South African “credit card format” driver’s license manufactured by Prodiba (Pty) Ltd. The purchase follows a decision in 1998 by Face Technologies, Prodiba and the South African government to include photo identification images within the two-dimensional (2D) barcode printed on driver’s licenses. The Photo ID image decompressors will be used in a mobile, wireless unit developed by SyGade (formerly NATech) for Face Technologies and the South African Department of Transport, and will assist law enforcement officials with on-location identity verification and improved information collection for accident and traffic violation reports. Although the revenues to be generated from the agreement are relatively nominal, the Company believes that its image technology may have other ID card and security-related applications.

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

      Although the rapid and significant technological change occurring within the wireless communications industry may dictate a change in the Company’s product development strategy, the Company anticipates that its future product portfolio will include the following:

•	THE EFFICIENCY ENGINE™ — a multimedia operating system designed to efficiently route, store and monitor multimedia traffic in a network. Our multimedia architecture makes it possible to efficiently transmit and view multimedia content over current and future wired or wireless networks. We anticipate marketing the Efficiency Engine™ to wireless carriers, device manufacturers and content providers.

•	BLUEFUEL™ VIDEO — video compression software for multimedia applications. The software will enable the delivery of multimedia content faster and more efficiently than other methods available today. The BlueFuel™ Video software will offer content on existing and next generation devices in smaller file sizes and at faster speeds than prevailing technologies. Because of its efficiency, mobile handsets will be optimized to deliver exceptional video quality — even with low-bandwidth connection speeds — while at the same time conserving battery power. We have developed a prototype of BlueFuelTM Video, which we demonstrated at the CTIA wireless information technology and Internet show held in San Diego in mid-September 2001. We anticipate marketing BlueFuel™ Video, in conjunction with wireless carriers and manufacturers of cell phones and PDAs, primarily to content providers.

•	BLUEFUELTM IMAGE — software enabling image applications on mobile phones and other wireless devices. We performed a public, over-the-air demonstration of the BlueFuelTM Image module, downloading and displaying high quality sports images using between four and seven kilobits per second of bandwidth on the Verizon CDMA network downloaded from our server, in mid-September 2001.

•	BLUEFUEL™ CREATE — a content creation tool designed specifically for optimized user experience for specific types of devices in both the wired and wireless market. Blue Fuel™ Create will run primarily in a PC environment and take advantage of the Efficiency Engine’s™ operating environment to provide content for devices on both wired and wireless networks. In addition, a subset of BlueFuel™ Create may be available in specific devices to take advantage of content compression within the device. This creation tool will support our proprietary technology as well as industry standard formats. We anticipate marketing BlueFuel™ Create to content providers.

•	BLUEFUEL™ SERVER — our multimedia streaming server, designed for optimized delivery over wired and wireless networks. This server will utilize our Efficiency Engine™ operating environment to serve content to both wired and wireless end-user devices. Our server will support our BlueFuelTM multimedia architecture as well as industry standard formats. We anticipate marketing BlueFuel™ Server to content providers, wireless portals and wireless carriers.

•	BLUEFUEL™ PLAYER — BlueFuel™ Player software will be designed for wireless, PC and handheld devices. BlueFuel™ Player will be optimized to support content created and served with BlueFuel™ Create and BlueFuel™ Server, utilizing the Efficiency Engine™ framework. In addition, BlueFuel™ Player will support content provided from third party servers and support REAL and MPEG4 formats. We anticipate marketing BlueFuel™ Player to manufacturers of cell phones and PDAs.

      We are presently focusing our product development resources on adapting or “porting” BlueFuel™ to the Qualcomm BREW platform. Nuances in device manufactures’ products make it necessary to adapt our technology to their hardware or software platforms. The porting process can be as simple as compiling our software code to run in a specific environment; other times, it can be more involved. The BREW porting effort is expected to consume the majority of our technical and business development resources through the balance of 2001. We anticipate that the first version of the BlueFuel™ Efficiency Engine™ will be available during the fourth quarter of 2001. We are targeting commercial release of BlueFuel™ Video solution (including BlueFuel™ Player, BlueFuel™ Create and BlueFuel™ Server) in the first quarter of 2002. In parallel with this effort, we are dedicating additional resources to define, develop and execute a beta/field trial for BlueFuel™ Video to support our internal development efforts and begin to develop market awareness of the BlueFuel™ product suite. This beta/field trial is planned for the fourth quarter of 2001. We are pleased with the results of our internal testing of the prototypes of the BlueFuelTM Video and BlueFuelTM Image modules.

      The Company is currently targeting Symbian OS as the next wireless operating system or platform to which to adapt or port BlueFuelTM. Symbian OS is an applications platform, developed by Ericsson, Nokia, Motorola, Panasonic and Psion PLC, for wireless devices using the GSM air interface network, which is predominant in Europe. This will require focused engineering resources to execute. We are targeting commercial release of products ported on this platform in the second quarter of 2002.

      We expect that the commercial versions of the BlueFuelTM product suite will be completed and deployed in the time, and will perform in the manner, anticipated. However, in the past Summus, Ltd. has experienced delays in the release dates of certain of its software products and upgrades of such products, including certain modules that were to comprise MaxxSystem. As a result, we can provide no assurances that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner.

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

      In addition to our mobile and wireless focus, we are also currently exploring applications of our complex imaging and object recognition technologies in the medical sector. Our current focus is on computerized medical diagnosis solutions for the anatomical pathological (AP) market. In August 2000, Summus, Ltd. entered into a master consulting agreement with ADLabs, Inc. As a result of its relationship with ADLabs, Summus, Ltd. realized that its complex imaging and object recognition technologies could be adapted to have application in the AP market. To move ahead with the adaptation of the Company’s existing technology for this market, the Company will likely seek to enter into a joint venture or other partnering relationship with a company in this industry. No prediction can be presently made as to the date by which the Company’s technology will be adapted for commercial deployment in the AP market.

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

Research and Development

      The market for our services is, and is likely to remain, characterized by rapid technological change and evolving industry standards, making timely product innovations critical. The introduction of products embodying new technology and the emergence of new industry standards could render existing products obsolete and unmarketable. We believe that our future success will depend on our ability to provide software and technologies to meet specific market demands, license and/or develop and market new products and enhancements to existing products on a cost-effective and timely basis in response to customer requirements, as well as market trends and demand. Accordingly, our business plan provides for us to continue to invest significantly in research and development. As of September 30, 2001, we had 21 employees engaged in research and development. Research and development currently represents 61% of our work force and 34% of our operational expenses.

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

Employees

      As of September 30, 2001 we had 36 full-time employees, including 5 in marketing and sales, 21 in research and development and 10 in corporate operations and administration. We also have engaged eight consultants, five in marketing, two in product development and one in operations. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

RISK FACTORS

•   We have incurred substantial losses, expect to incur losses in the future and may never achieve profitability.

      The Company has incurred net losses throughout the periods covered by the financial statements included in this annual report on Form 10-K. For the years ended December 31, 2000 and 1999, the Company had net losses of $11,451,281 and $8,846,980, respectively. As of December 31, 2000, the Company had an accumulated deficit of $23,414,113 and a working capital deficit of $3,727,660. With the foregoing in mind, the Company’s auditors have included in their report on the Company’s financial statements an explanatory paragraph which expresses substantial doubt about the Company’s ability to continue as a going concern.

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

      We will need to increase significantly our revenues to achieve and maintain profitability. If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability. With the foregoing in mind, our auditors have included in their report on the Company’s financial statements as of and for the year ended December 31, 2000, an explanatory paragraph which expresses substantial doubt as to our ability to continue as a going concern.

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

      As of June 30, 2001, we had approximately $5.2 million of accounts payable, accrued expenses, notes payable and capital lease obligations and were in default in the aggregate amount of $1.1 million with certain of our vendors, none of which are supplying products or services critical to current product development focus. As of September 30, 2001, the Company had entered into settlement agreements or arrangements with approximately 30 of its vendors, for which the Company owed roughly $1.5 million, under which such vendors have agreed to the Company’s payment of less than the amounts due, the extension of payment terms by between 9-18 months and/or the satisfaction of the amounts due through a combination of cash and stock. In addition to our indebtedness to vendors, we are also delinquent in the payment of amounts due legal and other advisors. There can be no assurance that our vendors and advisors will be willing to agree to any concessions or that we will be able to generate sufficient funds to satisfy our debts.

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

•   With the divestiture of Douglas May & Co., Inc. and our MaxxSystem-based rich media direct service offering, the business operations of the Company that remain are entirely that of Summus, Ltd. at the time of the Summus, Ltd. asset acquisition. A significant percentage of Summus, Ltd.’s revenue stream in recent years has been derived from agencies of the U.S. government. If the U.S. government uses less of our services or terminates its relationship with us, our revenues could decline substantially and our business could be harmed.

      We have recently divested ourselves of our “rich media direct” business, which includes Douglas May & Co., Inc. As a result, our continuing business operations consist of that of Summus, Ltd. at the time of the Summus, Ltd. asset acquisition. In the years ended December 31, 2000 and 1999, 60% and 76%, respectively, of Summus, Ltd.’s revenues were derived from agencies of the U.S. government, principally the Department of Defense. We believe that government projects are likely to continue to account for a significant portion of our revenues for the foreseeable future.

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

•   Under the terms of his executive employment agreement, we granted Dr. Bjorn Jawerth, our Co-Chief Executive Officer and Chief Scientist, a license to make and use new technology developed during the 12-month period following the Summus, Ltd. asset acquisition, subject to his fiduciary duties as a director and/or officer of the Company.

      In connection with the Summus, Ltd. asset acquisition in February 2001, we entered into an executive employment agreement with Dr. Bjorn Jawerth. For a more complete description of the terms of that employment agreement, see Item 11. “Executive Compensation — Employment Agreements.” Under the terms of the employment agreement, we granted to Dr. Jawerth a personal, non-exclusive, non-transferable worldwide license, without the right to sublicense, to make and use “New Technology” (as defined in the Company’s Inventions Awards Plan) that is developed at any time during the 12-month period beginning on February 16, 2001, the closing date of the Summus, Ltd. asset acquisition. The Inventions Awards Plan defines “New Technology” as “enhancements or new methods involving the business of the Company and developed by any of the eligible employees and owned by the Company, that generate revenue for the Company. New Technology does not include existing technology of the Company or technology from Summus, Ltd.”

      Dr. Jawerth’s rights under this license are subject to his fiduciary duties as a director and officer of the Company and to his obligations under the non-compete provisions of the employment agreement, which have a duration of 18 months following the termination of the employment agreement for any reason. This license will terminate twelve months after the closing of the asset acquisition or such later date as may be determined by the Board of Directors, excluding Dr. Jawerth. If the Company ceases to be a going concern prior to the termination of the license, the license will be perpetual and will include the rights to sell products and services using the new licensed technology and the right to sublicense. In view of the foregoing and particularly in light of the Company’s financial condition, Dr. Jawerth may have certain conflicts of interest with respect to the development of new technology. Should Dr. Jawerth take any actions that we perceive to be inconsistent with or in breach of his fiduciary duties as an officer or director of the Company, the members of the Board of Directors other than Dr. Jawerth will take actions deemed appropriate and consistent with applicable law. However, we have no established policies or procedures with respect to such matters.

      In addition, if the Company were to cease to be a going concern, its liquidation value would likely be diminished because, though the technology subject to this license is proprietary to the Company, Dr. Jawerth’s license may reduce the value of such technology upon liquidation.

•   The Company has issued equity securities for consideration or, in the case of stock options, with exercise prices below market value which has resulted and will result in the recording of compensation expense and, in turn, an increase in our net losses.

      In the year ended December 31, 2000, Summus, Ltd. awarded stock options to its employees and directors exercisable for 1,613,838 shares of its common stock at exercise prices below market value on the date of grant. Summus, Ltd. issued 53,401 shares of its common stock in 1999 for consideration less than the market value of such shares at the time of issuance. For the years ended December 31, 2000 and 1999, Summus, Ltd. incurred compensation expense related to the stock option grants and share issuances in the amount of $3,106,472 (of which $2,127,962 was amortized to expense) and $2,670,050, respectively. In light of the accounting for the Summus, Ltd. asset acquisition, the issuance by Summus, Ltd. of these stock options will result in the recording of compensation expense and an increase in the net loss of the Company.

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

      Of the 36,056,030 shares of our common stock outstanding as of September 30, 2001, an aggregate of 26,775,525 shares are freely tradable without restriction in the public market unless the shares are held by “affiliates,” as that term is defined in Rule 144(a)(1) under the Securities Act of 1933. This includes the 20,218,733 shares of common stock issued in connection with the Summus, Ltd. asset acquisition. The terms of the asset purchase agreement governing this transaction include a “market stand-off” provision under which the Summus, Ltd. shareholders who received shares of the Company’s common stock in the transaction have agreed to a limitation in the number of shares that may be sold during the twelve-month period following the closing of the transaction (which occurred February 16, 2001). Specifically, only 1.5% of the shares held by any such shareholder may be sold or otherwise disposed of in public market transactions in each of the third through twelfth months following the closing. This restriction does not, however, apply to an indeterminate number of shares issued to Dr. Bjorn Jawerth and his ex-spouse equal in value to $2.5 million and $1.0 million, respectively. Upon the first anniversary of the closing, there will be no contractual restrictions on the sale or disposal of any of the shares issued in the transaction.

      In addition, as of September 30, 2001, there were outstanding warrants to purchase 7,103,144 shares of the Company’s common stock and options to purchase 4,637,733 shares of the Company’s common stock, 2,047,241 of which were fully vested.

      In accordance with registration rights that we have granted to various individuals and entities, we are obligated to register approximately 14.5 million shares of our common stock, including shares underlying warrant agreements, for public resale. We intend to file a registration statement on Form S-1 to register any and all shares for which the holders seek to have covered by such registration statement as soon as reasonably practicable. Further, we may be obliged to grant registration rights in connection with future issuances of securities providing for accelerated entry into the marketplace of such securities.

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

\

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

      The interest of management in our common stock could conflict with the interest of our other shareholders. As of September 30, 2001, our executive officers and directors beneficially own, on a fully-diluted basis (but exclusive of the 2,000,000 shares of common stock, on an as-converted basis, held in escrow under the terms of the asset purchase agreement by which HSNS acquired the assets and operations of Summus, Ltd.), an aggregate of approximately 37% of our outstanding shares of common stock. As a result, our executive officers and directors will be able to exercise greater control over the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control, and make some transactions more difficult or impossible without the support of these shareholders, including proxy contests, mergers, tender offers, and open-market share purchase programs that could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price for shares of our common stock, which, in turn, could reduce the market price of such shares.

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

Item 2.  Properties.

      Our principal executive offices are located at 434 Fayetteville Street Mall, Suite 600, Raleigh, North Carolina 27601. We occupy an aggregate of 19,100 square feet of leased space at such location under two leases. A lease for 17,189 square feet, representing the principal executive offices of Summus, Ltd. prior to the Summus, Ltd. asset acquisition, expires on October 31, 2005. The current annual base rent for such space is approximately $267,000 and will increase to approximately $313,000 by the last year of the term. We are obligated to pay additional rent in the amount of roughly $5,900 per month for the seven month period beginning May 1, 2001. The additional rent is for a buildout of this office space in March 2000. We also lease 1,911 square feet of space in the same office building, representing the space occupied by HSNS prior to the combination. The lease term expires on October 31, 2005. The current annual base rent for this space is approximately $33,400. We are obligated to pay additional rent in the amount of roughly $2,000 per month for the 24-month period beginning August 1, 2001. The additional rent is to be paid in connection with our termination of the lease of approximately 4,900 square feet of office space at this location.

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

TRADING HISTORY OF OUR COMMON STOCK

2001	Low	High

First Quarter	$2.500	$4.300

Second Quarter	$2.500	$5.750

Third Quarter	$1.300	$4.500

2000	Low	High

First Quarter	$6.750	$31.875

Second Quarter	$3.000	$13.250

Third Quarter	$3.938	$7.438

Fourth Quarter	$1.300	$6.900

1999	Low	High

First Quarter	$1.000	$6.250

Second Quarter	$1.125	$4.875

Third Quarter	$1.500	$6.625

Fourth Quarter	$2.688	$17.50

Holders

      As of September 30, 2001, we had 350 record holders of our common stock. This number does not include the number of persons whose shares of common stock are held in nominee or in “street name” accounts through brokers. As of such date, 36,056,030 shares of common stock were issued and outstanding. An additional 7,103,144 and 4,637,733 shares of common stock were subject to outstanding warrants and options, respectively.

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

Shares Eligible for Future Sale

      Of the 36,056,030 shares of common stock outstanding as of September 30, 2001, an aggregate of 26,775,525 shares are freely tradable without restriction in the public market unless the shares are held by “affiliates,” as that term is defined in Rule 144(a)(1) under the Securities Act of 1933. For purposes of

Rule 144, an “affiliate” of an issuer is a person that, directly or indirectly through one or more intermediaries, controls, or is controlled by or is under common control with, the issuer. The freely tradable shares consist of:

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

      In addition to sales pursuant to Rule 144, we have issued approximately 14.5 million shares of our common stock, including shares underlying warrants, with registration rights requiring us to offer to the holders of these shares the opportunity to have their shares included in a registration statement that we may file with the SEC under the Securities Act of 1933. We intend to file a registration statement on Form S-1 to register any and all shares for which the holders of such shares seek to have covered by such registration statement as soon as reasonably practicable after resolving all comments of the staff of the Securities and Exchange Commission with respect to this annual report on Form 10-K for the year ended December 31, 2000.

Recent Sales of Unregistered Securities.

      From January 1, 1998 through September 30, 2001, the Company issued an aggregate of 52,817,334 shares of its common stock to approximately 279 persons, 2000 shares of its Series A convertible preferred stock to three persons and 6,000 shares of its Series B convertible preferred stock to 50 persons. These securities were not registered under the Securities Act of 1933. Except as noted below, the issuances of the securities described below were issued in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities, except for those issued in reliance upon Rule 504 of Regulation D, promulgated under the Securities Act, are deemed to be “restricted securities” as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

     Stock Issuances in Connection with Acquisitions

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

     Stock Issuances for Cash/Satisfaction of Indebtedness

      In August 1998, HSNS issued an aggregate of 3,766,600 shares of common stock for average consideration of $0.084 per share, to 8 investors, consisting of 2,446,000 shares issued to Mr. Rene Hamouth, HSNS’s sole director and officer at the time, and the Hamouth Family Trust, 1,1100,000 shares to StoneLeigh Ltd., an affiliate of Mr. Richdale, and aggregate of 220,000 shares to five other unaffiliated investors, (i.e., Mike Pruit, Jule Berar, Clair Calvert, Virtual Realty Mall, Inc. and Catherine Cox). The total consideration received for these shares was $317,000. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

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

      From February to April 1999, HSNS issued an aggregate of 338,188 shares of its common stock to 15 unaffiliated investors (Joel Holt, Joe Pacifico, Tom Godfrey, D. Mark White, First Southwest, C. Dawkins, Greg Thompson, OL Thompson, N. Maero, John D. Allen, Jerry Wilhite, Rene Hausen, D.L. and J.P. Smith, J. Walsh and J & L Nadelman) for a price per share ranging from $1.00 to $2.50 and aggregate consideration of $347,500. The issuance of these securities was deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 504 of Regulation D.

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

      In November and December 2000, HSNS issued an aggregate of 861,777 shares of our common stock to 38 investors (all of whom were “accredited investors,” as defined in Rule 501(a) of Regulation D) for a price ranging from $1.38 to $3.00 per share, and issued warrants to purchase, at an exercise price of $4.00 per share, an additional 697,540 shares of HSNS’s common stock, for aggregate consideration of $1,777,554. Each warrant has a term of five years. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D. The names of the purchasers and the number of shares purchased are as follows:

Name of Purchaser	Number of Shares

James D. Bailey & Eleanor M. Bailey JT TEN	12,000

John R. Bako	8,334

William B. Bandy	40,000

Brian Boxer	20,000

Hendrika Braam & Franke N.I. Scheper	27,500

Douglas J. DeDecker	12,000

Benjamin R. Densieski TTEE	10,000

James Markham Edson and Lynn M. Edson JT TEN	10,000

Patrick Fromer	8,000

Clayton Garmon	2,500

David Gleason	10,000

Bruce Goldfarb	29,348

Lanny & Diana Grissom JT TEN	72,464

Boyd A. Guard	1,000

Neal Guenther & Nancy Jablonski	25,000

Pascal Hazeleger	100,000

Mark D. Henrikson	8,334

Keith L. Kaat	30,000

James Kapral	10,000

Joseph M. Leho	10,000

Pat E. McCoy	8,000

Steve Wayne McDowell	3,500

Larry McKenzie	20,000

Robert L. Nicholson	10,000

Richard W. Nuckols	36,232

Charles T. Olsen	21,600

Randall S. Pond & Susan Pond	12,000

Rainwater Enterprises Ltd. Defined Benefit Plan	72,464

Jerry Robbins	8,334

Clayton J. Roberts	8,334

Michael Spickard	2,334

H. Randolph Straughan III	8,500

Karl Striegal	25,000

Peter van der Meij	100,000

Darryl J. Verduin	10,000

Michael Veselak	10,000

Gomar Vijverman	50,000

Martha R. Wade	9,000

      From January 1, 2001 to March 31, 2001, the Company issued an aggregate of 642,251 shares of common stock to 36 accredited investors, all unaffiliated with the Company, for a price per share ranging from $2.50 to $3.00, and issued warrants to purchase, at an exercise price of $3.50 to $4.00 per share, an additional 1,284,502 shares of common stock, for aggregate consideration of $1,829,757. The names of the purchasers and the number of shares purchased are as follows:

Name of Purchaser	Number of Shares

James D. Bailey	14,000

Richard Baumgartner	8,333

Robert Bell	25,000

James L. Bonds	10,000

Richard W. Bonenberger	16,667

Robert Bonenberger	16,667

Brian Boxer	10,000

David C. Cox	10,000

D&R Holding, Co. L.L.C.	10,000

Douglas J. DeDecker	15,800

Christopher V. Devone	10,000

Francis L. Ehling & Lorraine E. Devone JT TEN	8,334

Isabel R. Ellis	9,000

I. James Folds	10,000

Bruce Goldfarb	100,000

Halifax Estate Limited Partnership	22,785

John Hinton	8,333

Neal Guenther & Nancy Jablonski	95,000

Marion and Dorothy J. Jablonski	25,000

Stanley W. Jablonski	20,000

Keith L. Kaat	25,000

Joseph M. Leho	10,000

Gregory A. Lynch & Janet L. Lynch JT TEN	10,000

Steve Wayne McDowell	5,000

Larry McKenzie	10,000

Ronald Brien Moore	10,000

Robert L. Nicholson	10,000

Eric Raeber	30,000

Clayton J. Roberts	3,333

Larry B. Shook	10,000

Rodney Spielman	10,000

John Stephanus	8,333

Michael M. Spickard	5,666

Harvey Underwood	10,000

Richard L. & Delores R. Vanstory	30,000

James A. Zacher	10,000

      From April 1, 2001 to June 30, 2001, the Company issued an aggregate of 636,421 shares of common stock to 37 accredited investors (all of whom were unaffiliated with the Company) for a price per share ranging from $2.00 to $4.25, and issued warrants to purchase, at an exercise price of $3.50 to $5.25 per share, an additional 1,316,364 shares of common stock, for aggregate consideration of $1,711,630. In connection with the issuance of these shares, the Company issued 8,194 shares of its restricted common stock, as commissions, to the placement agents involved in such sales. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D. The names of the purchasers and the number of shares purchased are as follows:

Name of Purchaser	Number of Shares

John R. Bako	1,666

William B. Bandy	20,000

Thomas Bivens	16,000

John Bodolay	20,000

Sharon L. Cimino	10,000

Doug Cline	30,000

Douglas J. DeDecker	5,000

Christopher V. Devone	8,334

Donald R. Duffy	10,000

Herbert E. Fitzgerald III	10,000

Suzanne Harris Gilbert	40,000

Gregory E. Gilbert	10,000

David Gleason	8,333

Bruce Goldfarb	50,000

Lanny Grissom and Diana Grissom JT Ten	48,000

Neal Guenther and Nancy Jablonski	80,000

Marion and Dorothy J. Jablonski	20,000

Stanley W. Jablonski	30,000

Jamack L.P.	7,125

R. Michael Johns & Debra Lee Johns	5,000

James Kapral	5,000

Joseph M. Leho	10,000

Raymond C. Marvel	6,500

Pat E. McCoy	15,500

Robert L. Nicholson	5,000

Charles T. Olsen	3,000

Rocco Swank Piscazzi	10,000

Randall S. Pond & Susan Pond	12,000

Scott M. Schneider	10,000

Belvin G. Smith	20,000

Jesse J. Stafford & Emogene L. Stafford	10,000

John Stephanus	16,667

H. Randolph Straughan III	5,000

Richard G. Ward	33,333

Herbert I. White	10,000

Alfred Williams & Co.	11,433

Lewis M. Wrenn, Jr.	23,530

      In May 2001, the Company issued 2,000 shares of its common stock to Robert Thompson upon his exercise of an outstanding stock option. The Company received $500 in proceeds from the exercise of the stock option.

      From July 1, 2001 to September 30, 2001, the Company issued an aggregate of 1,125,857 shares of common stock to 36 accredited investors (all of whom were unaffiliated with the Company) for a price per share ranging from $1.80 to $3.00, and issued warrants to purchase, at an exercise price of $2.50 to $4.00 per share, an additional 2,504,714 shares of common stock, for an aggregate consideration of $2,214,300. In connection with the issuance of these shares, the Company issued 1,350 shares of its restricted common stock as commissions to the placement agent involved in such sales. These shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D. The names of the purchasers and the number of shares purchased are as follows:

Name of Purchaser	Number of Shares

James D. Andrews	5,000

James N. Ashby	5,000

James D. Bailey & Eleanor M. Bailey JT TEN	6,500

William B. Bandy	30,000

Thomas Bivens	28,278

James L. Bonds	12,500

Richard W. Bonenberger	137,500

Robert Bonenberger	77,500

Gerald Brink & Pamela A. Vancil	25,000

C.E. Bryant, Jr.	100,000

Jennifer Catano	1,300

Gina M. Cimino	166,667

David C. Cox	5,000

D&R Holding, Co. L.L.C.	15,000

Douglas J. DeDecker & Lorna Trowbridge	5,000

Christopher V. Devone	5,000

Herbert E. Fitzgerald III	12,500

The Great Commission	55,556

Gregory E. Gilbert	10,000

Neal Guenther and Nancy Jablonski	92,000

Henk Hazeleger	17,000

Mark O. Henrikson	12,000

Marion and Dorothy J. Jablonski	27,500

R. Michael Johns & Debra Lee Johns	5,000

C.W. McDonald	50,000

Larry McKenzie	32,500

Eric Raeber	70,000

Clayton J. Roberts	5,000

Ronald Johnson	5,000

Richard J. & Rita M. Seifert	55,556

Richard G. Singer	20,000

John Stephanus	25,000

H. Randolph Straughan III & Diana K. Straughan JT TEN	6,000

     Issuances of Convertible Debentures/ Underlying Shares of Common Stock

      Between February 1, 1999 and August 18, 1999, HSNS issued 8.0% convertible debentures in the aggregate principal amount of $2,655,749 ($2,157,999 to Mr. Richdale and his affiliates) to 11 investors (i.e., Darlene Beck, John Minton, Mike Bissell, Joe Pacifico, Tom Godfrey, William D. Glycenfer, Bradford Richdale, Ormond Trust, StoneLeigh Ltd., Williston UBOT, Joseph Repko). Debentures in the aggregate principal amount of $2,097,109 were issued to Mr. Richdale and his affiliates in partial consideration for his cash payment, on HSNS’s behalf, of virtually all of the first three cash payments of $750,000 each due Summus, Ltd. under the February 1999 Marketing License Agreement. The other $497,500 in principal amount of debentures was sold to 6 individual investors, two of whom had previously made small investments in HSNS’s common stock.

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

  Stock/Option Issuances to Directors, Officers and Employees

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

Item 6.  Selected Financial Data.

      On February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended. In legal form, the transaction was effected by HSNS issuing shares of its common and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd. As explained in the “Explanatory Reference” on page 1 of this registration statement on Form 10, the Summus, Ltd. asset acquisition has been accounted for as a capital transaction, accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd. are, for accounting purposes, deemed to be those of the Company. However, in view of the significance of Summus, Ltd.’s equity interest in HSNS prior to the transaction. HSNS’s audited financial statements for the three years ending December 31, 2000, are included in this annual report on Form 10-K.

      Summus, Ltd.’s financial statements for the year ended December 31, 1999, have been restated. All financial information included in this registration statement on Form 10 reflects the restatements. For a discussion of the restatements, see Summus, Ltd.’s financial statements and related notes included elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      The following selected historical annual financial data has been derived from the financial statements of Summus, Ltd. (notwithstanding that such selected historical annual data has been labeled as that of HSNS). The financial statements as of and for the years ended December 31, 1999 and 2000, have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere in this annual report on Form 10-K for the year ended December 31, 2000, which includes an explanatory paragraph which expresses substantial doubt about the Company’s ability to continue as a going concern. Summus, Ltd.’s financial statements as of and for the year ended December 31, 1998 have been audited by Bauknight Pietras & Stormer, P.A., independent auditors, as indicated in their report included elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited financial statements and notes, which are contained elsewhere in this annual report on Form 10-K for the year ended December 31, 2000.

      We have presented all amounts, except “per share” amounts, in dollars.

HIGH SPEED NET SOLUTIONS, INC.

SELECTED FINANCIAL DATA

	Year ended December 31

	1996	1997	1998	1999	2000

Revenues	$658,591	$606,633	$556,638	$515,216	$1,068,658

Costs of revenues	339,724	528,346	271,701	281,254	398,326

Selling, general and administrative expenses	271,284	342,833	2,720,152	3,797,067	6,221,362

Non-cash compensation	—	—	—	2,670,050	2,127,962

Research and development	—	—	421,685	1,356,686	1,119,333

Operating loss	(12,417)	(264,546)	(2,856,900)	(7,589,841)	(8,798,325)

Other income (expense):

Gain on sale of stock of equity investee	—	—	—	2,314,390	3,680,065

Participation in loss of equity investee	—	—	—	(3,447,110)	(6,356,932)

Loss on disposal of assets	(19,224)	(262)	(9,869)	(119,180)	—

Interest income (expense), net	(4,951)	(15,617)	(14,455)	(5,239)	23,911

Total other income (expense)	(24,175)	(15,879)	(24,324)	(1,257,139)	(2,652,956)

Loss from continuing operations	(36,592)	(280,425)	(2,881,224)	(8,846,980)	(11,451,281)

Loss from operations of discontinued Rich Media Direct business	—	—	—	—	—

Loss on disposal of Rich Media Direct business	—	—	—	—	—

Net loss	$(36,592)	$(280,425)	$(2,881,224)	$(8,846,980)	$(11,451,281)

Net loss applicable to common shareholders:

Net loss	$(36,592)	$(280,425)	$(2,881,224)	$(8,846,980)	$(11,451,281)

Preferred stock dividends	—	—	—	—	—

Net loss applicable to common shareholders	$(36,592)	$(280,425)	$(2,881,224)	$(8,846,980)	$(11,451,281)

Per Share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(.001)	$(0.09)	$(0.09)	$(0.27)	$(0.35)

Loss applicable to common shareholders from discontinued operations	—	—	—	—	—

Net loss	$(.001)	$(0.09)	$(0.09)	$(0.27)	$(0.35)

Weighted average shares of common stock outstanding giving effect to the recapitalization	31,768,177	31,768,177	32,581,200	32,820,110	32,958,803

	December 31

	1996	1997	1998	1999	2000

Balance Sheet Data:

Cash	$66,108	$11,819	$137,038	$647,704	$208,495

Total Assets	479,588	441,128	726,764	7,382,646	1,406,271

Total Shareholders Equity (Deficit)	246,297	(302,033)	316,828	3,345,692	(4,653,812)

      As explained in the “Explanatory Reference” on page 1 of this annual report on Form 10-K, the Summus, Ltd. asset acquisition has been accounted for as a capital transaction, accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd. are, for accounting purposes, deemed to be those of the Company.

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

Overview

     Acquisition of Marketers World, Inc./ Brad Rich Direct, Inc.

      HSNS was originally incorporated in 1984 under the name of EMN Enterprises, Inc. EMN Enterprises remained a non-operating shell company until August 1998. In August 1998, EMN Enterprises acquired all the assets (with a book value of $495,259) and assumed the liabilities (in the amount of $75,000) of Marketers World, Inc., a private company that intended to engage in leasing computer systems to businesses and performing related services. Upon acquiring the Marketers World assets, EMN Enterprises changed its name to Zzap.net.inc. Marketers World received 10,000,000 shares of EMN Enterprises’ common stock in the transaction, of which EMN Enterprises issued 9,275,000 shares and Mr. Rene Hamouth, the then President of EMN Enterprises, transferred 725,000 shares. Upon distribution of the shares received in the transaction by Marketers World, Ormont Trust, an affiliate of Mr. Richdale, held a controlling interest in EMN Enterprises. At the time of the transaction, EMN Enterprises had no assets or liabilities and, accordingly, the transaction was accounted for as a recapitalization of EMN Enterprises. As such, the shares of EMN Enterprises’ common stock issued in the transaction were not valued and, consequently, no goodwill was recorded.

      In September 1998, Zzap.net.inc. issued a total of 1,000,000 shares of its common stock in partial consideration for all the issued and outstanding shares of Brad Richdale Direct, Inc. (“BRD”). Of the shares issued in the transaction, 775,000 shares were issued to Ormond Trust, valued at $77,500, and 225,000 shares were issued to Michael Cimino, the then President of both BRD and Zzap.net.inc, in consideration for services rendered. The primary purpose of this transaction was to obtain licensing and marketing rights, held by BRD, to certain products under development by Summus, Ltd.

      Organized in 1991, Summus, Ltd. had focused its operations on contract engineering and research and development for U.S. government agencies, principally the Department of Defense. Its government contract work included battlefield and armament imaging and object recognition, real-time imaging form vehicles over limited bandwidth private radio systems, and application of its wavelet-based technology to space programs. Summus, Ltd. developed its expertise in wavelets, a field of mathematics, through its founder, Dr. Bjorn Jawerth, and through ten years of government research work. In 1998, Summus, Ltd. commercialized some of its technology through packaged software sales of initial versions of its Wavelet Image and Photo ID Software Developers Kits (SDKs) and the licensing of its video e-mail product. Summus, Ltd. realized revenues in 1998 in the aggregate amount of $246,483 from the sale and licensing of these products.

      By year-end 1998, Zzap.net.inc., in part because of its limited financial resources, determined to discontinue the operations of the former Marketers World business. Coincident with that decision, Zzap.net.inc. changed its name to High Speed Net Solutions, Inc.

     Business Relationships between HSNS and Summus, Ltd.

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

     The HSNS Acquisition of Summus, Ltd.’s Assets and Operations

      On February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended (the “Asset Purchase Agreement”).

      From Summus, Ltd.’s perspective, the primary business purpose of entering into the transaction with HSNS was to provide a vehicle for raising capital. Summus, Ltd. was at a stage in its development where it required additional financing or needed to combine with another entity in order to finance its business and realize its other objectives. Entering into the Asset Purchase Agreement became the most logical course of action to provide financing to Summus, Ltd. and accomplish other key objectives in view of, among other things, the following:

•	Summus, Ltd. already had a substantial equity interest in HSNS. In fact, the transaction provided both companies the opportunity to capitalize on investments they previously made in each other. Prior to the combination, Summus, Ltd. owned approximately 27.6% of HSNS on a fully-diluted basis and HSNS owned approximately 14% of Summus, Ltd.

•	HSNS had had success in raising equity capital through private placements or other types of fund-raising, notwithstanding its own limited financial resources and unprofitable operations. This caused Summus, Ltd.’s management to believe that the Company (that is, the post-transaction company) would be able to continue to have success in raising capital.

•	HSNS was in the process of seeking to register its common stock under Section 12 of the Securities Exchange Act of 1934 for purposes of having its stock made eligible for quotation on the OTC Bulletin Board. This offered the potential for future liquidity in such stock.

•	The consideration to be received in connection with the transaction was deemed to represent the highest value among the options considered and, thus, in the best interests of Summus, Ltd. and its shareholders, and allowed Summus, Ltd. to maintain continuity in management and strategic direction; and

•	The transaction of the two companies offered the potential to create more growth opportunities for the Company based on the expected enhanced access to capital resources.

      In addition, Summus, Ltd. evaluated potential financing alternatives other than a transaction with HSNS. Nearly every institutional investor contacted declined to make an investment in Summus, Ltd. due to its significant ownership interest in HSNS, a publicly-held company.

      Based on the foregoing, Summus, Ltd. concluded that the transaction with HSNS was the most practical solution to its financing and growth needs.

      Prior to the closing of the transaction, Summus, Ltd. was the largest shareholder of HSNS. It owned 8,217,781 shares (33.2%) of HSNS’s common stock, approximately 27.6% on a fully diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in HSNS increased to 20,593,352 shares (55.5%) of HSNS’s common stock on an as-converted basis, approximately 53.1% on a fully-diluted basis.

      The Asset Purchase Agreement contemplates that Summus, Ltd. will liquidate following the completion of its distribution of HSNS’s securities received in the transaction to the shareholders of Summus, Ltd. On March 13, 2001, Summus, Ltd. distributed certain of the shares of HSNS’s common stock received in the transaction to the shareholders of Summus, Ltd. in accordance with their pro rata interests; the balance of such shares was distributed in mid-July 2001.

      In legal form, the transaction was effected by HSNS issuing shares of its common and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd. The consideration paid by HSNS to acquire the assets of Summus, Ltd. is described below:

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

      In addition to the items described above, the terms of the Asset Purchase Agreement provided for HSNS’s assumption of approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. were cancelled upon the closing of the transaction.

      Initially, the transaction was recorded as a business combination under the guidance of Accounting Principles Board Opinion No. 16 (APB 16), “Business Combinations” because, among other reasons:

•	HSNS acquired all the operating assets and liabilities of Summus, Ltd.;

•	each of HSNS and Summus, Ltd. were operating entities at the time of the closing of the transaction; and

•	Summus, Ltd. was (and is) to be liquidated following its distribution of the equity securities of HSNS received in the transaction.

Under APB 16, the transaction was also accounted for as a “reverse acquisition” in which Summus, Ltd. was treated as the accounting acquirer; HSNS, the acquired corporation. Summus, Ltd. was considered the accounting acquirer in the transaction because Summus, Ltd. received shares of HSNS’s common stock and other equity securities, to be distributed to the Summus, Ltd. shareholders, representing the largest portion of the voting interests in HSNS.

      At the time the determination was made to account for the transaction as a business combination, we considered an alternative accounting treatment: accounting for the transaction as a capital transaction, accompanied by a recapitalization. The more typical type of transaction for which this accounting treatment is deemed appropriate is the merger of a private operating company into a non-operating public shell corporation with nominal net assets, with the owners and management of the private company having actual or effective operating control of the combined company after the transaction. We did not believe this was the most appropriate accounting treatment because HSNS (including its wholly-owned subsidiary, Douglas May & Co.) was an operating company, not a non-operating public shell corporation.

      We have since reassessed the appropriateness of accounting for the transaction as a capital transaction, accompanied by a recapitalization, in view of the particular facts and circumstances of this transaction, including:

•	Summus, Ltd.’s management evaluated the operating activities of HSNS, which, at the time the Asset Purchase Agreement was entered into, were primarily conducted through HSNS’s wholly-owned subsidiary, Douglas May & Co. However, the operating activities of HSNS, from Summus, Ltd.’s perspective, were an incidental consideration in its decision to enter into and consummate the transaction.

•	As noted above, Summus, Ltd.’s primary purpose in entering into the transaction was to provide a vehicle for raising additional capital through the acquisition of a majority interest in an entity (i.e., HSNS) whose common stock is publicly traded.

Considering these factors and the result of discussions with the staff of Securities and Exchange Commission, we have concluded that HSNS’s status as an operating company does not preclude accounting for the transaction as a capital transaction, accompanied by a recapitalization. Accordingly, we have determined that it is more appropriate to account for the transaction in this manner.

      By accounting for the transaction as a capital transaction, the transaction is effectively viewed as the issuance of stock by Summus, Ltd. in exchange for the cash of HSNS, accompanied by a recapitalization of Summus, Ltd. The accounting for the transaction is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

      Our change in the accounting for the transaction dictates a restatement of our financial statements as of and for the three month periods ended March 31, and June 30, 2001, as well as for the six month period ended June 30, 2001, to eliminate both the goodwill originally recorded in the transaction (in the amount of $27.5 million), and the amortization of the goodwill during the six months ended June 30, 2001 (in the amount of $3.4 million).

      As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of the Company. The equity accounts of Summus, Ltd. have been adjusted for a recapitalization to reflect the equity structure of HSNS, the legal acquirer. Specifically:

•	the historical shareholders’ equity of Summus, Ltd. prior to the transaction has been restated for the equivalent number of shares of HSNS common and Series B preferred stock, and other equity interests, received in the transaction after giving effect to any difference in par value of HSNS’s and Summus, Ltd.’s common stock, with an offset to additional paid-in capital;

•	the accumulated deficit of Summus, Ltd. has been carried forward after the transaction; and

•	loss per share for periods prior to the transaction have been restated to reflect the number of equivalent shares received by Summus, Ltd. in the transaction.

     Divestiture of Rich Media Direct Business

      Upon the consummation of the Summus, Ltd. asset acquisition on February 16, 2001, HSNS chose to focus primarily on Summus, Ltd.’s business plan at the time of the transaction because management perceived it had the potential to create greater shareholder value compared to the scope of HSNS’s business operations. In addition, the Company did not expect to have the fund-raising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. The Company’s management began a review to determine the appropriate course of action for its “rich media direct” business (including the operations of Douglas May & Co.) in light of the existing and anticipated funding constraints, but did not establish a plan to divest itself of this business.

      On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction, September 19, 2001, represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 (“APB 30”), for the disposition of the Company’s rich media direct business. Although the measurement date of the disposition occurred in the third quarter of 2001, the results of operations of Douglas May & Co. have been presented as discontinued operations in the Company’s statement of operations for the six months ended June 30, 2001 in accordance with the guidance of APB 30. For the period February 16, 2001 through June 30, 2001, the operations of Douglas May & Co. reflected approximately $267,000 in revenues and a net loss of $49,988. The carrying value of the assets of Douglas May & Co. was approximately $81,000 on June 30, 2001. The Company has recorded an estimated loss of $215,500 on this disposition for the six months ended June 30, 2001.

      Under the terms of the June 2000 share acquisition agreement, HSNS acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May on July 10, 2000. As partial consideration for the sale of Douglas May & Co. back to Mr. May, the Company has been released from its obligations with respect to two allotments of shares of HSNS’s common stock issued to Mr. May under the terms of the share acquisition agreement, specifically:

•	the obligation to repurchase one allotment of 87,498 shares of HSNS’s common stock for $576,000; and

•	the obligation to issue to Mr. May additional shares of HSNS’s common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date the Company acquired Douglas May & Co.

The release is expressly made conditional upon the Company not filing (or having filed against it) a petition in bankruptcy for a period of one year from the closing of the sale of Douglas May & Co. to Mr. May.

      Under the terms of the stock purchase agreement, Mr. May retains his option, issued under his now terminated employment agreement with HSNS, to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.50 per share, such options being exercisable over a ten-year term.

      In connection with the sale of the Company’s entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company’s MaxxSystem suite of software products developed in connection with the Company’s previously planned “rich media direct” service offering.

      The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, the Company has granted to this company a perpetual, non-exclusive, non-transferable license with respect to some of the Company’s core software technology for image, video compression and video streaming. The technology license agreement provides for the licensee’s payment to the Company of royalties, payable on a quarterly basis, equal to the greater of: (1) a percentage of the “net revenues” derived from the sale or license of end-user products using or incorporating the licensed technology or (2) specified minimum amounts. This royalty payment plan will remain in effect each year the agreement remains in effect. The agreement can be terminated by the licensee at any time following the first to occur of: (1) payment of $400,000 in royalty payments to the Company or (2) ninety days prior to the second anniversary of the agreement, provided that $400,000 in royalty payments have been received by the Company.

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

      Our strategy is to continue to work toward commercial release of our BlueFuelTM product line currently under development and to enter into business relationships and alliances with device manufacturers, content providers and cellular carriers to extend the reach of multimedia applications to wireless and mobile devices. It is our intent to license our technology and provide a framework to those with whom we enter into such relationships and alliances that will increase usage, sell devices and increase their customer base. A specific area of focus will be to identify targeted applications to drive “market pull” for our products. This will entail working with select content providers to develop applications that represent a high likelihood of early adoption by end-users. These applications will be offered to wireless carriers and mobile virtual network operators on a revenue-sharing basis. We believe that this represents a significant opportunity for the Company to develop an on-going service revenue model.

      Although we are in the process of building relationships with wireless and mobile device manufacturers, content providers and cellular carriers, we have not, as yet, entered into any revenue-generating contractual agreements with these parties, and have not, to date, executed any product orders for the BlueFuelTM product line currently under development. We recognize that a concern for our corporate viability and the related concerns regarding our lack of financial resources and ability to meet specific applications demands and provide product support may hamper our efforts to forge such business relationships and alliances. Nevertheless, management believes that the attributes of our technology will provide opportunities to enhance our product awareness and profile through such relationships and alliances.

      We are currently focusing our product development resources on adapting or “porting” BlueFuelTM to the Qualcomm BREW wireless platform. This effort is expected to consume a significant amount of the

Company’s technical and business development resources through the remainder of 2001. In parallel with this effort, we are dedicating additional resources to define, develop and execute a beta/field trial for BlueFuelTM Video (our video compression software for multimedia applications) to support our internal development efforts and begin to develop market awareness for BlueFuelTM. This beta/field trial is planned for the fourth quarter of 2001.

      The initial porting effort to Qualcomm’s BREW platform should provide the foundation for future ports, with the knowledge gained by porting our technology to the BREW platform providing an increased knowledge base that can be used across multiple wireless operating systems. The experience gained should help reduce the time to market when porting to the platforms of other industry participants. Regardless of our porting efforts, however, we will still have to secure contracts with carriers, content providers and device manufacturers to generate revenue.

      We anticipate that the first version of the BlueFuelTM Efficiency EngineTM (a multimedia operating system designed to efficiently route, store and monitor multimedia traffic in a network) will be available during the fourth quarter of 2001. We are targeting commercial release of the BlueFuelTM Video solution, including BlueFuelTM Player (player software), BlueFuelTM Create (a content creation tool) and BlueFuelTM Server (the server-side engine) in the first quarter of 2002.

      We anticipate that the various components of the BlueFuelTMproduct line will be licensed separately or in combination with one another, with pricing dependent on the number of components licensed. Our present revenue model contemplates that wireless carriers or service providers licensing the BlueFuelTM product line would be assessed a base fee plus a royalty for each subscriber that signs up to use the service (e.g., by downloading BlueFuelTM Player or accessing BlueFuelTMServer). A further charge would be assessed if the service provider requires additional servers. In some cases, we may effectively subsidize the rollout of the BlueFuelTM product line through a revenue sharing arrangement entered into with a handset manufacturer, content creator and service provider.

      Management has structured the Company’s internal organization as one business segment from which all operating decisions and operating results are made and evaluated.

Results of Operations

      As explained in the “Explanatory Reference” on page 1 of this annual report on Form 10-K, the Summus, Ltd. asset acquisition has been accounted for as a capital transaction, accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd. prior to the transaction are restated to be those of the Company.

      The following discussion and analysis of the Company’s results of operations and financial condition should be read in conjunction with the Company’s financial statements and related notes included in Item 8 of this registration statement on Form 10.

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

Liquidity and Capital Resources

      As of June 30, 2001, the Company had $143,567 of cash on hand and negative working capital of approximately $5.1 million. As of such date, the Company had approximately $5.2 million of accounts payable, accrued expenses, notes payable and capital lease obligations and was in default in the aggregate amount of $1.1 million with several of its vendors. As of September 30, 2001, the Company had entered into settlement agreements or arrangements with approximately 30 of its vendors, to which the Company owed roughly $1.5 million, under which such vendors have agreed to the Company’s payment of less than the amounts due, the extensions of payment terms by between 9-18 months and/or the satisfaction of the amounts due through a combination of cash and stock. The vendor to which the Company owed the largest amount is Analysts International Corporation (“AIC”), which provided the Company with computer programming services during the 1999-2000 period. The Company entered into a settlement agreement and release, dated August 7, 2001, with AIC. Under the terms of the settlement agreement, the Company has agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of six months, commencing one month after execution of the agreement, and (iii) $10,000 per month until the balance of the Indebtedness is paid in full.

      The Company’s principal sources of liquidity for operating activities and capital expenditures for the past three years has consisted of capital contributed and borrowings from certain principal shareholders and their affiliates, the sale of shares of common stock of its equity investee, HSNS, the licensing of software products to HSNS under the February 1999 Marketing License Agreement and loans from HSNS under the Asset Purchase Agreement.

      As of December 31, 2000, the Company anticipated that the sale of its equity securities would represent the primary source of the Company’s funding, as the Company has no credit facilities. We cannot guarantee that we will continue to be able to raise capital or that if we do so it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership. The Company’s continuation as a going concern depends on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.

      The success and growth of the Company’s business, following the Summus, Ltd. asset acquisition, is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for the Company to execute on its business plan, the Company anticipates that it will require approximately $15 million in working capital within the next twelve months, in part to expand its operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America. It is imperative that the Company market and sell or license its products where the infrastructure is capable of supporting our technology. This will represent a significant cost to the Company but is critical to its future success. By establishing operations in targeted areas around the world, supported by the necessary marketing resources, the Company will be able to work with local carriers, device manufacturers and content providers and seek to shorten sales cycles established with its targeted customer base.

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

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. The Company will adopt SFAS 142 in the fiscal year beginning January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002, is not expected to have a significant effect on the operations or financial position of the Company.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On November 1999, HSNS engaged Ernst & Young LLP as its independent auditors for the year ended December 31, 1999, to replace Barry L. Friedman, P.C. (“Friedman”), whom HSNS dismissed as its independent auditors on the date Ernst & Young LLP was engaged. The decision to change independent auditors was approved by HSNS’s Board of Directors.

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

      By the terms of the Asset Purchase Agreement the size of the Company’s Board of Directors was to be increased to ten members immediately following the closing of the transaction. Post-closing, the Board was to consist of four members from each of HSNS and Summus, Ltd. Upon the selection of a ninth director by the 4 representatives of HSNS, Ms. Wendi Tush was to be appointed to the Board as the tenth member. However, Ms. C. Cristine Wittress (a HSNS member), Mr. Kenneth Marks (a Summus, Ltd. member), Stuart Diamond (a Summus, Ltd. member) and Ms. Wendi Tush (a Summus, Ltd. member) have since resigned as directors of the Company’s Board and the Board now consists of four directors.

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

      Leonard Mygatt III has been our Executive Vice President, Advanced Technology, since the Company’s acquisition of Summus, Ltd.’s assets in February 2001. In that position, Mr. Mygatt is responsible for management of technical and product development, contracts and proposals and business development. Mr. Mygatt served in the same capacity with Summus, Ltd. beginning in December 1995. Prior to his association with Summus, Ltd., Mr. Mygatt was employed by Magnavox Electronic Systems Company, where he served as a project leader for the design, development and production of advanced tactical data link systems and as a project manager and leader for a research and development project investigating image and video compression. Mr. Mygatt received a bachelor’s degree in electrical engineering degree from the University of California at San Diego in 1983.

      Barry J. Johnson was hired as Vice President — Products in June 2001. Mr. Johnson’s primary responsibilities will be to prioritize the Company’s product development efforts and to position the Company’s new product line to maximize revenue generation. Mr. Johnson most recently served as Vice President of Operations at Dial2Go, Inc., where he was responsible for developing new business for this start-up company. From May 1998 to February 2001, Mr. Johnson served as director of program management within Motorola, Inc.’s personal communications sector, where he managed the team responsible for Motorola’s digital phone programs. From August 1997 to April 1998, Mr. Johnson served as a marketing director for Motorola’s transmission products division. Mr. Johnson has also served in various product marketing capacities at Gateway, Zenith Data Systems and NCR. Mr. Johnson earned a B.A. in economics from Hanover College and an M.B.A. in finance from Indiana University.

      Christopher E. Kremer was hired as Executive Vice President of Sales and Marketing in October 2001. Mr. Kremer will lead the Company’s sales and marketing functions. Prior to his association with the Company, Mr. Kremer held various senior level executive positions with Motorola, Inc., including Senior Director, Program Management, Cellular Technology and Product Realization Group (March 1999 to February 2001); Senior Director, Business Operations, CDMA Division (February 1998 to March 1999); and Vice President of Sales and Marketing for the Transmission Products Division (August 1996 to February 1998). Mr. Kremer is a graduate of Eastern Kentucky University, where he received a bachelor’s degree in business administration in 1980.

      John W. Maxwell was recently hired as Vice President of Marketing. Prior to joining the Company, Mr. Maxwell served as director of business management within Motorola, Inc.’s personal communications sector from October 1998–February 2001. From October 1997 to October 1998, Mr. Maxwell served as director of marketing for Motorola’s Xtreme Worx, which involved the development of new business opportunities. From October 1996 to October 1997, Mr. Maxwell served as a director of marketing for Motorola’s transmission products division. Mr. Maxwell holds a bachelor’s degree in psychology from the University of Michigan and a M.B.A. in marketing from Michigan State University.

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

Employment Agreements

  Employment Agreement with Dr. Bjorn Jawerth

      Upon the closing of the Summus, Ltd. asset acquisition, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. The employment agreement provides that Dr. Jawerth will serve as the Company’s co-Chief Executive Officer (on a temporary basis until a new chief executive officer is hired) and Chief Scientist.

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

      Under the terms of the employment agreement, we also granted to Dr. Jawerth a personal, non-exclusive, non-transferable worldwide license, without the right to sublicense, to make and use new technology that is developed during the twelve months following the closing of the Summus, Ltd. asset acquisition. Any of

Dr. Jawerth’s rights under this license are subject to his fiduciary duties as a director and officer of the Company and to his obligations under the non-compete provisions of the employment agreement. This license will terminate twelve months after the closing or such later date as may be determined by the Board of Directors, excluding Dr. Jawerth. If the Company ceases to be a going concern prior to the termination of the license, the license will be perpetual and will include the rights to sell products and services using the new licensed technology and the right to sublicense.

      Under the terms of the Asset Purchase Agreement, the Company agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of the Company’s common stock held by Dr. Jawerth (representing $2.5 million in value) at a per share price of not less than $1.50 per share. The agreement does not stipulate a date or time period by which such sale is to occur. Any such sale would be subject to applicable federal and state securities laws, and the shares of stock, in the hands of the purchaser or purchasers, would constitute “restricted securities” within the meaning of Rule 144(a)(3) under the Securities Act of 1933 on the basis of having been acquired from an affiliate of the Company in a transaction not involving any public offering. Accordingly, the certificate(s) for such shares would require appropriate legending as to the restrictions on transfer. The Company envisions that the most likely scenario in which it will be able to assist with such a sale would be in connection with an investment in the Company by one or more institutional investors, perhaps a company or companies with whom the Company is seeking to enter into a strategic commercial alliance. No assurance can be provided that the Company will be able to attract such an investment or that the Company will be able to provide assistance to Dr. Jawerth to effect a private sale of his shares. The agreement does not provide any right or remedy to Dr. Jawerth if such sale is not effected.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding beneficial ownership of our common stock and our Series B preferred stock as of September 30, 2001, by (i) each of our directors, (ii) our Chief Executive Officer as of December 31, 2000 (the “Named Executive Officer”), (iii) all directors and executive officers as a group, and (iv) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock. As of September 30, 2001, we had 36,056,030 shares of common stock issued and outstanding and 6,000 shares of Series B preferred stock issued and outstanding (of which 2,000 shares are held in escrow under the terms of the Asset Purchase Agreement. As of that date, we also had 2,000 shares of non-voting Series A preferred stock issued and outstanding.

      Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options, and shares of Series B preferred stock subject to warrants, currently exercisable or exercisable within 60 days of September 30, 2001 are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. The persons and entities named in the table have sole voting power and sole investment power of the shares reflected by their names, except as otherwise noted.

      Unless otherwise specified, the address for each beneficial owner is c/o High Speed Net Solutions, Inc., 434 Fayetteville Street Mall, Suite 600, Raleigh, North Carolina 27601.

		Percent of Shares of	Percent of Shares of
Name and Address of	Shares Beneficially	Common Stock	Class B Preferred
Beneficial Owner(1)	Owned(2)	Outstanding	Stock Outstanding

Dr. Bjorn Jawerth	14,204,652 2000 (Series B Preferred)(3)	33.78%	33.33%

Kerstin Jawerth	3,912,859(4)	9.30%	N/A

Andrew L. Fox	275,000(5)	*	N/A

Richard F. Seifert	578,056(6)	1.37%	N/A

Herman Rush	14,167(7)	*	N/A
Rush & Associates 3340 Ocean Park Blvd., Suite 3045 Santa Monica, CA 90405

Summus, Ltd.	4,500 (Series B Preferred)(8)		75.00%
Branch Banking And Trust

Company	2,000 (Series B Preferred)(9)	N/A	33.33%
Corporate Trust 223 West Nash Street Wilson, North Carolina 27893

William R. Dunavant and Lucille H. Dunavant, as joint tenants	2,275,000(10)	5.41%	N/A
c/o Richard E. Brodsky, P.A. 25 Southeast Second Avenue Suite 919 Miami, Florida 33131

Bradford Richdale	2,140,452(11)	5.09%	N/A
c/o Alexander Dewar Alexander Westcott Securities 400 Wall Street, 31st Floor New York, NY 10005

All Executive Officers and Directors as a Group	15,658,872 2,000 (Series B Preferred)(12)	37.23%	33.33%

*	Represents beneficial ownership of less than one percent (1%) of common stock.

(1)	Based upon information supplied by officers and directors and filings under Section 13 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Unless otherwise indicated, refers to the Company’s shares of common stock.

(3)	Includes (i) 3,912,859 shares of common stock owned by Kerstin Jawerth with respect to which Dr. Jawerth has sole voting power and (ii) 2,000 shares of Series B preferred stock for which Dr. Jawerth has shared dispositive and voting power in his capacity as Representative under an escrow agreement entered into in connection with the Asset Purchase Agreement. Also includes 509,500 shares of common stock underlying options that are exercisable within 60 days.

(4)	Dr. Bjorn Jawerth has sole voting power over such shares.

(5)	Represents shares of common stock underlying options that are exercisable within 60 days.

(6)	Includes 125,000 shares held by the Richard J. Seifert Trust and 125,000 shares held by the Rita Seifert Trust established by Mr. Seifert’s parents and an additional 55,556 shares held jointly by Mr. Seifert’s parents. Also includes 72,500 shares of common stock underlying options that are exercisable within 60 days.

(7)	Represents shares of common stock underlying options that are exercisable within 60 days.

(8)	Represents (i) 4,000 shares of Series B preferred stock, and (ii) 500 shares of Series B preferred stock underlying a warrant that is exercisable within 60 days, held by Summus, Ltd. on behalf of Summus, Ltd. shareholders pending distribution to such shareholders on a pro rata basis in accordance with the Asset Purchase Agreement.

(9)	Represents shares held in escrow on behalf of Summus, Ltd.’s shareholders pending distribution to such shareholders on a pro rata basis in accordance with the Asset Purchase Agreement.

(10)	Includes shares of common stock issued to Mr. Dunavant in connection with our acquisition of shares of common stock of Summus Technologies, Inc. and shares of our common stock issued under various settlement agreements entered into with Mr. Dunavant. Also includes 175,000 shares with respect to which Richard E. Brodsky has sole dispositive power.

(11)	Includes shares held by each of StoneLeigh, Ltd. StoneLeigh Corporation, Ormond Trust and EuroPlan Trust Company TTEE, each an affiliate of Mr. Richdale.

(12)	Includes shares beneficially owned by all current directors and executive officers.

Item 13.  Certain Relationships and Related Transactions.

The HSNS Acquisition of Summus, Ltd.’s Assets and Operations

      On February 16, 2001, pursuant to the terms of the Asset Purchase Agreement, HSNS purchased all the assets and operations of Summus. Ltd.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements and Financial Statement Schedules. See Index to Financial Statements on page F-1. Financial Statement Schedules have been omitted because of the absence of conditions under which they would be required or because the required information has been included in the financial statements.

(a)(3)	The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

Exhibit
Number	Exhibit Description

3.1	Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.01 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)**
3.2	Second Amended and Restated Bylaws**
3.3	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.03 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)**
3.4	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000**
3.5	Amendment to Articles of Incorporation and Statement of Rights and Preferences of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 to our Current Report on Form 8-K dated February 16, 2001)**
4.1	Specimen Common Stock Certificate**
9.1	Voting Trust Agreement, dated as of February 16,2001, among Dr. Bjorn Jawerth, High Speed Net Solutions, Inc. and Stuart Diamond (incorporated by reference to Exhibit 10.07 to our Current Report on Form 8-K dated February 16, 2001)**
10.1	Acquisition Agreement and Plan of Merger, dated as of April 19, 2000, between J.S.J. Capital Corp. and High Speed Net Solutions, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated April 21, 2000)**
10.2	Share Acquisition Agreement, dated as of June 30, 2000, between High Speed Net Solutions, Inc. and Douglas May**

Exhibit
Number	Exhibit Description

10.3	License Agreement, effective July 10, 2000, among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May (incorporated by reference to Exhibit 10.42 to our Current Report on Form 8-K dated July 25, 2000)**
10.4	Escrow Agreement, effective July 10, 2000, among Douglas May & Co., Inc., High Speed Net Solutions, Inc. and Douglas May (incorporated by reference to Exhibit 10.43 to our Current Report on Form 8-K dated July 25, 2000)**
10.5	Asset Purchase Agreement, dated October 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)**
10.6	Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)**
10.7	Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)**
10.8	Escrow Agreement, dated as of February 16, 2001, by and among High Speed Net Solutions, Inc., Summus, Ltd. and Branch Banking Trust Company (incorporated by reference to Exhibit 10.05 to our Current Report on Form 8-K dated February 16, 2001)**
10.9	Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd.**
10.10	Software License Agreement, dated February 23, 1995, between Raytheon Company and Summus, Ltd.**
10.11	Technology License Agreement, dated August 17, 2000, between ADLabs, Inc. and Summus, Ltd.**
10.12	Master Consulting Agreement, dated August 17, 2000, between ADLabs, Inc. and Summus, Ltd.**
10.13	Contract #N00014-00-C-0023, dated January 4, 2000, between Summus, Ltd. and the Office of Naval Research**
10.14	Contract #N00014-01-C-0217, dated March 13, 2001, between Summus, Ltd. and the Office of Naval Research**
10.15	Rich Media Direct Services Agreement, dated June 1, 2000, between High Speed Net Solutions, Inc. and LearnKey Inc.**
10.16	Systems Work Agreement, dated July 27, 2000, between Nexgenix, Inc. and High Speed Net Solutions, Inc.**
10.17	Outsourcing Agreement, dated July 31, 2000, between E.Piphany, Inc. and High Speed Net Solutions, Inc.**
10.18	Internet Streaming Service Agreement, dated September 18, 2000, between High Speed Net Solutions, Inc. and All Video Network, Inc.**
10.19	Second Amended and Restated Settlement Agreement, dated as of October 26, 2000, between High Speed Net Solutions, Inc. and William R. Dunavant**
10.20	Memo, dated December 5, 2000, supplementing the Second Amended and Restated Settlement Agreement**
10.21	Settlement Agreement and General Release of all Claims, effective April 25, 2001, by and among High Speed Net Solutions, Inc., RPC International L.C. and Ronald Cropper**
10.22	Settlement Agreement, dated September 22, 1999, between High Speed Net Solutions, Inc. and Peter R. Rogina**
10.23	Anti-Dilution Settlement Agreement, dated December 8, 2000, between High Speed Net Solutions, Inc. and Peter Rogina**
10.24	Release and Settlement Agreement, dated April 30, 2001, between Pin High Company, Inc. and Summus, Ltd.**

Exhibit
Number	Exhibit Description

10.25*	Equity Compensation Plan, effective January 31, 2000 (incorporated by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31. 2000)**
10.26*	Amendment to Equity Compensation Plan, effective May 1, 2000**
10.27*	Amendment to High Speed Net Solutions, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)**
10.28*	Employment Offer Letter, dated January 20, 2000, with Andrew L. Fox (incorporated by reference to Exhibit 10.06 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)**
10.29*	Employment Offer Letter, dated March 29, 2000, with Robert S. Lowrey**
10.30*	Executive Employment Agreement, dated as of February 16, 2001, between High Speed Net Solutions, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)**
10.31	Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and High Speed Net Solutions, Inc.**
10.32	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd.**
10.33	Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd.**
10.34	Stock Purchase Agreement, dated September 2000, between Dial2Go, Inc. and High Speed Net Solutions, Inc.**
10.35	Data Network Exchange Facility Services Agreement, dated as of September 19, 2000, between InFlow, Inc. and High Speed Net Solutions, Inc.**
10.36	Addendum to Data Network Services Agreement, dated as of September 19, 2000, between InFlow, Inc. and High Speed Net Solutions, Inc.**
10.37	Settlement Agreement, dated as of June 29, 2001, among High Speed Net Solutions, Inc., William R. Dunavant, Richard E. Brodsky, P.A. and Richard E. Brodsky**
10.38	Voting Agreement, dated as of June 29, 2001, among William R. Dunavant, Lucille Dunavant, Richard E. Brodsky, P.A., Richard E. Brodsky and High Speed Net Solutions, Inc.**
10.39	Agreement of Settlement and Compromise, dated June 25, 2001, among High Speed Net Solutions, Inc., HealthTec, Inc. and Brad Richdale Direct, Inc.**
10.40*	HSNS Inventions Awards Plan, effective October 30, 2000.
10.41	Master Porting Agreement, dated July 27, 2001, between High Speed Net Solutions, Inc. and Samsung Electronics America.
16.1	Letter from Barry L. Friedman, P.C. regarding change in Certifying Accountant dated September 21, 2000 (incorporated by reference to Exhibit 16.02 to our Current Report on Form 8-K/ A dated April 21, 2000)**
21.1	Subsidiaries of High Speed Net Solutions, Inc. — None.

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

Signature	Title	Date

/s/ DR. BJORN JAWERTH Dr. Bjorn Jawerth	Principal Executive Officer; Co-Chief Executive Officer and Director	October 31, 2001
/s/ RICHARD F. SEIFERT Richard F. Seifert	Co-Chief Executive Officer and Director	October 31, 2001
/s/ ROBERT S. LOWREY Robert S. Lowrey	Principal Accounting Officer; Chief Financial Officer	October 31, 2001
/s/ ANDREW L. FOX Andrew L. Fox	Director	October 31, 2001
Herman Rush	Director	October 31, 2001

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

See accompanying notes.

Summus, Ltd.

Statements of Operations

	Year ended December 31

	1998	1999	2000

	(Restated)

Revenues:

Contract services	$310,155	$407,986	$774,545

License fees	246,483	107,230	294,113

Total revenues	556,638	515,216	1,068,658

Cost of revenues	271,701	281,254	398,326

Selling, general and administrative expenses	2,720,152	3,797,067 *	6,221,362 *

Non-cash compensation charges	—	2,670,050	2,127,962

Research and development	421,685	1,356,686	1,119,333

Operating loss	(2,856,900)	(7,589,841)	(8,798,325)

Other income (expense):

Gain on sale of stock of equity investee	—	2,314,390	3,680,065

Participation in loss of equity investee	—	(3,447,110)	(6,356,932)

Loss on disposal of assets	(9,869)	(119,180)	—

Interest income (expense), net	(14,455)	(5,239)	23,911

Other expense, net	(24,324)	(1,257,139)	(2,652,956)

Net loss	$(2,881,224)	$(8,846,980)	$(11,451,281)

Net loss per share (basic and diluted)	$(0.09)	$(0.27)	$(0.35)

Weighted average shares outstanding (basic and diluted)	9,189,165	9,428,075	9,546,768

Recapitalization resulting from the Summus, Ltd. asset acquisition	23,392,035	23,392,035	23,392,035

Weighted average shares giving effect to the recapitalization	32,581,200	32,820,110	32,958,803

*	Selling general and administrative expenses in 1999 and 2000 exclude $2.7 million and $2.1 million, respectively, of non-cash compensation charges.

See accompanying notes.

Summus, Ltd.

Statements of Shareholders’ Equity (Deficit)

	Series B							Total
	Preferred Stock		Common Stock		Additional			Shareholders’
					Paid-In	Deferred	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	(Deficit)

Balance at December 31, 1997	4,000	$4	8,544,642	$8,545	$(75,954)	$—	$(234,628)	$(302,033)

Sale of common stock	—	—	831,000	831	3,499,252	—	—	3,500,083

Net loss for 1998	—	—	—	—	—	—	(2,881,224)	(2,881,224)

Balance at December 31, 1998	4,000	4	9,375,642	9,376	3,423,298	—	(3,115,852)	316,826

Repurchase of common stock	—	—	(71)	—	(298)	—	—	(298)

Common stock issued in exchange for investment in equity investee	—	—	132,888	133	7,902,134	—	—	7,902,267

Issuance of common stock for services	—	—	53,401	53	2,669,997	—	—	2,670,050

Sales of stock by equity investee	—	—	—	—	1,303,827	—	—	1,303,827

Net loss for 1999	—	—	—	—	—	—	(8,846,980)	(8,846,980)

Balance at December 31, 1999 (Restated)	4,000	4	9,561,860	9,562	15,298,958	—	(11,962,832)	3,345,692

Deferred compensation recognized in connection with the issuance of stock options	—	—	—	—	3,106,472	(3,106,472)	—	—

Exercise of stock options	—	—	23,078	23	—	—	—	23

Amortization of deferred compensation	—	—	—	—	—	2,127,962	—	2,127,962

Sales of stock by equity investee	—	—	—	—	1,323,792	—	—	1,323,792

Net loss for 2000	—	—	—	—	—	—	(11,451,281)	(11,451,281)

Balance at December 31, 2000	4,000	$4	9,584,938	$9,585	$19,729,222	$(978,510)	$(23,414,113)	$(4,653,812)

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

Summus, Ltd.

Notes to Financial Statements

December 31, 2000

1.  Business and Organization and Basis of Presentation

      Summus, Ltd. (“Summus, Ltd.”) develops proprietary software products for image and video compression for license to third party software developers. Summus, Ltd. also performs related research and development under various contracts with the U.S. government and others. Management has structured the Summus, Ltd.’s internal organization as one business segment from which all operating decisions and operating results are made and evaluated.

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

      On February 16, 2001, High Speed Net Solutions, Inc. (“HSNS”) acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended (the “Asset Purchase Agreement”). The transaction was recorded as a capital transaction, accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be that of High Speed Net Solutions, Inc. (See Note 14).

2.  Restatement

      The accompanying financial statements as of and for the year ended December 31, 1999 have been restated to reflect a reduction in capitalized software costs and deferred revenue of $507,604 and a related reversal of previously recorded amortization of capitalized software costs of $216,644, resulting in a net reduction of $290,960. These adjustments were recorded to reflect the accounting treatment specified by AICPA Statement of Position 97-2 whereby capitalized software costs are offset against deferred revenue recorded in connection with a software agreement (i.e., the February 1999 Marketing License Agreement with HSNS, its equity investee). The deferred revenue balance was also restated to increase the balance initially recorded for stock received for deferred revenue by $180,468, with a corresponding increase to Summus, Ltd.’s investment in equity investee. The restated value of the shares received by Summus, Ltd. was determined by

Summus, Ltd.

Notes to Financial Statements (continued)

2.  Restatement (continued)

applying a revised discount to the traded value of the stock received based on actual stock sales transactions in proximity to this transaction and represents the same per share value used by HSNS to record the transaction.

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

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. Summus, Ltd. will adopt SFAS 142 in the fiscal year beginning January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002, is not expected to have a significant effect on the operating results or financial position of the Company.

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

      During 2000, HSNS made loans to Summus, Ltd. totaling $1,435,000. These loans accrued interest at 8% and were payable within 60 days of issuance. These loans were canceled upon the closing of the Summus, Ltd. asset acquisition on February 16, 2001 (see Note 14).

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

9.  Investment in Equity Investee

      During 1999, Summus, Ltd. acquired 1,500,000 shares of common stock of HSNS as partial payment for royalties due in connection with a Marketing License Agreement between the companies. The shares were not registered with the Securities and Exchange Commission and were, thus, “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. Subsequently, Summus, Ltd. acquired an additional 9,542,360 shares of HSNS common stock (such shares also being restricted securities) from a significant shareholder of HSNS in exchange for the issuance of 132,888 shares of Summus, Ltd.’s common stock. This resulted in Summus, Ltd. obtaining a majority ownership interest in HSNS at that time. As of December 31, 1999 and 2000, Summus, Ltd.’s ownership percentage decreased to approximately 44% and 33%, respectively, as a portion of the shares initially acquired were sold. Summus, Ltd. accounted for this investment using the equity method of accounting. The initial carrying amount was recorded at the estimated fair value of the stock received taking into account the fact that the stock was not registered and thus was not freely tradable. Summus, Ltd. adjusted the carrying amount of its investment in HSNS for its share of HSNS’s losses subsequent to the date of investment. Additionally, during 1999 and 2000, Summus, Ltd.’s investment in HSNS was increased based on sales of additional shares of HSNS stock to third parties by HSNS and was decreased based on Summus, Ltd. recording its share of HSNS’s losses. Based on these transactions, the

Summus, Ltd.

Notes to Financial Statements (continued)

9.  Investment in Equity Investee (continued)

carrying value of Summus, Ltd.’s investment was reduced to zero at December 31, 2000. At December 31, 2000, Summus, Ltd. owned 8,217,781 shares of HSNS which represented approximately a 33% ownership percentage. On February 16, 2001, Summus, Ltd. sold substantially all of its assets and operations to HSNS in a transaction accounted for as a capital transaction, accompanied by a recapitalization. (see Note 14).

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

14.  Subsequent Event

      On February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of the Asset Purchase Agreement.

      From Summus, Ltd.’s perspective, the primary business purpose of entering into the transaction with HSNS was to provide a vehicle for raising capital. Summus, Ltd. was at a stage in its development where it required additional financing or needed to combine with another entity in order to finance its business and realize its other objectives. Entering into the Asset Purchase Agreement became the most logical course of

Summus, Ltd.

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

action to provide financing to Summus, Ltd. and accomplish other key objectives in view of, among other things, the following:

•	Summus, Ltd. already had a substantial equity interest in HSNS. In fact, the transaction contemplated by the Asset Purchase Agreement provided both companies the opportunity to capitalize on investments they previously made in each other. Prior to the closing of the transaction, Summus, Ltd. owned approximately 27.6% of HSNS on a fully-diluted basis and HSNS owned approximately 14% of Summus, Ltd.

•	HSNS had had success in raising equity capital through private placements or other types of fund-raising, notwithstanding its own limited financial resources and unprofitable operations. This caused Summus, Ltd.’s management to believe that the Company, following the closing of the transaction, would be able to continue to have success in raising capital.

•	HSNS was in the process of seeking to register its common stock under Section 12 of the Securities Exchange Act of 1934 and then seeking to have such stock made eligible for quotation on the OTC Bulletin Board. This offered potential for future liquidity in such stock.

•	The transaction offered the potential to create more growth opportunities for the Company based on the expected enhanced access to capital resources.

      Initially, the transaction was recorded as a business combination under the guidance of Accounting Principles Board Opinion No. 16 (APB 16), “Business Combinations” because, among other reasons:

•	HSNS acquired all the operating assets and liabilities of Summus, Ltd.;

•	each of HSNS and Summus, Ltd. were operating entities at the time of the closing of the transaction; and

•	Summus, Ltd. was (and is) to be liquidated following its distribution of the equity securities of HSNS received in the transaction.

      Under APB 16, the transaction was also accounted for as a “reverse acquisition” in which Summus, Ltd. was treated as the accounting acquirer; HSNS, the acquired corporation. Summus, Ltd. was considered the accounting acquirer in the transaction because Summus, Ltd. received shares of HSNS’s common stock and other equity securities, to be distributed to the Summus, Ltd. shareholders, representing the largest portion of the voting interests in HSNS.

      At the time the determination was made to account for the transaction as a business combination, the Company considered an alternative accounting treatment: accounting for the transaction as a capital transaction, accompanied by a recapitalization. The more typical type of transaction for which this accounting treatment is deemed appropriate is the merger of a private operating company into a non-operating public shell corporation with nominal net assets, with the owners and management of the private company having actual or effective operating control of the combined company after the transaction. The Company did not believe this was the most appropriate accounting treatment because HSNS (including its wholly-owned subsidiary, Douglas May & Co.) was an operating company, not a non-operating public shell corporation.

Summus, Ltd.

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

      The Company has since reassessed the appropriateness of accounting for the transaction as a capital transaction, accompanied by a recapitalization, in view of the particular facts and circumstances of this transaction, including:

•	Summus, Ltd.’s management evaluated the operating activities of HSNS, which, at the time the Asset Purchase Agreement was entered into, were primarily conducted through HSNS’s wholly-owned subsidiary, Douglas May & Co. However, the operating activities of HSNS, from Summus, Ltd.’s perspective, were an incidental consideration in its decision to enter into and consummate the transaction.

•	As noted above, Summus, Ltd.’s primary purpose in entering into the transaction was to provide a vehicle for raising additional capital through the acquisition of a majority interest in an entity (i.e., HSNS) whose common stock is publicly traded.

      Considering these factors and the result of discussions with the staff of Securities and Exchange Commission, the Company has have concluded that HSNS’s status as an operating company does not preclude accounting for the transaction as a capital transaction, accompanied by a recapitalization. Accordingly, the Company has have determined that it is more appropriate to account for the transaction in this manner.

      By accounting for the transaction as a capital transaction, the transaction is effectively viewed as the issuance of stock by Summus, Ltd. in exchange for the net monetary assets of HSNS, accompanied by a recapitalization of Summus, Ltd. The accounting for the transaction is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

      As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of High Speed Net Solutions, Inc. The equity accounts of Summus, Ltd. have been adjusted for a recapitalization to reflect the equity structure of HSNS, the legal acquirer. Specifically:

•	the historical shareholders’ equity of Summus, Ltd. prior to the transaction has been restated for the equivalent number of shares of HSNS common and Series B preferred stock, and other equity interests, received in the transaction after giving effect to any difference in par value of HSNS’s and Summus, Ltd.’s common stock, with an offset to additional paid-in capital;

•	the accumulated deficit of Summus, Ltd. has been carried forward after the transaction; and

•	loss per share for periods prior to the transaction has been restated to reflect the number of equivalent shares received by Summus, Ltd. in the transaction.

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

Summus, Ltd.

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

      In legal form, the transaction was effected by HSNS issuing shares of its common and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd. The consideration paid by HSNS to acquire the assets of Summus, Ltd. is described below:

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

•	HSNS issued to Summus, Ltd. warrants to purchase a total of 500 shares of its Series B preferred stock, exercisable for a period of 5 years from February 16, 2001. The exercise price of the warrants is $5,500.00 per share of Series B preferred stock ($5.50 per share of the Company’s common stock on an as-converted basis), and was calculated based on the closing market price of the HSNS common stock on February 16, 2001, on an as converted basis (HSNS common stock currently trades in a public market on the Pink Sheets®).

      In addition to the items described above, the terms of the Asset Purchase Agreement provided for HSNS’s assumption of approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. were cancelled upon the closing of the transaction.

      In connection with the transaction, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. Under this employment agreement, in exchange for Dr. Jawerth’s covenant not to compete with the Company for a period of 18 months from and after the termination of his employment with the Company, the Company issued options to Dr. Jawerth to purchase 166,667 shares of common stock at $0.50 per share and 333,333 shares of common stock at $3.75 per share. Non-cash compensation expense of $541,688 was recorded upon the issuance of these options as of February 16, 2001, the closing date of the transaction. The issuance of these options was in lieu of a $500,000 cash payment provided for in Dr. Jawerth’s employment agreement.

Summus, Ltd.

Notes to Financial Statements (continued)

14.  Subsequent Event (continued)

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

      Effective February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended (the “Asset Purchase Agreement”). The transaction was accounted for as a capital transaction, accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed that of the Company (see Note 14).

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

      Following the Summus, Ltd. asset acquisition, the post-transaction company (which, for clarity of reference, is referred to as the “Company”) will actively seek to expand business opportunities and pursue additional financing from third parties. The Company’s management anticipates that it will be able to attract additional capital to continue to fund operations. However, there can be no assurance that management’s plans will be executed as anticipated. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as required, and ultimately to attain profitability.

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

     Investment in Common Stock of Related Party

      Investment in common stock of related party represents HSNS’s 16.7% and 13.5% ownership interest in Summus, Ltd. at December 31, 1999 and 2000, respectively (see Note 10). HSNS accounted for its investment in Summus, Ltd. using the cost method. Under this method, the investment is recorded at its historical cost. Although the market value of this investment is not readily determinable, management believes its fair value is not less than its carrying amount. On February 16, 2001, HSNS acquired the assets and operations of Summus, Ltd. (see Note 14).

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

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. The Company will adopt SFAS 142 in the fiscal year beginning January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 is not expected to have a significant effect on the operating results or financial condition of the Company.

4.  Business Combination

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

      The shares of HSNS common stock were valued at $1,376,000. Under the terms of the acquisition agreement, the 183,070 shares of common stock were issued in three allotments. The first allotment corresponded to $500,000 of value. At closing, HSNS issued 50,000 shares of common stock, the number of such shares being subject to adjustment if the Over the Counter Bulletin Board trading price of the common stock on the first anniversary of the closing date of the transaction is less than $10.00 per share. Under such circumstances, HSNS is obligated to issue additional shares of common stock that, when added to the 50,000 shares, and multiplied by the per share trading price on the first anniversary of the closing date, shall equal $500,000 in value. The issuance of the 50,000 shares has been recorded at the “guaranteed” amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares under the

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Business Combination (continued)

terms of the share acquisition agreement will not change the recorded cost of the acquisition of Douglas May & Co.

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

9.  Related Party Transactions

      As of December 31, 2000 Summus, Ltd. held a 33.6% ownership interest in HSNS. On February 16, 2001, HSNS purchased all the assets and operations of Summus, Ltd. The transaction was accounted for as a capital transaction, accompanied by a recapitalization. (see Note 14).

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

14.  Subsequent Events

     Summus, Ltd. Asset Acquisition

      On February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of the Asset Purchase Agreement.

      Prior to the transaction, Summus, Ltd. was a technology company located in Raleigh, North Carolina that provided contract engineering, research and development in applications related to image and video compression and communication, and provided commercial technology in digital media through various methods, including generating software development kits for resale, licensing technology, and developing commercial software products. Its intellectual property included capabilities in encoding, manipulating, compressing, managing and distributing digital content. Its core technology for compression, partially derived from a field of mathematics known as wavelets, used the brand name of Dynamic Wavelet™. Under this brand, Summus. Ltd. developed and supplied low-complexity, low bandwidth wavelet technology for compression applications.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Subsequent Events (continued)

      Initially, the transaction was recorded as a business combination under the guidance of Accounting Principles Board Opinion No. 16 (APB 16), “Business Combinations” because, among other reasons:

•	HSNS acquired all the operating assets and liabilities of Summus, Ltd.;

•	each of HSNS and Summus, Ltd. were operating entities at the time of the closing of the transaction; and

•	Summus, Ltd. was (and is) to be liquidated following its distribution of the equity securities of HSNS received in the transaction.

      Under APB 16, the transaction was also accounted for as a “reverse acquisition” in which Summus, Ltd. was treated as the accounting acquirer; HSNS, the acquired corporation. Summus, Ltd. was considered the accounting acquirer in the transaction because Summus, Ltd. received shares of HSNS’s common stock and other equity securities, to be distributed to the Summus, Ltd. shareholders, representing the largest portion of the voting interests in HSNS.

      At the time the determination was made to account for the transaction as a business combination, the Company considered an alternative accounting treatment: accounting for the transaction as a capital transaction, accompanied by a recapitalization. The more typical type of transaction for which this accounting treatment is deemed appropriate is the merger of a private operating company into a non-operating public shell corporation with nominal net assets, with the owners and management of the private company having actual or effective operating control of the combined company after the transaction. The Company did not believe this was the most appropriate accounting treatment because HSNS (including its wholly-owned subsidiary, Douglas May & Co.) was an operating company, not a non-operating public shell corporation.

      The Company has since reassessed the appropriateness of accounting for the transaction as a capital transaction, accompanied by a recapitalization, in view of the particular facts and circumstances of this transaction, including:

•	Summus, Ltd.’s management evaluated the operating activities of HSNS, which, at the time the Asset Purchase Agreement was entered into, were primarily conducted through HSNS’s wholly-owned subsidiary, Douglas May & Co. However, the operating activities of HSNS, from Summus, Ltd.’s perspective, were an incidental consideration in its decision to enter into and consummate the transaction.

•	As noted above, Summus, Ltd.’s primary purpose in entering into the transaction was to provide a vehicle for raising additional capital through the acquisition of a majority interest in an entity (i.e., HSNS) whose common stock is publicly traded.

      Considering these factors and the result of discussions with the staff of Securities and Exchange Commission, the Company has have concluded that HSNS’s status as an operating company does not preclude accounting for the transaction as a capital transaction, accompanied by a recapitalization. Accordingly, the Company has have determined that it is more appropriate to account for the transaction in this manner.

      By accounting for the transaction as a capital transaction, the transaction is effectively viewed as the issuance of stock by Summus, Ltd. in exchange for the cash of HSNS, accompanied by a recapitalization of Summus, Ltd. The accounting for the transaction is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Subsequent Events (continued)

      As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of High Speed Net Solutions, Inc. The equity accounts of Summus, Ltd. have been adjusted for a recapitalization to reflect the equity structure of HSNS, the legal acquirer. Specifically:

•	the historical shareholders’ equity of Summus, Ltd. prior to the transaction has been restated for the equivalent number of shares of HSNS common and Series B preferred stock, and other equity interests, received in the transaction after giving effect to any difference in par value of HSNS’s and Summus, Ltd.’s common stock, with an offset to additional paid-in capital;

•	the accumulated deficit of Summus, Ltd. has been carried forward after the transaction; and

•	loss per share for periods prior to the transaction have been restated to reflect the number of equivalent shares received by Summus, Ltd. in the transaction.

      In legal form, the transaction was effected by HSNS issuing shares of its common and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd. The consideration paid by HSNS to acquire the assets of Summus, Ltd. is described below:

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

      In addition to the items described above, the terms of the Asset Purchase Agreement provided for HSNS’s assumption of approximately $2.8 million of liabilities of Summus, Ltd. to third parties. All amounts owed by and between HSNS and Summus, Ltd. were cancelled upon the closing of the transaction.

      In connection with the transaction, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. Under this employment agreement, in exchange for Dr. Jawerth’s covenant not to compete with the Company for a period of 18 months from and after the termination of his employment with the Company, the Company issued options to Dr. Jawerth to purchase 166,667 shares of common stock at $0.50 per share and 333,333 shares of common stock at $3.75 per share. Non-cash compensation expense of $541,688 was recorded upon the issuance of these options as of February 16, 2001, the closing date of the transaction. The issuance of these options was in lieu of a $500,000 cash payment provided for in Dr. Jawerth’s employment agreement.

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

5.  Income Taxes

      The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes” (FASB 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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