Form 10-Q/A
period 2001-03-31
HIGH SPEED NET SOLUTIONS INC
filed 2001-10-31
CIK 1104332

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

     Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  ☒   Yes         No; and (2) has been subject to such filing requirements for the past 90 days  ☒   Yes     No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2001
Common stock, par value $.001 per share	34,831,122

HIGH SPEED NET SOLUTIONS, INC.

FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

i

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

HIGH SPEED NET SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2001	December 31, 2000

	(Unaudited)
	(Restated)

Assets

Current assets:

Cash	$341,655	$208,495

Accounts receivable	246,240	32,744

Other current assets	63,513	39,153

Total current assets	651,408	280,392

Receivable from related party	—	134,677

Equipment, software and furniture, net	1,321,753	991,202

Total assets	$1,973,161	$1,406,271

Liabilities and shareholders’ deficit

Payables to related parties	$435,815	$—

Accounts payable and accrued expenses	4,374,842	1,282,157

Loss contingency accrual	430,902	—

Accrued salaries and related costs	281,868	721,956

Preferred stock dividends payable	179,845	—

Notes payable, current portion	229,215	229,215

Capital lease obligations, current portion	430,974	339,724

Loans payable to related party	—	1,435,000

Total current liabilities	6,363,461	4,008,052

Capital lease obligations, less current portion	197,306	117,966

Notes payable, less current portion	100,000	100,000

Deferred software royalty revenue	—	1,834,065

Redeemable common stock (87,498 shares)	576,000	—

Shareholders’ deficit:

Preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	2,000,000	—

Preferred stock, Series B, $.001 par value; authorized 6,500 shares, 6,000 and 4,000 shares issued and outstanding, respectively	6	4

Common stock, $.001 par value; authorized 50,000,000 shares, 33,435,107 shares issued and outstanding at March 31, 2001 and 9,584,938 shares issued and outstanding at December 31, 2000	33,435	9,585

Additional paid-in capital	19,649,236	19,729,222

Deferred compensation	(690,826)	(978,510)

Accumulated deficit	(26,027,838)	(23,414,113)

Treasury stock, at cost (38,500 shares)	(227,619)	—

Total shareholders’ deficit	(5,263,606)	(4,653,812)

Total liabilities and shareholders’ deficit	$1,973,161	$1,406,271

The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	March 31, 2001	March 31, 2000

	(Restated)

Revenues:

Contracts and license fees	$296,160	$279,775

Costs of revenues:

Contracts and license fees	133,272	130,152

Gross Profit	162,888	149,623

Selling, general and administrative expenses	1,682,988	1,341,660

Non-cash compensation	714,456	—

Research and development	101,729	395,257

Operating loss	(2,336,285)	(1,587,294)

Other income (expense):

Gain on sale of stock of equity investee	—	3,127,579

Participation in loss of equity investee	—	(1,072,214)

Interest income (expense), net	(3,365)	29,953

Total other income (expense)	(3,365)	2,085,318

Income (loss) from continuing operations	(2,339,650)	498,024

Loss from operations of discontinued Rich Media Direct business	(35,318)	—

Loss on disposal of Rich Media Direct business	(215,500)	—

Net income (loss)	$(2,590,468)	$498,024

Net income (loss) applicable to common shareholders:

Net income (loss)	$(2,590,468)	$498,024

Preferred stock dividends	(23,257)	—

Net income (loss) applicable to common shareholders	$(2,613,725)	$498,024

Per share amounts (basic and diluted):

Income (loss) applicable to common shareholders from continuing operations	$(0.07)	$0.02

Income (loss) applicable to common shareholders from discontinued operations	$(0.01)	—

Net income (loss)	$(0.08)	$0.02

Weighted average shares of common stock outstanding	20,817,205	9,561,860

Recapitalization resulting from the Summus, Ltd. asset acquisition	12,225,843	23,392,035

Weighted average shares of common stock outstanding giving effect to the recapitalization	33,043,048	32,953,895

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

Consolidated Statement of Shareholders’ Equity

	Preferred Stock

	Series A		Series B		Common Stock		Additional
							Paid-In	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Comp

Balance at December 31, 2000	—	$—	4,000	$4	9,584,938	$9,585	$19,729,222	$(978,510)

Recapitalization resulting from the Summus, Ltd. asset acquisition	2,000	2,000,000	2,000	2	23,392,035	23,392	(3,734,020)	—

Elimination of deferred revenue	—	—	—	—	—		1,834,065	—

Common stock options granted for services	—	—	—	—	—	—	866,533	—

Common stock sold for cash	—	—	—	—	408,134	408	1,126,819	—

Preferred stock dividends	—	—	—	—	—	—	—	—

Common stock issued in partial settlement of loss contingency	—	—	—	—	50,000	50	39,033	—

Amortization of deferred compensation	—	—	—	—	—	—	—	75,268

Reversal of deferred compensation of forfeited options	—	—	—	—	—	—	(212,416)	212,416

Net loss for the period	—	—	—	—	—	—	—	—

Balance March 31, 2001 (Unaudited) (Restated)	2,000	$2,000,000	6,000	$6	33,435,107	$33,435	$19,649,236	$(690,826)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Total
	Accumulated	Treasury	Shareholders’
	Deficit	Stock	Equity

Balance at December 31, 2000	$(23,414,113)	$—	$(4,653,812)

Recapitalization resulting from the Summus, Ltd. asset acquisition	—	(227,619)	(1,938,245)

Elimination of deferred revenue	—		1,834,065

Common stock options granted for services	—	—	866,533

Common stock sold for cash	—	—	1,127,227

Preferred stock dividends	(23,257)	—	(23,257)

Common stock issued in partial settlement of loss contingency	—	—	39,083

Amortization of deferred compensation	—	—	75,268

Reversal of deferred compensation of forfeited options	—	—	—

Net loss for the period	(2,590,468)	—	(2,590,468)

Balance March 31, 2001 (Unaudited) (Restated)	$(26,027,838)	$(227,619)	$(5,263,606)

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2001	March 31, 2000

	Restated

Operating activities

Loss from continuing operations	$(2,339,650)	$498,024

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Gain on sale of investment in equity investee	—	(3,127,579)

Loss on investment in equity investee	—	1,072,214

Non-cash compensation	714,456	—

Depreciation	64,598	52,487

Changes in operating assets and liabilities, net of acquisition between High Speed Net Solutions, Inc. and Summus, Ltd.:

Accounts receivable	(195,179)	58,826

Other current assets	(92,633)	(75,531)

Accounts payable and accrued expenses	282,245	34,342

Accrued salaries and related costs	114,468	78,831

Net cash used in continuing operations	(1,451,695)	—

Net cash used in discontinued operations	(7,253)	—

Net cash used in operating activities	(1,458,948)	(1,408,386)

Investing activities

Proceeds from sale of investment in equity investee	—	3,857,500

Net cash provided by investing activities		3,857,500

Financing activities

Proceeds from sale of common stock	1,127,227	—

Proceeds from loan with related party	540,000	—

Principal payments on capital lease obligations and notes	(25,119)	(69,553)

Cash payments on loss contingency accrual	(50,000)	—

Net cash provided by (used in) financing activities	1,592,108	(69,553)

Net increase in cash	133,160	2,379,561

Cash at beginning of period	208,495	647,704

Cash at end of period	$341,655	$3,027,265

Supplemental disclosures of cash flow information

Cash paid for interest	$3,365	$4,646

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

      The condensed consolidated financial statements of High Speed Net Solutions, Inc. (“HSNS” or the “Company”) and its subsidiaries included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of HSNS and its subsidiaries as of March 31, 2001, the results of operations for the three month periods ended March 31, 2000 and 2001, shareholders’ equity as of March 31, 2001, and cash flows for the three month periods ended March 31, 2000 and 2001.

      As disclosed in Note 2 below, effective February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended (the “Asset Purchase Agreement”). In legal form, the transaction was effected by HSNS issuing shares of its common and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd. As explained more fully in Note 2, the transaction has been accounted for as a capital transaction, accompanied by a recapitalization. In view of the accounting associated with the transaction, the accompanying comparative financial statements as of December 31, 2000, and for the three months ended March 31, 2000, reflect the financial position, results of operations and cash flows of Summus, Ltd. rather than the previously reported financial information of HSNS. The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited balance sheet of Summus, Ltd. as of that date.

      The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2001, have been restated to reflect a change in the accounting for HSNS’s acquisition of the assets and operations of Summus, Ltd. Initially, the transaction was recorded as a reverse acquisition in which Summus, Ltd. was treated as the accounting acquirer; HSNS, the acquired corporation. The initial accounting for the transaction as a reverse acquisition resulted in the recording of goodwill in the amount of $27.5 million, as well as amortization of the goodwill in the approximate amount of $1.1 million during the three month period ended March 31, 2001. Upon further analysis, the Company has determined that it is more appropriate to account for the transaction as a capital transaction, accompanied by a recapitalization. See Note 2 to the financial statements for a further discussion of the transaction.

      In connection with the reissuance of the Company’s unaudited condensed consolidated financial statements for the three month period ended March 31, 2001, the Company will record the estimated loss on disposal of its Rich Media Direct business of $215,500 as part of its discontinued operations accounting.

      In connection with accounting for the Summus, Ltd. asset acquisition as a capital transaction, the Company has charged to equity (i.e., additional paid-in capital) transaction costs to the extent of HSNS’s cash at the time of the transaction. Initially, these costs were charged to expense.

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

1.  Basis of Presentation (continued)

      The following table summarizes the effect of the restatement adjustments on the Company’s balance sheet and statement of operations as of and for the three month period ended March 2001:

Balance Sheet

Total assets as previously reported	$28,324,391

Elimination of net goodwill	(26,351,230)

Total assets as restated	$1,973,161

Statement of Operations

Net loss as previously reported	$(3,602,020)

Elimination of goodwill amortization	1,144,741

Transaction costs reclassified to Additional Paid-in Capital	82,311

Loss on disposal of Rich Media Direct business	(215,500)

Net loss as restated	$(2,590,468)

Net loss per share as previously reported	$(0.17)

Net loss per share as restated	$(0.08)

      The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in Summus, Ltd.’s audited financial statements for the year ended December 31, 2000, which were filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000, as amended. The Form 10-K, as amended, is available through the Internet in the SEC’s EDGAR database at www.sec.gov or from the Company upon request.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2001, the Company had an accumulated deficit of $26,027,838 and a deficiency in working capital. Additionally, for the three months ended March 31, 2001, the Company incurred a significant net loss and experienced negative cash flows from operations. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. As a result of these matters, the Company’s auditors have issued their opinion on the December 31, 2000 financial statements including a going concern explanatory paragraph. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.  Asset Acquisition/Recapitalization

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

2.  Asset Acquisition/Recapitalization (continued)

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

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

2.  Asset Acquisition/Recapitalization (continued)

Considering these factors and the result of discussions with the staff of Securities and Exchange Commission, the Company has concluded that HSNS’s status as an operating company does not preclude accounting for the transaction as a capital transaction, accompanied by a recapitalization. Accordingly, the Company has determined that it is more appropriate to account for the transaction in this manner.

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

      Under the Asset Purchase Agreement, HSNS agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of HSNS common stock held by Dr. Jawerth (representing $2.5 million in value) at a per share price of not less than $1.50 per share. The Asset Purchase Agreement does not stipulate a date or time period by which such sale is to occur. Under the terms of Dr. Jawerth’s employment agreement, the Company is obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale. The options will be exercisable during the second through the fifth year after the options are issued. Non-cash compensation will be recorded upon the issuance of these options. The non-cash compensation will be determined under the provisions of APB 25, pursuant to which the compensation cost will be based on the difference between the stock option exercise price of $1.50 per share and the traded value of the HSNS common stock on the date the options are issued.

      During the term of the employment agreement, Dr. Jawerth will receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits including severance benefits.

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

3.  Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of Douglas May & Company, Inc. have been presented as discontinued operations for the three months ended March 31, 2001 (see Note 8).

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

3.  Significant Accounting Policies (continued)

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

     Valuation of Long-Lived Assets

      The Company periodically reviews its long-lived assets to determine if events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments will be made if the sum of the expected future undiscounted cash flows is less than the carrying value of the asset.

     New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which is required to be adopted for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted this statement in the first quarter of 2001. Because of the Company’s minimal use of

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

3.  Significant Accounting Policies (continued)

derivatives, management does not anticipate that the adoption of this statement will have a significant effect on the operations or financial position of the Company.

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. The Company will adopt SFAS 142 in the fiscal year beginning January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 is not expected to have a significant effect on the operating results or financial position of the Company.

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

      On February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of the Asset Purchase Agreement. See Note 2. As of the closing date of the transaction, Summus, Ltd. had not delivered to HSNS all of the MaxxSystem suite of software products specified in the software license agreement and, therefore, was not able to recognize any revenue associated with such agreement. Upon the

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

4.  Deferred Software Royalty Revenue (continued)

closing of the transaction, the agreements between Summus, Ltd. and HSNS entered into in mid-February 2000 were made null and void. As a result, the deferred revenue associated with the mid-February 2000 agreements was reclassified to additional paid-in capital as of the closing of the transaction.

5.  Common Stock

      Subsequent to HSNS’s acquisition of the assets and operations of Summus, Ltd. (see Note 2), HSNS has issued 408,134 shares of its unregistered common stock and warrants to purchase an additional 816,268 shares of common stock for gross proceeds of $1,127,227. The warrants have exercise prices ranging from $3.50 to $4.00 per share, a term of five years and cannot be exercised within five months of the date of issuance.

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

6.  Preferred Stock (continued)

•	will vote equally with the common stock on an as-converted basis.

      The above rights apply even if there are insufficient authorized shares of common stock to permit conversion of the shares of Series B preferred stock. There are no other preferences or privileges associated with the Series B preferred stock.

7.  Settlements of Contractual Disputes and Litigation

      In June 2001, the Company entered into an agreement of settlement and compromise whereby it issued 250,000 shares of its restricted common stock in full satisfaction of a $435,815 payable to entities affiliated with a related party. Under the terms of the agreement, the Company agreed to register the resale of the shares issued upon the Company’s filing of a registration statement under the Securities Act of 1933.

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

7. Settlements of Contractual Disputes and Litigation (continued)

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

8.  Subsequent Event

     Divestiture of “Rich Media Direct” (RMD) Business, including Douglas May & Co., Inc.

      Upon the closing of the Summus, Ltd. asset acquisition, the Company determined to focus primarily on Summus, Ltd.’s business operations immediately prior to the transaction. The Company chose to focus primarily on Summus, Ltd.’s business plan because management perceived it had the potential to create greater shareholder value compared to the scope of HSNS’s business operations. In addition, the Company did not expect to have the fund-raising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. The Company did not establish a plan to divest itself of its “rich media direct” (RMD) business (including Douglas May & Co.’s operations) but began to undertake a management review to determine the appropriate course of action for this portion of its business given the existing and anticipated funding constraints.

      On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. and related rich media direct assets. Under the terms of a share acquisition agreement, the Company acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May in June 2000. The date of the transaction, September 19, 2001, represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 (“APB 30”), for the disposition of the Company’s rich media direct business. Although the measurement date of the disposition occurred in the third quarter of 2001, the results of operations of Douglas May & Co. have been presented as discontinued operations in the Company’s statement of operations for the three months ended March 31, 2001 in accordance with the guidance of APB 30. For the period February 16, 2001 through March 31, 2001, the operations of Douglas May & Co. reflected approximately $157,639 in revenues and a net loss of $35,318. The carrying value of the assets of Douglas May & Co. was approximately $81,000 at March 31, 2001. The Company has recorded a loss of $215,500 on this disposition for the three months ended March 31, 2001.

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

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

8.  Subsequent Event (continued)

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

      The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, the Company has granted to this company a perpetual, non-exclusive, non-transferable license with respect to some of the Company’s core software technology for image, video compression and video streaming. The technology license agreement provides for the licensee’s payment to the Company of royalties, payable on a quarterly basis, equal to the greater of: (1) a percentage of the “net revenues” derived from the sale or license of end user products using or incorporating the licensed technology or (2) specified minimum amounts This royalty payment plan will remain in effect each year the agreement remains in effect. The agreement can be terminated by the licensee at any time following the first to occur: (1) payment of $400,000 in royalty payments to the Company or (2) ninety days prior to the second anniversary of the agreement, provided that $400,000 in royalty payments have been earned by the Company.

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

     The HSNS Acquisition of Summus, Ltd.’s Assets and Operations

      On February 16, 2001, HSNS acquired all of the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended (the “Asset Purchase Agreement”).

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

      In legal form, the transaction was effected by HSNS issuing shares of its common stock and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd. The consideration paid by HSNS to acquire the assets of Summus, Ltd. is described below:

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

      Our change in the accounting for the transaction dictates a restatement of our financial statements as of and for the three month period ended March 31, 2001, to eliminate both the goodwill originally recorded in the transaction (in the amount of $27.5 million), and the amortization of the goodwill during the three months ended March 31, 2001 (in the amount of $1.1 million).

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

     Divestiture of Rich Media Direct Business

      Upon the consummation of the Summus, Ltd. asset acquisition on February 16, 2001, HSNS chose to focus primarily on Summus, Ltd.’s business plan at the time of the transaction because management perceived it had the potential to create greater shareholder value compared to the scope of HSNS’s business operations prior to the transaction. In addition, the Company did not expect to have the fund-raising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. The Company’s management began a review to determine the appropriate course of action for its “rich media direct” business (including the operations of Douglas May & Co.) in light of the existing and anticipated funding constraints, but did not establish a plan to divest itself of this business.

      On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction, September 19, 2001, represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 (“APB 30”), for the

disposition of the Company’s rich media direct business. Although the measurement date of the disposition occurred in the third quarter of 2001, the results of operations of Douglas May & Co. have been presented as discontinued operations in the Company’s statement of operations for the three months ended March 31, 2001 in accordance with the guidance of APB 30. For the period February 16, 2001 through March 31, 2001, the operations of Douglas May & Co. reflected approximately $157,639 in revenues and a net loss of $35,318. The carrying value of the assets of Douglas May & Co. was approximately $81,000 on March 31, 2001. The Company has recorded an estimated loss of $215,500 on this disposition for the three months ended March 31, 2001.

      Under the terms of the June 2000 share acquisition agreement, HSNS acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May on July 10, 2000. As partial consideration for the sale of Douglas May & Co. back to Mr. May, the Company has been released from its obligations with respect to two allotments of shares of HSNS’s common stock issued to Mr. May under the terms of the share acquisition agreement, specifically:

•	the obligation to repurchase one allotment of 87,498 shares of HSNS’s common stock for $576,000; and

•	the obligation to issue to Mr. May additional shares of HSNS’s common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date HSNS acquired Douglas May & Co.

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

Results of Operations

  Three Months ended March 31, 2001 compared to Three Months ended March 31, 2000

      Revenues. Total revenues increased $16,385 to $296,160 in the three months ended March 31, 2001, up 5.86% from $279,775 in the three months ended March 31, 2000. The increase in these revenues was primarily due to the increase in providing contract services.

      Costs of Revenues. Total costs of revenues increased $3,120 to $133,272 in the three months ended March 31, 2001, up 2.4% from $130,152 in the corresponding period of the prior year. Costs of contracts and license fees for the three months ended March 31, 2001 and 2000 was comprised primarily of salaries and related costs of providing such services.

      Total gross profit increased $13,265, or 8.9%, to $162,888 for the three months ended March 31, 2001, compared with $149,623 for the three months ended March 31, 2000. The increase was attributable to more license fee income in the first three months compared to the corresponding period of the prior year. License fee income generates a high gross profit percentage compared to contract revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three months ended March 31, 2001, were $1,682,988, compared to $1,341,660 for three months ended March 31, 2000. The increase in selling, general and administrative expenses resulted primarily from the Summus, Ltd. asset acquisition, which was consummated on February 16, 2001.

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

      Loss from Discontinued Rich Media Direct Operations. The Company recorded a loss from operations related to its “rich media direct” business of $35,318, as well as a loss on disposal of this business segment of $215,500 for the three months ended March 31, 2001. The Company’s divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.

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

      Summus, Ltd.’s principal sources of liquidity for operating activities and capital expenditures over the past three years and through February 16, 2001, consisted of capital contributions by and borrowings from certain principal shareholders and their affiliates, the sales of shares of common stock of Summus, Ltd.’s equity investee, HSNS, the licensing of software products to HSNS under the terms of the February 1999 Marketing License Agreement and loans from HSNS under the terms of the Asset Purchase Agreement prior to the closing of the Summus, Ltd. asset acquisition on February 16, 2001.

      The Company’s continuation as a going concern depends on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.

      Cash Flow used in Operating Activities. Net cash used in operating activities was $1,458,948 in the three months ended March 31, 2001, compared to $1,408,386 in the corresponding period of the prior year. The increase in net cash used in operating activities was due primarily to resulted primarily from the Summus, Ltd. asset acquisition which was consummated on February 16, 2001.

      Cash Flow from Investing Activities. Net cash provided by investing activities was of $3,857,500 in the three months ended March 31, 2000, representing the proceeds from Summus, Ltd.’s sale of 815,000 shares of common stock in HSNS, its equity investee.

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

      On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. A check of the court docket has revealed that nothing was filed during this 60-day period. We believe that Mr. Yarborough and Mr. Gordon are in the process of reaching a settlement of this matter. The Company has not recorded a loss contingency accrual relating to this complaint because; in management’s opinion, it is not probable that a loss contingency exists and an amount cannot be reasonably estimated.

  The ENELF Litigation

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated Aware, Inc. and Summus, Ltd. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. We have filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity and unenforceability, and intend to vigorously defend against this lawsuit. The Company has not recorded a loss contingency relating to this lawsuit because in management’s opinion, it is not probable that a loss contingency exists and an amount cannot be reasonably estimated.

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

      Prior to the Summus, Ltd. asset acquisition, options exercisable for an aggregate of 460,000 shares of common stock were issued to Messrs. Robert Lowrey and Andrew Fox with exercise prices below the fair market value at the time of issuance and options exercisable for an additional 93,744 shares of common stock were issued to HSNS employees for payment of bonuses in lieu of cash for services performed in fiscal 2000. These options were fully vested upon issuance.

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

      By letter, dated July 20, 2001, Stuart Diamond resigned as Chairman of the Board and as a member of the Board of Directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit	Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated October 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K dated February 16, 2001)
2.2	Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 of our Current Report on Form 8-K dated February 16, 2001)
2.3	Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among High Speed Net Solutions, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 of our Current Report on Form 8-K dated February 16, 2001)
2.4	Escrow Agreement, dated as of February 16, 2001, by and among High Speed Net Solutions, Inc., Summus, Ltd. and Branch Banking Trust Company (incorporated by reference to Exhibit 10.05 of our Current Report on Form 8-K dated February 16, 2001)
3.1	Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.01 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)
3.3	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.03 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed May 15, 2000)
3.4	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000 (incorporated by reference to Exhibit 3.4 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)
3.5	Amendment to Articles of Incorporation and Statement of Rights and Preferences of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.01 of our Current Report on Form 8-K dated February 16, 2001)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)
10.1	Contract #N00014-01-C-0217, dated March 13, 2001, between Summus, Ltd. and the Office of Naval Research (incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on July 5, 2001)
10.2	Settlement Agreement and General Release of all Claims, effective April 25, 2001, by and among High Speed Net Solutions, Inc., RPC International L.C. and Ronald P. Cropper (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)
10.3	Release and Settlement Agreement, dated April 30, 2001, between Pin High Company, Inc. and Summus, Ltd. (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed July 5, 2001)

Exhibit		Exhibit
Number		Description

10.4	*	Amendment to High Speed Net Solutions, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)
10.5	*	Executive Employment Agreement, dated as of February 16, 2001, between High Speed Net Solutions, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)

*	Executive compensation plans and arrangements.

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

High Speed Net Solutions, Inc.

Date: October 31, 2001	By: /s/ BJORN JAWERTH Bjorn Jawerth Co-Chief Executive Officer

Date: October 31, 2001	By: /s/ ROBERT S. LOWREY Robert S. Lowrey Chief Financial Officer

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