Form 10-Q/A
period 2001-06-30
HIGH SPEED NET SOLUTIONS INC
filed 2001-10-31
CIK 1104332

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

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

i

PART I.

FINANCIAL INFORMATION

Item  1.  Financial Statements

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000

	(Unaudited)
	(Restated)

Assets

Current assets:

Cash	$143,567	$208,495

Accounts receivable	43,888	32,744

Other current assets	84,553	39,153

Total current assets	272,008	280,392

Receivable from related party	—	134,677

Capitalized software development costs	95,808	—

Equipment, software and furniture, net	1,096,503	991,202

Total assets	$1,464,319	$1,406,271

Liabilities and shareholders’ deficit

Accounts payable and accrued expenses	$4,285,047	$1,282,157

Accrued salaries and related costs	261,867	721,956

Preferred stock dividends payable	223,441	—

Notes payable, current portion	229,215	229,215

Capital lease obligations, current portion	385,156	339,724

Loans payable to related party	—	1,435,000

Total current liabilities	5,384,726	4,008,052

Capital lease obligations, less current portion	146,709	117,966

Notes payable, less current portion	100,000	100,000

Deferred software royalty revenue	—	1,834,065

Redeemable common stock (87,498 shares)	576,000	—

Shareholders’ deficit:

Preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	2,000,000	—

Preferred stock, Series B, $.001 par value; authorized 6,500 shares, 6,000 and 4,000 shares issued and outstanding, respectively	6	4

Common stock, $.001 par value; authorized 50,000,000 shares; 34,837,282 shares issued and outstanding at June 30, 2001 and 9,584,938 shares issued and outstanding at December 31, 2000	34,837	9,585

Additional paid-in capital	22,304,510	19,729,222

Stock subscription receivable	(100,000)	—

Deferred compensation	(753,120)	(978,510)

Accumulated deficit	(28,001,730)	(23,414,113)

Treasury stock, at cost (38,500 shares)	(227,619)	—

Total shareholders’ deficit	(4,743,116)	(4,653,812)

Total liabilities and shareholders’ deficit	$1,464,319	$1,406,271

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

	June 30, 2001	June 30, 2000

	(Restated)

Revenues:

Contracts and license fees	$211,019	$390,571

Costs of revenues:

Contracts and license fees	102,484	157,210

Gross Profit	108,535	233,361

Selling, general and administrative expenses	1,841,989	1,551,396

Non-cash compensation	57,806	823,999

Research and development	115,657	378,656

Operating loss	(1,906,917)	(2,520,690)

Other income (expense):

Gain on sale of stock of equity investee	—	117,188

Participation in loss of equity investee	—	(1,010,479)

Interest income (expense), net	(8,708)	20,021

Total other income (expense)	(8,708)	(873,270)

Loss from continuing operations	(1,915,625)	(3,393,960)

Loss from operations of discontinued Rich Media Direct business	(14,670)	—

Net loss	$(1,930,295)	$(3,393,960)

Net loss applicable to common shareholders:

Net loss	$(1,930,295)	$(3,393,960)

Preferred stock dividends	(43,597)	—

Net loss applicable to common shareholders	$(1,973,892)	$(3,393,960)

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.06)	$(0.10)

Loss applicable to common shareholders from discontinued operations	(0.00)	—

Net loss	$(0.06)	$(0.10)

Weighted average shares of common stock outstanding	33,905,419	9,561,860

Recapitalization resulting from the Summus, Ltd. asset acquisition	—	23,392,035

Weighted average shares of common stock outstanding giving effect to the recapitalization	33,905,419	32,953,895

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	?Six Months Ended

	June 30, 2001	June 30, 2000

	(Restated)

Revenues:

Contracts and license fees	$507,179	$670,346

Costs of revenues:

Contracts and license fees	235,756	287,362

Gross Profit	271,423	382,984

Selling, general and administrative expenses	3,524,977	2,893,056

Non-cash compensation	772,262	823,999

Research and development	217,386	773,913

Operating loss	(4,243,202)	(4,107,984)

Other income (expense):

Gain on sale of stock of equity investee	—	3,244,767

Participation in loss of equity investee	—	(2,082,693)

Interest income (expense), net	(12,073)	49,974

Total other income (expense)	(12,073)	1,212,048

Loss from continuing operations	(4,255,725)	(2,895,936)

Loss from operations of discontinued Rich Media Direct business	(49,988)	—

Loss on disposal of Rich Media Direct business	(215,500)	—

Net loss	$(4,520,763)	$(2,895,936)

Net loss applicable to common shareholders:

Net loss	$(4,520,763)	$(2,895,936)

Preferred stock dividends	(66,854)	—

Net loss applicable to common shareholders	$(4,587,617)	$(2,895,936)

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.13)	$(0.09)

Loss applicable to common shareholders from discontinued operations	(0.01)	—

Net loss	$(0.14)	$(0.09)

Weighted average shares of common stock outstanding	27,405,009	9,561,860

Recapitalization resulting from the Summus, Ltd. asset acquisition	6,074,175	23,392,035

Weighted average shares of common stock outstanding giving effect to the recapitalization	33,479,184	32,953,895

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Preferred Stock

	Series A		Series B		Common Stock			Stock
							Additional	Subscription	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Receivable	Comp

Balance at December 31, 2000	—	$—	4,000	$4	9,584,938	$9,585	$19,729,222	$—	$(978,510)

Recapitalization resulting from the Summus, Ltd. asset acquisition	2,000	2,000,000	2,000	2	23,392,035	23,392	(3,734,020)	—	—

Elimination of deferred revenue	—	—	—	—	—	—	1,834,065	—	—

Common stock options granted for services	—	—	—	—	—	—	866,533	—	—

Common stock sold for cash	—	—	—	—	1,052,749	1,052	2,837,805	(100,000)	—

Preferred stock dividends	—	—	—	—	—	—	—	—	—

Common stock issued in partial settlement of loss contingency	—	—	—	—	550,000	550	419,436	—	—

Deferred compensation recognized in connection with the issuance of stock options	—	—	—	—	—	—	240,500	—	(240,500)

Amortization of deferred compensation	—	—	—	—	—	—	—	—	133,074

Reversal of deferred compensation of forfeited options	—	—	—	—	—	—	(332,816)	—	332,816

Common stock issued in settlement of amounts due to related parties	—	—	—	—	250,000	250	435,565	—	—

Common stock issued in partial settlement of vendor liability	—	—	—	—	5,560	6	7,722	—	—

Stock option exercise	—	—	—	—	2,000	2	498	—	—

Net loss for the period	—	—	—	—	—	—	—	—	—

Balance June 30, 2001 (Unaudited) (Restated)	2,000	$2,000,000	6,000	$6	34,837,282	$34,837	$22,304,510	$(100,000)	$(753,120)

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Total
	Accumulated	Treasury	Shareholders’
	Deficit	Stock	Equity

Balance at December 31, 2000	$(23,414,113)	$—	$(4,653,812)

Recapitalization resulting from the Summus, Ltd. asset acquisition	—	(227,619)	(1,938,245)

Elimination of deferred revenue	—	—	1,834,065

Common stock options granted for services	—	—	866,533

Common stock sold for cash	—	—	2,738,857

Preferred stock dividends	(66,854)	—	(66,854)

Common stock issued in partial settlement of loss contingency	—	—	419,986

Deferred compensation recognized in connection with the issuance of stock options	—	—	—

Amortization of deferred compensation	—	—	133,074

Reversal of deferred compensation of forfeited options	—	—	—

Common stock issued in settlement of amounts due to related parties	—	—	435,815

Common stock issued in partial settlement of vendor liability	—	—	7,728

Stock option exercise	—	—	500

Net loss for the period	(4,520,763)	—	(4,520,763)

Balance June 30, 2001 (Unaudited) (Restated)	$(28,001,730)	$(227,619)	$(4,743,116)

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended

	June 30, 2001	June 30, 2000

	(Restated)

Operating activities

Loss from continuing operations	$(4,255,275)	$(2,895,936)

Adjustments to reconcile loss to net cash used in operating activities:

Gain on sale of investment in equity investee	—	(3,244,767)

Loss on investment in equity investee	—	2,082,693

Non-cash compensation	772,262	823,999

Common stock issued for services	7,728	—

Depreciation	289,848	175,756

Changes in operating assets and liabilities, net of Summus, Ltd. asset acquisition:

Accounts receivable	600	(280,164)

Other current assets	(41,405)	20,815

Accounts payable and accrued expenses	115,455	433,839

Accrued salaries and related costs	94,467	74,889

Deferred software royalty revenue	—	(658,331)

Net cash used in continuing operations	(3,016,320)	(3,467,207)

Net cash used in discontinued operations	(10,623)	—

Net cash used in operating activities	(3,026,943)	(3,467,207)

Investing activities

Proceeds from sale of investment in equity investee	—	4,057,500

Capitalized software development costs	(95,808)	—

Net cash (used in) provided by investing activities	(95,808)	4,057,500

Financing activities

Proceeds from sale of common stock	2,739,357	—

Proceeds from loan with related party	540,000	—

Principal payments on capital lease obligations and notes	(121,534)	(139,562)

Cash payments on loss contingency accrual	(100,000)	—

Net cash provided by (used in) financing activities	3,057,823	(139,562)

Net (decrease) increase in cash	(64,928)	450,731

Cash at beginning of period	208,495	647,704

Cash at end of period	$143,567	$1,098,435

Supplemental disclosures of cash flow information

Cash paid for interest	$12,703	$4,646

The accompanying notes constitute an integral part of these consolidated financial statements.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

      The condensed consolidated financial statements of High Speed Net Solutions, Inc. (“HSNS” or the “Company”) and its subsidiaries included in this registration statement on Form 10 are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of HSNS and its subsidiaries as of June 30, 2001, the results of operations for the six month periods ended June 30, 2000 and 2001, shareholders’ equity as of June 30, 2001, and cash flows for the six month periods ended June 30, 2000 and 2001.

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

      The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2001, have been restated to reflect a change in the accounting for HSNS’s acquisition of the assets and operations of Summus, Ltd. Initially, the transaction was recorded as a reverse acquisition in which Summus, Ltd. was treated as the accounting acquirer; HSNS, the acquired corporation. The initial accounting for the transaction as a reverse acquisition resulted in the recording of goodwill in the amount of $27.5 million, as well as amortization of the goodwill in the approximate amount of $3.4 million during the six month period ended June 30, 2001. Upon further analysis, the Company has determined that it is more appropriate to account for the transaction as a capital transaction, accompanied by a recapitalization. See Note 2 to the financial statements for a further discussion of the transaction.

      In connection with the reissuance of the Company’s unaudited condensed consolidated financial statements for the three month period ended March 31, 2001, the Company will record the estimated loss on disposal of its Rich Media Direct business of $215,500 as part of its discontinued operations accounting. The Company initially provided for this loss in the three month period ended June 30, 2001.

      In connection with accounting for the Summus, Ltd. asset acquisition as a capital transaction, the Company has charged to equity (i.e., additional paid-in capital) transaction costs to the extent of HSNS’s cash at the time of the transaction. Initially, these costs were charged to expense.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Basis of Presentation (continued)

      The following table summarizes the effect of the restatement adjustments on the Company’s balance sheet and statement of operations as of and for the six month period ended June 30, 2001:

Balance Sheet

Total assets as previously reported	$25,524,217

Elimination of net goodwill	(24,059,898)

Total assets as restated	$1,464,319

	Statement of Operations

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Net loss as previously reported	$(4,437,126)	$(8,039,146)

Elimination of goodwill amortization	2,291,331	3,436,072

Elimination of loss on disposal of Rich Media Direct business	215,500	—

Transaction costs reclassified to Additional Paid-in Capital	—	82,311

Net loss as restated	$(1,930,295)	$(4,520,763)

Net loss per share as previously reported	$(0.13)	$(0.30)

Net loss per share as restated	$(0.06)	$(0.14)

      The accompanying unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in Summus, Ltd.’s audited financial statements for the year ended December 31, 2000, which were filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000, as amended. The Form 10-K, as amended, is available through the Internet in the SEC’s EDGAR database at www.sec.gov or from the Company upon request.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2001, the Company had an accumulated deficit of $28,001,730 and a deficiency in working capital. Additionally, for the six months ended June 30, 2001, the Company incurred a significant net loss and experienced negative cash flows from operations. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. As a result of these matters, the Company’s auditors have issued their opinion on the December 31, 2000 financial statements including a going concern explanatory paragraph. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

2.  Asset Acquisition/Recapitalization (continued)

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Asset Acquisition/Recapitalization (continued)

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Asset Acquisition/Recapitalization (continued)

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

3.  Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of Douglas May & Company, Inc. have been presented as discontinued operations for the six months ended June 30, 2001 (see Note 8).

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

      Non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances totaled $772,262 in the six months ended June 30, 2001.

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

      On February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of the Asset Purchase Agreement. See Note 2. As of the closing date of the transaction, Summus, Ltd. had not delivered to HSNS all of the MaxxSystem suite of software products specified in the software license agreement and, therefore, was not able to recognize any revenue associated with such agreement. Upon the closing of the transaction, the agreements between Summus, Ltd. and HSNS entered into in mid-February 2000 were made null and void. As a result, the deferred revenue associated with the mid-February 2000 agreements was reclassified to additional paid-in capital as of the closing of the transaction.

5.  Common Stock

      Subsequent to HSNS’s acquisition of the assets and operations of Summus, Ltd. (see Note 2), HSNS has issued 1,052,749 shares of its unregistered common stock and warrants to purchase an additional 2,132,632 shares of common stock for gross proceeds of $2,738,857. The warrants have exercise prices ranging from $3.50 to $5.25 per share, a term of five years and cannot be exercised within five months of the date of issuance.

6.  Preferred Stock

     Series A Preferred Stock

      The Company has 2,000 shares of Series A preferred stock outstanding at June 30, 2001. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the “Liquidation Preference”). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000. As of June 30, 2001 cumulative dividends accrued were $223,441.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

7. Settlements of Contractual Disputes and Litigation (continued)

respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Subsequent Events (continued)

     The ENELF Litigation

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated Aware, Inc. and Summus, Ltd. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. We have filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity, and unenforceability. We have recently entered into settlement discussions with ENELF, but are prepared to provide a vigorous defense to this lawsuit. Mediation has been scheduled for November 2001. The Company has not recorded a loss contingency relating to this complaint because, in management’s opinion, it is not probable that a loss contingency exists and an amount cannot reasonably be estimated.

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

8.  Subsequent Events (continued)

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

     Settlement of Claims of Van Ernst Jakobs N.V.

      On August 21, 2001, the Company commenced negotiations with Van Ernst Jakobs N.V. (“VEJ”) regarding the settlement of disputed amounts claimed by VEJ.

      VEJ asserted a claim for services rendered in connection with the fund raising activities it coordinated and for services as a “finder” in the Summus, Ltd. asset acquisition. VEJ asserted that certain amounts were due and payable by the Company to VEJ, in the form of cash and equity securities of the Company. The Company’s management was of the view that payment of any amounts to VEJ (beyond consideration previously paid in connection with its capital-raising efforts on behalf of the Company, consisting of a cash payment of $100,000 and the issuance of 32,501 shares of the Company’s common stock) was conditioned on VEJ raising additional capital for the Company.

      Upon consultation with the Company’s outside counsel, the Company was advised of the strengths and weaknesses of VEJ’s claims and the uncertain outcome of potential litigation. After considering the facts and circumstances, the Company’s management agreed to settle the claim (for a significantly lower amount than originally claimed and with no disbursement of cash) in order to:

(1)	maintain a good relationship with VEJ, as a shareholder of HSNS and as a representative of other significant HSNS shareholders;

(2)	further induce VEJ to assist with or participate in future capital raising activities (recognizing that VEJ has been involved in significant capital raising transactions on behalf of HSNS that have been

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Subsequent Events (continued)

critical to the financing of its operations and HSNS continues to depend upon sales of its equity securities to finance its operations); and

(3)	avoid costly litigation in connection with the settlement of the asserted claim.

      In October 2001, the Company and VEJ reached an agreement in principle which contemplates that the Company will issue to VEJ:

(1)	80,000 shares of its common stock (in lieu of a cash payment of $143,415);

(2)	a warrant to purchase 250,000 shares of HSNS common stock with an exercise price of $4.00 per share, valued using the Black-Scholes pricing model, at $400,000;

(3)	a warrant to purchase 150,000 of HSNS common stock with an exercise price of 2.50 per share, valued, using the Black-Scholes pricing model, at $256,500; and

(4)	a warrant to purchase 150,000 of HSNS common stock with an exercise price of 4.50 per share, valued, using the Black-Scholes pricing model, at $252,000.

      The Company will expense the aggregate value of these securities, $1.1 million, in the third quarter ending September 30, 2001.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the six months ended June 30, 2001, were $3,524,977, compared to $2,893,056 for six months ended June 30, 2000. The increase in selling, general and administrative expenses resulted primarily from the business combination between HSNS and Summus, Ltd.

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

      Cash Flow used in Operating Activities. Net cash used in operating activities was $3,026,943 in the six months ended June 30, 2001, compared to $3,467,207 in the corresponding period of the prior year. The decrease in net cash used in operating activities was due primarily to the reduced staffing level in the first half of 2001 compared with that during the comparable period in the prior year.

      Cash Flow from Investing Activities. Net cash used in investing activities was $95,808 in the six months ended June 30, 2001, compared to net cash provided by investing activities of $4,057,500 in the corresponding period of the prior year, representing the proceeds from Summus, Ltd.’s sale of 915,000 shares of common stock in HSNS, its equity investee.

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

  The ENELF Litigation

      On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated, Aware, Inc. and Summus, Ltd. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. We have filed an answer denying ENELF’s allegations, and seeking a declaratory judgment of non-infringement, invalidity and unenforceability. We have recently entered into settlement discussions with ENELF, but are prepared to provide a vigorous defense to this lawsuit. Mediation has been scheduled for November 2001. The Company has not recorded a loss contingency relating to this lawsuit because, in management’s opinion, it is not probable that a loss contingency exists and an amount cannot be reasonably estimated.

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

HIGH SPEED NET SOLUTIONS, INC.

Date: October 31, 2001

By:	/s/ BJORN JAWERTH _______________________________________ Bjorn Jawerth

Co-Chief Executive Officer

Date: October 31, 2001

By:	/s/ ROBERT S. LOWREY _______________________________________ Robert S. Lowrey

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