Form 10-Q
period 2001-09-30
HIGH SPEED NET SOLUTIONS INC
filed 2001-11-14
CIK 1104332

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2001
Common stock, par value $.001 per share	36,392,201

HIGH SPEED NET SOLUTIONS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

i

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

HIGH SPEED NET SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2001	December 31, 2000

	(Unaudited)

Assets

Current assets:

Cash	$246,751	$208,495

Accounts receivable	42,093	32,744

Other current assets	60,480	39,153

Total current assets	349,324	280,392

Receivable from related party	—	134,677

Capitalized software development costs	337,451	—

Equipment, software and furniture, net	820,778	991,202

Total assets	$1,507,553	$1,406,271

Liabilities and shareholders’ deficit

Accounts payable and accrued expenses	$4,535,743	$1,282,157

Non-cash settlement	1,051,915	—

Accrued salaries and related costs	261,867	721,956

Deferred redemption feature	576,000	—

Preferred stock dividends payable	267,910	—

Notes payable, current portion	304,215	229,215

Capital lease obligations, current portion	411,562	339,724

Loans payable to related party	—	1,435,000

Total current liabilities	7,409,212	4,008,052

Capital lease obligations, less current portion	117,549	117,966

Notes payable, less current portion	25,000	100,000

Deferred software royalty revenue	—	1,834,065

Shareholders’ equity (deficit):

Preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	2,000,000	—

Preferred stock, Series B, $.001 par value; authorized 6,500 shares, 6,000 shares issued and outstanding at September 30, 2001 and 4,000 shares issued and outstanding at December 31, 2000	6	4

Common stock, $.001 par value; authorized 50,000,000 shares; 35,968,532 shares issued and outstanding at September 30, 2001 and 9,584,938 shares issued and outstanding at December 31, 2000.	35,968	9,585

Additional paid-in capital	24,484,997	19,729,222

Stock subscription receivable	(100,000)	—

Deferred compensation	(591,723)	(978,510)

Accumulated deficit	(31,645,837)	(23,414,113)

Treasury stock, at cost (38,500 shares)	(227,619)	—

Total shareholders’ equity (deficit)	(6,044,208)	(4,653,812)

Total liabilities and shareholders’ equity (deficit)	$1,507,553	$1,406,271

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended

	September 30, 2001	September 30, 2000

Revenues:

Contracts and license fees	$117,279	$98,758

Costs of revenues:

Contracts and license fees	54,388	42,054

Gross Profit	62,891	56,074

Selling, general and administrative expenses	2,238,529	1,642,239

Non-cash compensation	126,794	875,739

Research and development	149,042	217,523

Loss before Other income (expense)	(2,451,474)	(2,678,797)

Other income (expense):

Non-cash settlement	(1,051,915)	—

Gain on sale of stock of equity investee	—	435,298

Participation in loss of equity investee	—	(954,512)

Interest income (expense), net	(10,439)	1,716

Total other income (expense)	(1,062,354)	(517,498)

Loss from continuing operations	(3,513,828)	(3,196,295)

Loss from operations of discontinued Rich Media Direct business	(85,810)	—

Net loss	$(3,599,638)	$(3,196,295)

Net loss applicable to common shareholders:

Net loss	$(3,599,638)	$(3,196,295)

Preferred stock dividends	(44,469)	—

Net loss applicable to common shareholders	$(3,644,107)	$(3,196,295)

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.10)	$(0.10)

Loss applicable to common shareholders from discontinued operations	(0.00)	—

Net loss	$(0.10)	$(0.10)

Weighted average shares of common stock outstanding	35,370,741	9,561,860

Recapitalization resulting from the Summus, Ltd. asset acquisition	—	23,392,035

Weighted average shares of common stock outstanding giving effect to the recapitalization	35,370,741	32,953,895

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

Consolidated Statements Of Operations (Unaudited)

	Nine Months Ended

	September 30, 2001	September 30, 2000

Revenues:

Contracts and license fees	$624,458	$769,104

Costs of revenues:

Contracts and license fees	290,144	329,416

Gross Profit	334,314	439,688

Selling, general and administrative expenses	5,763,506	4,535,295

Non-cash compensation	899,056	1,699,738

Research and development	366,428	991,436

Loss before Other income (expense)	(6,699,676)	(6,786,781)

Other income (expense):

Non-cash settlement	(1,051,915)	—

Gain on sale of stock of equity investee	—	3,680,065

Participation in loss of equity investee	—	(3,037,205)

Interest income (expense), net	(22,512)	51,690

Total other income (expense)	(1,074,427)	694,550

Loss from continuing operations	(7,769,103)	(6,092,231)

Loss from operations of discontinued Rich Media Direct business	(135,798)	—

Loss on disposal of Rich Media Direct business	(215,500)	—

Net loss	$(8,120,401)	$(6,092,231)

Net loss applicable to common shareholders:

Net loss	$(8,120,401)	$(6,092,231)

Preferred stock dividends	(111,323)	—

Net loss applicable to common shareholders	$(8,231,724)	$(6,092,231)

Per share amounts (basic and diluted):

Loss applicable to common shareholders from continuing operations	$(0.23)	$(0.18)

Loss applicable to common shareholders from discontinued operations	(0.01)	—

Net loss	$(0.24)	$(0.18)

Weighted average shares of common stock outstanding	30,127,689	9,561,860

Recapitalization resulting from the Summus, Ltd. asset acquisition	3,985,310	23,392,035

Weighted average shares of common stock outstanding giving effect to the recapitalization	34,112,999	32,953,895

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

Consolidated Statement of Shareholders’ Equity

	Preferred Stock

	Series A		Series B		Common Stock
							Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital

Balance at December 31, 2000	—	$—	4,000	$4	9,584,938	$9,585	$19,729,222

Recapitalization resulting from the Summus, Ltd. asset acquisition	2,000	2,000,000	2,000	2	23,392,035	23,392	(3,734,020)

Elimination of deferred revenue	—	—	—	—	—	—	1,834,065

Common stock options granted for services	—	—	—	—	—	—	930,911

Common stock sold for cash	—	—	—	—	2,179,956	2,179	5,050,978

Preferred stock dividends	—	—	—	—	—	—	—

Common stock issued in partial settlement of loss contingency	—	—	—	—	550,000	550	419,436

Deferred compensation recognized in connection with the issuance of stock options	—	—	—	—	—	—	360,500

Amortization of deferred compensation	—	—	—	—	—	—	—

Reversal of deferred compensation of forfeited options	—	—	—	—	—	—	(551,897)

Common stock issued in settlement of amounts due to related parties	—	—	—	—	250,000	250	435,565

Common stock issued in partial settlement of vendor liability	—	—	—	—	5,560	6	7,722

Stock option exercises	—	—	—	—	6,043	6	2,515

Net loss for the period	—	—	—	—	—	—	—

Balance September 30, 2001 (Unaudited)	2,000	$2,000,000	6,000	$6	35,968,532	$35,968	$24,484,997

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stock				Total
	Subscription	Deferred	Accumulated	Treasury	Shareholders’
	Receivable	Comp	Deficit	Stock	Equity

Balance at December 31, 2000	$—	$(978,510)	$(23,414,113)	$—	$(4,653,812)

Recapitalization resulting from the Summus, Ltd. asset acquisition	—	—	—	(227,619)	(1,938,245)

Elimination of deferred revenue	—	—	—	—	1,834,065

Common stock options granted for services	—	—	—	—	930,911

Common stock sold for cash	(100,000)	—	—	—	4,953,157

Preferred stock dividends	—	—	(111,323)	—	(111,323)

Common stock issued in partial settlement of loss contingency	—	—	—	—	419,986

Deferred compensation recognized in connection with the issuance of stock options	—	(360,500)	—	—	—

Amortization of deferred compensation	—	195,390	—	—	195,390

Reversal of deferred compensation of forfeited options	—	551,897	—	—	—

Common stock issued in settlement of amounts due to related parties	—	—	—	—	435,815

Common stock issued in partial settlement of vendor liability	—	—	—	—	7,728

Stock option exercises	—	—	—	—	2,521

Net loss for the period	—	—	(8,120,401)	—	(8,120,401)

Balance September 30, 2001 (Unaudited)	$(100,000)	$(591,723)	$(31,645,837)	$(227,619)	$(6,044,208)

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	September 30, 2001	September 30, 2000

Operating activities

Loss from continuing operations	$(7,769,103)	$(6,092,231)

Adjustments to reconcile loss to net cash used in operating activities:

Gain on sale of investment in equity investee	—	(3,680,065)

Loss on investment in equity investee	—	3,037,205

Non-cash compensation	899,056	1,699,738

Common stock issued for services	55,428	—

Depreciation	565,573	230,515

Changes in operating assets and liabilities, net of Summus, Ltd. asset acquisition:

Accounts receivable	2,395	21,558

Other current assets	(17,332)	20,815

Accounts payable and accrued expenses	252,371	766,259

Non-cash settlement	1,051,915	—

Accrued salaries and related costs	94,467	121,271

Deferred software royalty revenue	—	(658,331)

Net cash used in continuing operations	(4,865,230)	(4,533,266)

Net cash used in discontinued operations	(30,453)	—

Net cash used in operating activities	(4,895,683)	(4,533,266)

Investing activities

Proceeds from sale of investment in equity investee	—	4,493,428

Purchases of property and equipment	—	(132,233)

Capitalized software development costs	(337,451)	—

Net cash (used in) provided by investing activities	(337,451)	4,361,195

Financing activities

Proceeds from sale of common stock and warrants	4,955,678	—

Proceeds from loan with related party	540,000	500,000

Principal payments on capital lease obligations and notes	(124,288)	(180,222)

Cash payments on loss contingency accrual	(100,000)	—

Net cash provided by financing activities	5,271,390	319,778

Net increase in cash	38,256	147,707

Cash at beginning of period	208,495	647,704

Cash at end of period	$246,751	$795,411

Supplemental disclosures of cash flow information

Cash paid for interest	$22,512	$3,715

The accompanying notes constitute an integral part of these consolidated financial statements.

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

      The condensed consolidated financial statements of High Speed Net Solutions, Inc. (“HSNS” or the “Company”) and its subsidiaries included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of HSNS and its subsidiaries as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2000 and 2001, shareholders’ equity as of September 30, 2001, and cash flows for the nine month periods ended September 30, 2000 and 2001.

      As disclosed in Note 2 below, effective February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended (the “Asset Purchase Agreement”). In legal form, the transaction was effected by HSNS issuing shares of its common and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd. As explained more fully in Note 2, the transaction has been accounted for as a capital transaction, accompanied by a recapitalization. In view of the accounting associated with the transaction, the accompanying comparative financial statements as of December 31, 2000, and for the three and nine months ended September 30, 2000, reflect the financial position, results of operations and cash flows of Summus, Ltd. rather than the previously reported financial information of HSNS. The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited balance sheet of Summus, Ltd. as of that date.

      The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with a reading of the financial statements and accompanying notes included in Summus, Ltd.’s audited financial statements for the year ended December 31, 2000, which were filed with the Securities and Exchange Commission in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2000, as amended. The Form 10-K, as amended, is available through the Internet in the SEC’s EDGAR database at www.sec.gov or from the Company upon request.

      The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2001, the Company had an accumulated deficit of $31,645,837 and a deficiency in working capital. Additionally, for the nine months ended September 30, 2001, the Company incurred a significant net loss and experienced negative cash flows from operations. These factors, among others, indicate the Company may be unable to continue as a going concern for a reasonable period of time. As a result of these matters, the Company’s auditors have issued their opinion on the December 31, 2000 financial statements includes an explanatory paragraph which expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

1.  Basis of Presentation (continued)

      Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2.  Asset Acquisition/ Recapitalization

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

      Prior to the closing of the transaction, Summus, Ltd. was the largest shareholder of HSNS. It owned 8,217,781 shares (33.2%) of HSNS’s common stock, approximately 27.6% on a fully-diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in the Company increased to 20,593,352 shares (55.5%) of the Company’s common stock on an as-converted basis, approximately 53.1% on a fully-diluted basis.

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

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

2. Asset Acquisition/ Recapitalization (continued)

these shares were canceled, resulting in a net issuance of 16,614,288 shares of HSNS common stock. In addition, the Asset Purchase Agreement provided for the cancellation of 8,217,781 shares of HSNS common stock owned by Summus, Ltd. prior to the parties’ execution of the agreement.

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

      Under the Asset Purchase Agreement, HSNS agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of HSNS common stock held by Dr. Jawerth (representing $2.5 million in value) at a per share price of not less than $1.50 per share. The Asset Purchase Agreement does not stipulate a date or time period by which such sale is to occur. Under the terms of Dr. Jawerth’s employment agreement, the Company is obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

2.  Asset Acquisition/ Recapitalization (continued)

private sale. The options will be exercisable during the second through the fifth year after the options are issued. Non-cash compensation will be recorded upon the issuance of these options. The non-cash compensation will be determined under the provisions of APB 25, pursuant to which the compensation cost will be based on the difference between the stock option exercise price of $1.50 per share and the traded value of the HSNS common stock on the date the options are issued.

      During the term of the employment agreement, Dr. Jawerth will receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits including severance benefits.

3.  Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of Douglas May & Company, Inc. have been presented as discontinued operations for the three and nine months ended September 30, 2001.

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

      In accordance with APB 25, the Company has valued employee stock awards and stock issued to employees for services performed based on the traded value of the Company’s common stock, or the stock’s estimated fair value prior to its becoming traded, at the measurement date of the stock options and awards.

      Non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances totaled $899,056 in the nine months ended September 30, 2001.

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

      Management has structured the Company’s internal organization as one business segment from which all operating decisions are made and operating results are evaluated.

     Loss Per Share

      Loss per share has been calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.” Basic loss per share was computed by dividing the net loss for each period presented by the weighted average number of shares of common stock outstanding for such period, as adjusted for the recapitalization. Although the Company has potential common stock equivalents related to its outstanding stock options, warrants and preferred stock, these potential common stock equivalents were not included in diluted loss per share for each period presented because the effect would have been antidilutive.

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

     New Accounting Pronouncements

      On September 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after September 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after September 30, 2001. The Company will adopt SFAS 142 in the fiscal year beginning January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 is not expected to have a significant effect on the operating results or financial position of the Company.

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

      The aggregate amount of the payments received by Summus, Ltd. under the MLA was classified as deferred revenue in Summus, Ltd.’s balance sheet. Summus, Ltd. applied $507,604 and $658,332 of this deferred revenue balance against the capitalized software development costs of the software delivered under the MLA in 1999 and 2000, respectively.

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

5.  Common Stock

      Subsequent to HSNS’s acquisition of the assets and operations of Summus, Ltd. (see Note 2), HSNS has issued 2,179,956 shares of its unregistered common stock and warrants to purchase an additional 4,637,346 shares of common stock for gross proceeds of $4,953,157. The warrants have exercise prices ranging from $2.80 to $5.25 per share, a term of five years and cannot be exercised within five months of the date of issuance.

6.  Preferred Stock

     Series A Preferred Stock

      The Company has 2,000 shares of Series A preferred stock outstanding at September 30, 2001, all of which were issued on February 28, 2000. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the “Liquidation Preference”). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000. As of September 30, 2001 cumulative dividends accrued were $267,910.

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

      On June 29, 2001, the Company entered into a settlement agreement and a voting agreement with William R. Dunavant and his counsel. Under the terms of such agreements:

•	the Company issued an aggregate of 475,000 shares of common stock to Mr. Dunavant and his counsel which were valued at $352,688. Such amount was determined by applying a discount to the traded value of the Company’s stock on the date of the settlement agreement;

•	Mr. Dunavant agreed to certain resale restrictions with respect to all but 350,000 shares of common stock held by him (an aggregate of 2,275,000 shares), specifically, to limit his public resale of such shares to 30,000 shares per calendar month until February 15, 2002;

•	the Company agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all of the shares held by Mr. Dunavant, his spouse and his counsel, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement was not filed before July 31, 2001, unless counsel to the Company advised the Company (as counsel has) that it was in the best interests of the Company and its shareholders to delay the filing of such registration statement;

•	Mr. Dunavant, his spouse and his counsel agreed, for a two-year period from the date of the agreements, to vote the shares held by them in favor of and for the election of Board nominees by the Company and to vote such shares in a manner consistent with the recommendation of the Board with respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

•	the Company, on the one hand, and Mr. Dunavant and his counsel, on the other, executed mutual general releases with respect to any and all claims against each other, except with respect to the obligations and liabilities under such agreements.

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

      The Company cleared all comments with respect to its Form 10 on November 2, 2001. The Company is now endeavoring to file with the SEC a registration statement on Form S-1 as expeditiously as possible.

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

      The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company has agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the settlement agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full. The Company also executed a consent order in favor of AIC providing for AIC’s entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event the Company defaults on its obligations under the settlement agreement.

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

      VEJ asserted a claim for services rendered in connection with fund raising activities it coordinated and for services as a “finder” in the Summus, Ltd. asset acquisition. VEJ asserted that certain amounts were due and payable by the Company to VEJ, in the form of cash and equity securities of the Company. The Company’s management was of the view that payment of any amounts to VEJ (beyond consideration previously paid in connection with its capital-raising efforts on behalf of the Company, consisting of a cash payment of $100,000 and the issuance of 32,501 shares of the Company’s common stock) was conditioned on VEJ raising additional capital for the Company.

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

(2)	further induce VEJ to assist with or participate in future capital raising activities (recognizing that VEJ has been involved in significant capital raising transactions on behalf of HSNS that have been critical to the financing of its operations and HSNS continues to depend upon sales of its equity securities to finance its operations); and

(3)	avoid costly litigation in connection with the asserted claim.

      In October 2001, the Company and VEJ reached an agreement in principle (currently being memorialized in a definitive settlement agreement and release) which contemplates that the Company will issue to VEJ:

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

      The Company has expensed the aggregate value of these securities, $1,051,915, in the third quarter ending September 30, 2001.

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

8.  Discontinued Operations

     Divestiture of “Rich Media Direct” (RMD) Business, including Douglas May & Co., Inc.

      Upon the closing of the Summus, Ltd. asset acquisition, the Company determined to focus primarily on Summus, Ltd.’s business operations at the time of the transaction. The Company chose to focus primarily on Summus, Ltd.’s business plan because management perceived it had the potential to create greater shareholder value compared to the scope of HSNS’s business operations. In addition, the Company did not expect to have the fund-raising capacity to continue to fund the business plans of both Summus, Ltd. and HSNS, as previously envisioned. The Company did not establish a plan to divest itself of its “rich media direct” business (including Douglas May & Co.’s operations) but began to undertake a management review to determine the appropriate course of action for this portion of its business given the existing and anticipated funding constraints.

      On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 (“APB 30”), for the disposition of the Company’s rich media direct business. The results of operations of Douglas May & Co. have been presented as discontinued operations in the Company’s statement of operations for the three and nine months ended September 30, 2001 in accordance with the guidance of APB 30. For the period February 16, 2001 through September 30, 2001, the operations of Douglas May & Co. reflected approximately $319,000 in revenues and a net loss of $135,798. The carrying value of the assets of Douglas May & Co. was approximately $81,000 at September 30, 2001. The Company has recorded a loss of $215,500 on this disposition for the nine months ended September 30, 2001.

      Under the terms of a share acquisition agreement, the Company acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May in September 2000. As partial consideration for the Company’s sale of Douglas May & Co. back to Mr. May, the Company has been released from its obligations with respect to two allotments of shares of the Company’s common stock issued to Mr. May under the terms of the September 2000 share acquisition agreement, specifically:

•	the obligation to repurchase one allotment of 87,498 shares of the Company’s common stock for $576,000; and

•	the obligation to issue to Mr. May additional shares of the Company’s common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date the Company acquired Douglas May & Co.

      The release is expressly made conditional upon the Company not filing (or having filed against it) a petition in bankruptcy for a period of one year from the closing of the sale of Douglas May & Co. to Mr. May. Since this release is conditional for one year, the Company will continue to reflect a liability of $576,000, classified as a deferred redemption feature in the accompanying balance sheets, relating to the 87,498 shares of the Company’s common stock owned by Mr. May for the one year time period. If the Company does not file a petition in bankruptcy during the one-year time period commencing September 19, 2001, the $576,000 liability will be reclassified to permanent equity.

      Under the terms of the stock purchase agreement, Mr. May retains his option, issued under his now terminated employment agreement with the Company, to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.50 per share, such options being exercisable over a ten-year term.

      In connection with the sale of the Company’s entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company’s

HIGH SPEED NET SOLUTIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

8.  Discontinued Operations (continued)

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

Overview

      High Speed Net Solutions, Inc. d/b/a Summus (“HSNS” or the “Company”), following its acquisition of the assets and operations of Summus, Ltd. (“Summus, Ltd.”) in February 2001 (see Note 2 to the condensed consolidated financial statements included in this Form 10-Q), is engaged in research and development contract work for government agencies in the areas of complex imaging and object recognition.

      From 1991 through the date of the Company’s acquisition, Summus, Ltd.’s focus had been on providing its expertise in the fields of mathematics, including wavelets, non-linear partial differential equations and dynamical systems, and graph theory and topology, for purposes of developing complex imaging and object recognition technologies that have been applied by its government agency clients to:

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

      Currently we are undertaking two major research projects:

(1)	In September 1999, the Office of Naval Research awarded Summus, Ltd. a two-year, $600,000 contract to develop a software system to enable automatic identification and reconstruction of distinctive geological and topographic information of the seafloor bottom from side scan sonar images. The Company delivered a preliminary version of the system in July of 2001. We anticipate delivering a final version of the system in December 2001, at which time we expect to receive an additional payment of $85,000. The Company anticipates that the Office of Naval Research will extend the contract for purposes of having us provide additional functionality to the system.

(2)	In March 2001, the Office of Naval Research awarded the Company a one year, $167,000 contract to develop a computer model for the generation of synthetic side scan sonar images.

      The Company recently entered into an agreement with Face Technologies (Pty) Ltd., a wholly-owned subsidiary of arivia.kom, the South African information technology company, on terms for the purchase by Face Technologies of 1,500 licenses of the Company’s Photo ID image decompressor for Windows CE. The licenses will be used to access photo identification pictures stored in the Company’s format on the South African “credit card format” driver’s license manufactured by Prodiba (Pty) Ltd. The purchase follows a decision in 1998 by Face Technologies, Prodiba and the South African government to include photo identification images within the two-dimensional (2D) barcode printed on drivers’ licenses. The Photo ID image decompressors will be used in a mobile, wireless unit developed by SyGade (formerly NATech) for Face Technologies and the South African Department of Transport, and will assist law enforcement officials with on-location identity verification and improved information collection for accident and traffic violation reports. Although the revenues to be generated from the agreement are relatively nominal, the Company believes that its image technology may have other ID card and security-related applications.

      In conjunction with our government work, we are currently exploring applications of our complex imaging and object recognition technologies in the medical sector. Our current focus is on computerized medical diagnosis solutions for the anatomical pathological (AP) market. We are currently considering entering into a joint venture or similar arrangement with a company in this market for purposes of assessing the viability of a computerized medical diagnosis solution and potentially developing a post-screening application.

      The core of the Company’s business plan, following the Summus, Ltd. asset acquisition in February 2001 and the disposition of Douglas May & Co. in September 2001 (see Notes 2 and 8 to the Company’s condensed consolidated financial statements included in this Form 10-Q), is to focus on the emerging wireless and mobile market.

      We are in the process of developing multimedia technology to address the bandwidth, error constraints, contention with voice and data traffic, and power challenges associated with multimedia content transmission over existing and future wireless networks. Our strategic vision is to develop and commercialize technology that will enable higher quality multimedia applications to run on moderately priced mobile and wireless devices on existing wireless networks.

      Our strategy is to continue to work toward commercial release of our BlueFuelTM product line currently under development. We anticipate that the first release of the BlueFuel™ Efficiency Engine™ (a multimedia operating system designed to efficiently route, store and monitor multimedia traffic in a network) will be available during the fourth quarter of 2001. We are targeting commercial release of the BlueFuel™ Video solution (our video compression software for multimedia applications), including BlueFuel™Player (player software), BlueFuel™ Create (a content creation tool) and BlueFuel™ Server (the server-side engine) in the first quarter of 2002. In mid-September 2001, the Company conducted its first over-the-air demonstration of its BlueFuelTM Video and BlueFuelTM Image modules. The BlueFuelTM Video module was demonstrated on the Kyocera 3035 mobile phone; the BlueFuelTM Image module, on a Qualcomm BREW-enabled mobile phone. Both demonstrations featured the downloading and display of sports highlights (video clips and images, respectively) using between four and seven kilobits per second of bandwidth on the Verizon CDMA network. The video clips and images were downloaded from the Company’s media server based in Raleigh, North Carolina.

      We have recently expanded the focus of our product development efforts to include the development of an interactive multimedia exchange application that we anticipate will run, in its first release, on the Qualcomm BREW wireless platform. This application will utilize components of our BlueFuelTM technology, including BlueFuelTM Image, BlueFuelTM Create, BlueFuelTM Player, BlueFuelTM Server and the first release of the BlueFuelTM Efficiency EngineTM. This latest application development effort is expected to consume a significant amount of the Company’s technical and business development resources through the remainder of 2001. In parallel with this effort, we are dedicating additional resources to define, develop and execute a beta/field trial for BlueFuel™ Video to support our internal development efforts and begin to develop market awareness for BlueFuel™. This beta/field trial is planned for the first quarter of 2002.

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

      Regardless of our technology development and porting efforts, we will still have to secure contracts with carriers, content providers and device manufacturers to generate revenue. In that regard, we are actively seeking to enter into revenue-generating business relationships and alliances with device manufacturers, content providers and cellular carriers to extend the reach of multimedia applications to wireless and mobile devices. It is our intent to license our technology and provide a framework to those with whom we enter into such relationships and alliances that will increase usage, sell devices and increase their customer base. A specific area of focus will be to identify targeted applications to drive “market pull” for our products. This will entail working with select content providers to develop applications that represent a high likelihood of early adoption by end-users. These applications will be offered to wireless carriers and mobile virtual network operators on a revenue-sharing basis. We believe that this represents a significant opportunity for the Company to develop an on-going service revenue model.

      Although we are in the process of building relationships with wireless and mobile device manufacturers, content providers and cellular carriers, we have not, as yet, entered into any revenue-generating contractual agreements with these parties, and have not, to date, executed any product orders for the BlueFuel™ product line. We recognize that a concern for our corporate viability and the related concerns regarding our lack of financial resources and ability to meet specific applications demands and provide product support may hamper our efforts to forge such business relationships and alliances. Nevertheless, management believes that the attributes of our technology will provide opportunities to enhance our product awareness and profile through such relationships and alliances.

      We anticipate that the various components of the BlueFuel™ product line will be licensed separately or in combination with one another, with pricing dependent on the number of components licensed. Our present revenue model contemplates that wireless carriers or service providers licensing the BlueFuel™ product line would be assessed a base fee plus a royalty for each subscriber that signs up to use the service (e.g., by downloading BlueFuel™Player or accessing BlueFuel™Server). A further charge would be assessed if the service provider requires additional servers. In some cases, we may effectively subsidize the rollout of the BlueFuel™ product line through a revenue sharing arrangement entered into with a handset manufacturer, content creator and service provider.

Results of Operations

      As explained in Note 2 to the consolidated condensed financial statements included in this Form 10-Q, the acquisition of Summus, Ltd.’s assets and operations in February 2001 was accounted for as a capital transaction, accompanied by a recapitalization. By accounting for the transaction as such, the transaction is effectively viewed as the issuance of stock by Summus, Ltd. in exchange for the net monetary assets of HSNS, accompanied by a recapitalization of Summus, Ltd. The accounting for the transaction is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded. As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of the Company.

  Three Months ended September 30, 2001 compared to Three Months ended September 30, 2000

      Revenues. Total revenues increased $18,521 to $117,279 in the three months ended September 30, 2001, up 18.8% from $98,758 in the three months ended September 30, 2000. The increase in revenues was primarily due to an increase in providing government contract services.

      Costs of Revenues. Total costs of revenues increased $12,334 to $54,388 in the three months ended September 30, 2001, up 29.3% from $42,054 in the corresponding period of the prior year. Costs of contracts and license fees for the three months ended September 30, 2001 and 2000 were comprised primarily of salaries and related costs of providing government contract services.

      Total gross profit increased $6,817, or 12.2%, to $62,891 for the three months ended September 30, 2001, compared with $56,074 for the three months ended September 30, 2000. The increase was primarily attributable to providing more government contract services in the three months ended September 30, 2001 compared to the corresponding period of the prior year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three months ended September 30, 2001, were $2,238,529, compared to $1,642,239 for three months ended September 30, 2000. The increase in selling, general and administrative expenses in the third quarter of 2001 primarily reflects the effects of the Summus, Ltd. asset acquisition in February 2001.

      Non-Cash Compensation. Non-cash compensation for the three months ended September 30, 2001 was $126,794 compared to $875,739 for the three months ended September 30, 2000. During the three months ended September 30, 2001, stock options were granted to employees at prices below the fair value of the underlying common stock resulting in total compensation of $184,478, of which $64,478 was charged to expense during the three months ended September 30, 2001. The remaining amount, $120,000, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the three months ended September 30, 2001 of $62,316, reflects the amortization for three months of deferred compensation resulting from stock options granted during the year ended December 31, 2000 and during the nine months ended September 30, 2001, at prices below the fair value of the underlying common stock. For the three months ended September 30, 2000, amortization of the deferred compensation was $875,739. The decrease in amortization of deferred compensation recorded in the three months ended September 30, 2001 as compared to the corresponding period in the prior year from options granted in year 2000 is primarily attributable to the reversal of deferred compensation from forfeited stock options during 2001, plus the large number of fully vested options granted during the three months ended September 30, 2000.

      Research and Development. Research and development costs for the three months ended September 30, 2001, were $149,042 compared to $217,523 for the three months ended September 30, 2000. The decrease in these costs was due primarily to the reduced staffing level in the third quarter of 2001 compared with that during the comparable period in the prior year.

      Non-Cash Settlement. Non-cash settlement for the three months ended September 30, 2001, in the amount of $1,051,915, is entirely attributable to the settlement of claims of Van Ernst Jakobs N.V. See Note 7 to the condensed consolidated financial statements included in this Form 10-Q.

      Gain on Sale of Stock of Equity Investee. Gain on the sale of stock of equity investee for the three months ended September 30, 2000 was $435,298. In 1999, Summus, Ltd. acquired shares of HSNS common stock which it later sold to third parties. During the three months ended September 30 2000, Summus, Ltd. sold 85,000 shares of HSNS common stock for gross proceeds of $500,000, resulting in a gain on sale of $435,298.

      Participation in loss of Equity Investee. Participation in loss of equity investee for the three months ended September 30, 2000, was $954,512. In 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of Summus, Ltd.’s initial investment. During 2000, Summus, Ltd.’s investment in HSNS was reduced to zero as a result of Summus, Ltd.’s sales of shares of HSNS common stock and through Summus, Ltd.’s share of the losses of HSNS.

      Net Interest Income (Expense). Net interest expense for the three months ended September 30, 2001, was $10,439, compared to net interest income of $1,716 for the corresponding period of the prior year. Net interest expense for the three months ended September 30, 2001 related to interest costs associated with capital lease obligations and note payable agreements. The net interest income in the three months ended September 30, 2000, resulted from earnings on cash balances generated from the sale of shares of HSNS common stock, net of interest costs on capital lease obligations and note payable agreements.

      Loss from Discontinued Rich Media Direct Operations. The Company recorded a loss from operations of its “rich media direct” business of $85,810 for the nine months ended September 30, 2001. The Company’s divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001. See Note 8 to the condensed consolidated financial statements included in this Form 10-Q.

  Nine Months ended September 30, 2001 compared to Nine Months ended September 30, 2000

      Revenues. Total revenues decreased $144,646 to $624,458 in the nine months ended September 30, 2001, down 18.8% from $769,104 in the nine months ended September 30, 2000. The decrease in revenues was primarily due to a decrease in providing government contract services.

      Costs of Revenues. Total costs of revenues decreased $39,272 to $290,144 in the nine months ended September 30, 2001, down 11.9% from $329,416 in the corresponding period of the prior year. Costs of contracts and license fees for the nine months ended September 30, 2001 and 2000 were comprised primarily of salaries and related costs of providing government contract services.

      Total gross profit decreased $105,374, or 24.0%, to $334,314 for the nine months ended September 30, 2001, compared with $439,688 for the nine months ended September 30, 2000. The decrease was primarily attributable to less license fee income in the nine months ended September 30, 2001 compared to the corresponding period of the prior year. License fee income generates a higher gross profit percentage compared to contract revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the nine months ended September 30, 2001, were $5,763,506, compared to $4,535,295 for nine months ended September 30, 2000. The increase in selling, general and administrative expenses primarily reflects the effects of the Summus, Ltd. asset acquisition in February 2001.

      Non-Cash Compensation. Non-cash compensation for the nine months ended September 30, 2001 was $899,056 compared to $1,699,738 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, stock options were granted to employees at prices below the fair value of the underlying common stock resulting in total compensation of $1,064,166, of which $703,666 was charged to expense during the nine months ended September 30, 2001. The remaining amount, $360,500, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the nine months ended September 30, 2001 of $195,390, reflects the amortization for nine months of deferred compensation resulting from stock options granted during the year ended December 31, 2000 and during the nine months ended September 30, 2001, at prices below the fair value of the underlying common stock. For the nine months ended September 30, 2000, amortization of deferred compensation, resulting from the issuance of stock options at prices below the fair value of the underlying common stock, was $1,699,738. The decrease in amortization of deferred compensation recorded in the nine months ended September 30, 2001 as compared to the corresponding period in the prior year from options granted in year 2000 is primarily the result of the reversal of deferred compensation from forfeited stock options during 2001, plus the large number of fully vested options granted during the nine months ended September 30, 2000.

      Research and Development. Research and development costs for the nine months ended September 30, 2001, were $366,428 compared to $991,436 for the nine months ended September 30, 2000. The decrease in these costs was due primarily to the reduced staffing level in the first half of 2001 compared to that during the comparable period of the prior year.

      Non-Cash Settlement. Non-cash settlement for the nine months ended September 30, 2001, in the amount of $1,051,915, is entirely attributable to the settlement of claims of Van Ersnt Jakobs N.V. See Note 7 to the consolidated condensed financial statements included in this Form 10-Q.

      Gain on Sale of Stock of Equity Investee. Gain on the sale of stock of equity investee for the nine months ended September 30, 2000 was $3,680,065. In 1999, Summus, Ltd. acquired shares of HSNS common stock which it later sold to third parties. During the nine months ended September 30 2000, Summus, Ltd. sold 1,000,000 shares of HSNS common stock for gross proceeds of $4,493,428, resulting in a gain on sale of $3,680,065.

      Participation in loss of Equity Investee. Participation in loss of equity investee for the nine months ended September 30, 2000, was $3,037,205. In 1999, Summus, Ltd. acquired a majority ownership interest in HSNS. Summus, Ltd. accounted for its investment in HSNS using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in HSNS for its share of HSNS’s losses subsequent to the date of Summus, Ltd.’s initial investment. During 2000, Summus, Ltd.’s investment in HSNS was reduced to zero as a result of Summus, Ltd.’s sales of shares of HSNS common stock and through Summus, Ltd.’s share of the losses of HSNS.

      Net Interest Income (Expense). Net interest expense for the nine months ended September 30 2001, was $22,512, compared to net interest income of $51,690 for the corresponding period of the prior year. Net interest expense for the nine months ended September 30, 2001 related to interest costs associated with capital lease obligations and note payable agreements. The net interest income in the nine months ended September 30, 2000, resulted from earnings on cash balances generated from the sale of shares of HSNS common stock, net of interest costs on capital lease obligations and note payable agreements.

      Loss from Discontinued Rich Media Direct Operations. The Company recorded a loss from operations of its “rich media direct” business of $135,798, as well as a loss on disposal of this business segment of $215,500, for the nine months ended September 30, 2001. The Company’s divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001. See Note 8 to the consolidated condensed financial statements included in this Form 10-Q.

Liquidity and Capital Resources

      As of September 30, 2001, the Company had $246,751 of cash on hand and negative working capital of approximately $7.1 million. Contributing to the negative working capital balance is a current liability of approximately $1.1 million relating to the non-cash settlement of claims of Van Ernst Jakobs, N.V. This liability will be satisfied in full during in the fourth quarter of 2001 through the issuance of shares of the Company’s common stock and stock purchase warrants. As of September 30, 2001, the Company had approximately $5.4 million of accounts payable, accrued expenses, notes payable and capital lease obligations. As of September 30, 2001, the Company had entered into settlement agreements or arrangements with approximately 30 of its vendors, to which the Company owed roughly $1.5 million, under which such vendors have agreed to the Company’s payment of less than the amounts due, the extension of payment terms by between 9-18 months and/or the satisfaction of the amounts due through a combination of cash and stock. The vendor to which the Company owed the largest amount is Analysts International Corporation (“AIC”), which provided the Company with computer programming services during the 1999-2000 period. The Company entered into a settlement agreement and release, dated August 7, 2001, with AIC. Under the terms of the settlement agreement, the Company has agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full.

      The Company’s principal sources of liquidity for operating activities and capital expenditures for the past three years and through September 30, 2001, has consisted of capital contributed and borrowings from certain principal shareholders and their affiliates, the sale of shares of common stock of its equity investee, HSNS, the licensing of software products to HSNS under the February 1999 Marketing License Agreement and loans from HSNS under the Asset Purchase Agreement.

      As of September 30, 2001, the Company anticipated that the sale of its equity securities would represent the primary source of the Company’s funding, as the Company has no credit facilities. We cannot guarantee that we will continue to be able to raise capital or that if we do so it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership. The Company’s continuation as a going concern depends on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.

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

      Cash Flow used in Operating Activities. Net cash used in operating activities was $4,895,683 in the nine months ended September 30, 2001, compared to $4,533,266 in the corresponding period of the prior year. The increase in net cash used in operating activities was due primarily due to the acquisition of the assets and operations of Summus, Ltd. by HSNS on February 16, 2001, offset by the reduced staffing level in the first half of 2001 compared with that during the comparable period in the prior year.

      Cash Flow from Investing Activities. Net cash used in investing activities was $337,451 in the nine months ended September 30, 2001, representing internal capitalized software development costs, compared to net cash provided by investing activities of $4,361,195 in the corresponding period of the prior year, representing the proceeds from Summus, Ltd.’s sale of 1,000,000 shares of common stock in HSNS, its equity investee.

      Cash Flow from Financing Activities. Net cash provided by financing activities was $5,271,390 in the nine months ended September 30, 2001 compared to net cash provided by financing activities of $319,778 in the corresponding period of the prior year. Net cash provided by financing activities in the nine months ended September 30, 2001 related to:

•	the sale of 2,179,956 shares of the Company’s common stock, along with warrants to purchase an additional 4,637,346 shares of common stock, at exercises prices ranging from $3.50 to $5.25 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregate proceeds of $4,953,157;

•	$2,521, representing proceeds from the exercise of stock options for 6,043 shares of common stock;

•	$540,000, representing the proceeds of a loan from HSNS extended under the terms of the Asset Purchase Agreement. Upon the closing of the Summus, Ltd. asset acquisition, the indebtedness was cancelled in its entirety;

•	$124,288 in principal payments on capital lease obligations; and

•	$100,000 in cash payments in partial settlement of the Dunavant loss contingency.

      Net cash flow provided by financing activities of $319,778 in the nine months ended September 30, 2000, represented proceeds of a loan form HSNS of $500,000, offset by $180,222 in cash payments on capital lease and note agreements.

New Accounting Pronouncements

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

      The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full. We also executed a consent order in favor of AIC providing for AIC’s entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event we default on our obligations under the settlement agreement.

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

  The Pin High Company Litigation

      In February, 2001, the Pin High Company, Inc. filed suit against Summus, Ltd. and us in the Superior Court of Wake County, North Carolina, for non-payment of consulting services rendered. On April 30, 2001, HSNS, Summus, Ltd. and Pin High entered into a Release and Settlement Agreement. Under the terms of the agreement, Summus, Ltd. agreed to pay an aggregate amount of $20,145.08 in eight installments, the last of which will be due in December, 2001. The agreement stipulates that if Summus, Ltd. defaults in its payment obligations, Pin High will have the right to file a confession of judgment previously executed by both HSNS and Summus, Ltd. making HSNS and Summus, Ltd. jointly and severally liable for the amounts due under the agreement, plus costs and attorneys’ fees.

Item 2.  Changes in Securities and Use of Proceeds

      During the three months ended September 30, 2001, the Company issued an aggregate of 1,131,250 shares of its common stock to 48 persons and entities. These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be “restricted securities” as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

  Stock Issuances for Cash

      From July 1, 2001 to September 30, 2001, the Company issued an aggregate of 1,125,857 shares of common stock to 32 accredited investors (all of whom were unaffiliated with the Company) for a price per share ranging from $1.80 to $3.00, and issued warrants to purchase, at an exercise price of $2.50 to $4.00 per share, an additional 2,504,714 shares of common stock, for aggregate consideration of $2,214,300. In connection with the issuance of these shares, the Company issued 1,350 shares of its restricted common stock, as commissions, to the placement agents involved in such sales. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D. The names of the purchasers and the number of shares purchased are as follows:

Number
Name of Purchaser	of Shares

James D. Andrews	5,000

James N. Ashby	5,000

James D. Bailey & Eleanor M. Bailey JT TEN	6,500

William B. Bandy	30,000

Thomas Bivens	28,278

James L. Bonds	12,500

Richard W. Bonenberger	137,500

Robert Bonenberger	77,500

Gerald Brink & Pamela A. Vancil	25,000

C.E. Bryant, Jr.	100,000

Jennifer Catano	1,300

Gina M. Cimino	166,667

David C. Cox	5,000

D&R Holding, Co. L.L.C.	15,000

Douglas J. DeDecker & Lorna Trowbridge	5,000

Number
Name of Purchaser	of Shares

Christopher V. Devone	5,000

Herbert E. Fitgerald III	12,500

The Great Commission	55,556

Gregory E. Gilbert	10,000

Neal Gunther and Nancy Jablonski	92,000

Henk Hazeleger	17,000

Mark O. Henrikson	12,000

Marion and Dorothy J. Jablonski	27,500

R. Michael Johns and Debra Lee Johns	5,000

C.W. McDonald	50,000

Larry McKenzie	32,500

Eric Raeber	70,000

Clayton J. Roberts	5,000

Ronald Johnson	5,000

Richard J. & Rita M. Seifert	55,556

Richard G. Singer	20,000

John Stephanus	25,000

H. Randolph Straughan III & Diana K. Straughan JT TEN	6,000

      In July 2001, the Company issued 4,043 shares of its common stock upon the exercise of an outstanding stock option. The Company received $2,021 in proceeds from the exercise of the stock option.

  Stock/ Option Issuances to Directors, Officers, Employees and Consultants

      During the three months ended September 30, 2001, the Company granted options to purchase an aggregate of 255,230 shares of common stock to employees and consultants under the Company’s 2000 Equity Compensation Plan. These options were issued with exercise prices below the fair market value at the time of issuance, and we recorded total deferred compensation expense of $189,878 related to the option issuances.

      Options exercisable for 200,000 shares of common stock were issued to John Maxwell upon his execution of an employment agreement with the Company. These options are subject to a three-year vesting schedule and conditioned upon his continued employment with the Company.

      Options exercisable for 15,000 shares of common stock were issued to three Summus [?] employees for services rendered to the Company. These options were fully vested upon issuance.

      Options exercisable for 40,230 shares of common stock were issued to two consultants on August 2001, and vested one month after issuance.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit	Exhibit
Number	Description

10.1	Settlement Agreement and Release, dated August 7, 2001, between Analysts International Corporation and High Speed Net Solutions, Inc. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001)
10.2	Master Porting Agreement, dated as of July 27, 2001, between High Speed Net Solutions, Inc. d/b/a Summus, Ltd. and Samsung Electronics America (incorporated by reference to Exhibit 10.41 of our registration statement on Form 10, originally filed on July 5, 2001, and amended on September 28, 2001 and October 31, 2001)
10.3 *	Letter of Employment, dated August 9, 2001, between High Speed Net Solutions, Inc. and John Maxwell (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001)
10.4	Consulting Agreement, dated July 9, 2001, between High Speed Net Solutions, Inc. d/b/a Summus and Chris Kremer (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001)

*	Executive compensation plans and arrangements

      (b)  Reports on Form 8-K

      During the quarterly period ended September 30, 2001, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

      On August 28, 2001, the Company filed a Current Report on Form 8-K which consisted of a letter to the Company’s shareholders advising as to, among other things, the progress being made in the Company’s relationship with Qualcomm, the Company’s efforts to generate revenues through its contractual relationship with Samsung, the status of the Company’s SEC filings and its capital raising efforts.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

High Speed Net Solutions, Inc.

Date: November 14, 2001	By: /s/ BJORN JAWERTH Bjorn Jawerth Co-Chief Executive Officer

Date: November 14, 2001	By: /s/ ROBERT S. LOWREY Robert S. Lowrey Chief Financial Officer

EXHIBIT INDEX

10.1
Settlement Agreement and Release, dated August 7, 2001, between Analysts International Corporation and High Speed Net Solutions, Inc. (incorporated by reference to Exhibit  10.3 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001)

10.2
Master Porting Agreement, dated as of July 27, 2001, between High Speed Net Solutions, Inc. d/b/a Summus, Ltd. and Samsung Electronics America (incorporated by reference to Exhibit 10.41 of our registration statement on Form  10, originally filed on July 5, 2001, and amended on September 28, 2001 and October 31, 2001)

10.3*
Letter of Employment, dated August 9, 2001, between High Speed Net Solutions, Inc. and John Maxwell (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001)

10.4
Consulting Agreement, dated July 9, 2001, between High Speed Net Solutions, Inc. d/b/a Summus and Chris Kremer (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended June  30, 2001, filed on August 14, 2001)

*	Executive compensation plans and arrangements.