Form 10-K
period 2001-12-31
HIGH SPEED NET SOLUTIONS INC
filed 2002-03-28
CIK 1104332

As filed with the Securities and Exchange Commission on March 28, 2002
File No. 0-29625
=============================================================================
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to
Commission File Number: 0-29625

SUMMUS, INC. (USA)
(Formerly High Speed Net Solutions, Inc.)
(Exact name of registrant as specified in its charter)

Florida	65-0185306
(State of incorporation)	(I.R.S. Employer Identification No.)

434 Fayetteville Street, Suite 600
Raleigh, North Carolina 27601
(919) 807-5600

(Address, including zip code, and telephone number (including area code) of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $37,805,293 as of March 15, 2002 based on the average of the bid and asked price of the stock reported for such date.  For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 15, 2002 was 44,897,001.

SUMMUS, INC. (USA)
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
TABLE OF CONTENTS

EXPLANATORY NOTES

                On February 16, 2001, Summus, Inc. (USA), whose legal name was at the time High Speed Net Solutions, Inc., acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended.  In legal form, we effected the transaction by issuing shares of our common stock and Series B preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd.  As explained more fully in Note 2 to our Consolidated Financial Statements included in this annual report on Form 10-K, the transaction was accounted for as a capital transaction of Summus, Ltd. accompanied by a recapitalization.  As a result, the historical financial statements of Summus, Ltd. are, for accounting purposes, deemed to be those of Summus, Inc. (USA).

                On February 27, 2002, our shareholders voted to amend our amended and restated certificate of incorporation to change our name to Summus, Inc. (USA).  On March 12, 2002, our common stock began trading on the OTC Bulletin Board under the trading symbol “SUMU.”

FORWARD-LOOKING STATEMENTS

                This annual report on Form 10-K contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements made in the section of this annual report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this annual report containing the words “believes,” “anticipates,” “plans,” “should,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. Some of the most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

    a lack of sufficient financial resources to implement our business plan, which has resulted in our receiving a “going concern” opinion from our independent auditors with respect to our audited financial statements as of and for the year ended December 31, 2001;

    our ability to generate sufficient working capital to meet our operating requirements;

    our ability to develop and enter into strategic relationships with wireless service providers, semiconductor and device designers, mobile and wireless device manufacturers and content providers;

    timely deployment by wireless service providers, semiconductor and device designers, and wireless device manufacturers of our software applications in their networks and mobile information devices;

    the continued growth in demand for wireless and mobile usage;

    new product development and acceleration of commercial deployment of such products;

    technological competition, which creates the risk of our technology being rendered obsolete or noncompetitive;

    potential infringement of the patent rights of third parties.

                Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this annual report.  In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results.  We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make in our subsequent quarterly reports on Form 10-Q, current reports on Form 8-K, annual reports on Form 10-K and other reports filed with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and assumptions relevant to our business in the “Risk Factors” Section of this annual report.  These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

- i -

RISK FACTORS

➢	If we are unable to obtain substantial additional financing we may not be able to remain in business.

                We require substantial working capital to fund and sustain our business operations. For us to implement our business plan, we anticipate that we will need approximately $20 million in working capital in the next twelve months.  At present we have no arrangements or commitments for any financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop further or enhance our products and services, take advantage of future opportunities, respond to competitive pressures or continue in business.

➢

We have been and, in a few cases, remain in default for non-payment under several of our material contracts with previous and existing vendors and professional service providers and such parties may seek payment through litigation or otherwise.

            As of December 31, 2001, we had approximately $6.6 million in current liabilities and were in default in the aggregate amount of $2.1 million with certain of our vendors, none of which are supplying products or services critical to our current product development focus.  As of December 31, 2001, we had entered into settlement agreements or arrangements with approximately 26 of our vendors, for which we owed roughly $1.3 million, under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of amounts due through a combination of cash and stock.  In addition to our indebtedness to vendors, we are also delinquent in the payment of amounts due legal and other advisors, some of whom have suspended rendering any further services to us pending payment of amounts due.  There can be no assurance that we will be able to generate sufficient funds to satisfy our debts.

                If the cash flow from our operating and financing activities is insufficient, we may be required to continue to take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance debt, seeking to have creditors agree to payment in the form of our common stock or other equity securities in lieu of cash, selling assets or operations, or taking measures to reduce our expenses. Any or all of these actions may not be sufficient to allow us to service our debts and other obligations, avoid litigation by creditors or continue in business.

➢	Our past and potential future issuances of equity securities have diluted and may continue to materially dilute the interests of holders of our common stock.

                Because of severe liquidity constraints, we have issued equity securities in several instances in lieu of effecting payment in cash of amounts due (or alleged to be due) vendors, current and former officers and directors, and shareholders. By way of example only:

    We issued an aggregate of 2,275,000 shares of our common stock to William R. Dunavant and his counsel under the terms of several settlement agreements entered into following Mr. Dunavant’s initiation of litigation against us in January 2000, as a result of our failure to register 350,000 shares of its common stock by an agreed-upon date.

    In June 2001, we entered into a settlement agreement with entities affiliated with one of our shareholders, Bradford Richdale, under which we issued 250,000 shares of our common stock in satisfaction of indebtedness to such entities in the aggregate amount of $435,301 (representing an effective value per share of $1.74).

    Under the terms of the executive employment agreement we entered into with Dr. Bjorn Jawerth, our Chief Executive Officer, in February 2001, we were obligated to pay Dr. Jawerth $500,000 in cash as compensation for his non-competition covenants. In lieu of such cash

- ii -

payment, we issued to Dr. Jawerth options to purchase 166,667 shares of our common stock exercisable for $0.50 per share and options to purchase 333,333 shares of our common stock exercisable for $3.75 per share.

    In November 2001, we entered into a settlement agreement with Van Ernst Jakobs N.V., a Netherlands-based company, under which we issued 80,000 shares of our common stock (in lieu of a cash payment of $143,415), and warrants exercisable at various prices for an aggregate of 550,000 shares of our common stock.

    On December 12, 2001, we entered into a settlement agreement with ENELF, LLC, under which we issued to ENELF 75,000 shares of our common stock.

    We also issued an additional 229,512 shares of our common stock in settlement of certain other outstanding liabilities.

                In addition, we have the ability to issue options and other stock-based awards under our 2000 Equity Compensation Plan to directors, officers, employees and consultants, and have reserved up to 6,500,000 shares of our common stock under the plan. We also have outstanding warrants exercisable for 13,159,879 shares of our common stock.

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

➢	If we are successful in raising additional capital through the issuance of equity securities, our shareholders may experience substantial dilution.

                On February 27, 2002, our shareholders approved an amendment to our amended and restated certificate of incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 100,000,000.  This action was taken to ensure that shares of our common stock will be available for future issuance in the event our Board of Directors deems it necessary or advisable for purposes of, among other things, raising additional capital through the sale of equity securities to fund our business operations, acquiring other companies or their assets or attracting strategic partners and/or candidates for a business combination who can assist us in generating a revenue stream from the commercial deployment of our technology.  We are, at present, actively seeking to raise capital through the issuance of equity securities. If we are successful in our capital raising efforts, existing shareholders will almost certainly experience dilution of their percentage ownership interests in Summus, Inc.  In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of shares of our common stock.

                If we raise additional capital in conjunction with entering into strategic alliances or licensing our technology to wireless carriers, wireless and mobile device manufacturers, or content providers, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.

➢	We have incurred substantial losses and expect to continue to incur substantial net losses for the foreseeable future.

                We have generated (and expect to continue to generate in the foreseeable future) operating losses and negative cash flow. We had net losses, including non-cash charges for stock-based employee compensation, of approximately $10.7 million and $11.5 million for the fiscal years ended December 31, 2001 and December 31, 2000, respectively. As of December 31, 2001, we had an accumulated deficit of $34.3 million and a working capital deficit of $6.5 million. In light of our financial condition and operating results, our auditors have included in their report on our consolidated financial statements an explanatory

- iii -

paragraph which expresses substantial doubt about our ability to continue as a going concern.

➢	To date, we have generated limited revenues from our operations.

                To date, we have generated limited revenue from our operations.  Further, our revenue of $749,758 for the year ended December 31, 2001 and $1,068,658 for the year ended December 31, 2000 was derived largely from our government contract work, which is no longer the central focus of our business operations.  We will need to increase significantly our revenues to achieve and maintain profitability. We believe that increasing our revenues will depend in large part on our ability to:

    raise additional capital;

    finalize the commercial design of our BlueFuel™ software product suite;

    generate significant revenue from the sale of exego™ and licensing of BlueFuel™ and related products;

    gain market acceptance for our products and then increase our market share based upon the timing, strength and success of our sales efforts and our ability to enter into strategic and commercial alliances;

    develop effective marketing and other promotional activities to penetrate our target customer base;

    develop strategic and commercial relationships that balance our current and long-term ability to capitalize on our technology and solutions approach; and

    generate and sustain substantial revenue growth while maintaining reasonable expense levels.

                If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  If we achieve profitability, we cannot be certain that we will be able to sustain or increase that profitability in the future.

➢	Our limited operating history makes it difficult to evaluate our business and prospects.

                As of March 15, 2002, we have received no purchase orders for our BlueFuel ™ technology or  exego™,our first end-user application which is not yet ready for commercial deployment. As a result, we have only a limited operating history and no sales of our principal planned product line upon which you may evaluate our business and prospects. You should consider our prospects in light of the heightened risks and unexpected expenses and difficulties frequently encountered by companies in an early stage of development.  These risks, expenses and difficulties, which are described further in this “Risk Factors” section, particularly apply to us because the mobile and wireless market (i.e., the market for remote access and processing of information resources via small handheld wireless devices) is very much in its infancy and is likely to rapidly evolve.

                Successfully commercializing BlueFuel™, exego™ and our other contemplated products will entail significant sales and marketing, competitive, technological and financing risks.  So far our operations in this segment of our business have been limited to organizing and staffing Summus, Inc., conducting research and development, product development and testing.  We believe our efforts to negotiate and enter into strategic relationships will enable us to market and deploy our products on a commercial basis.  These operations provide limited information for you to consider in assessing an investment in our in our common stock.

- iv -

➢

We have issued stock options with exercise prices below market value which have resulted and will continue to result in the recording of compensation expense and, in turn, an increase in our net losses.

                In the years ended December 31, 2001 and 2000, we awarded stock options to our employees and directors exercisable for 1,136,346 shares and 1,613,838 shares, respectively, of its common stock at exercise prices below market value on the date of grant. For the years ended December 31, 2001 and 2000, we incurred compensation expense related to the stock option grants and share issuances in the amount of $956,321 and $2,127,962, respectively.

                As of December 31, 2001, we have deferred compensation of $534,456 that will be amortized to expenses over the three years ending December 31, 2004. Our earnings/(net loss) will be decreased/(increased) by the corresponding amount of compensation expense in each of the stated years. We may also compensate our employees and directors through the grant of options or warrants to purchase our common stock in the future which may have a dilutive effect on our earnings.

➢	The sale of a large number of shares of our common stock could depress our stock price.

                Of the 44,897,001 shares of our common stock outstanding as of March 15, 2002, an aggregate of 23,354,371 shares are freely tradable without restriction in the public market unless the shares are held by “affiliates,” as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

                In addition, as of March 15, 2002, there were outstanding warrants to purchase 13,159,879 shares of our common stock and options to purchase 5,132,142 shares of our common stock, 2,143,607 of which were fully vested.

                We are also contractually obligated to register (and intend to do so promptly after raising the necessary capital) approximately 9,426,079 shares of restricted common stock that were previously not freely tradable and 13,119,879 shares underlying warrants and options, such securities to be covered by a registration statement on Form S-1 to be filed with the SEC.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after this offering, or the perception that such sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, if at all.  A large volume of sales by the selling shareholders could have a significant adverse impact on the market price of our common stock.

➢	The mobile and wireless multimedia industry is new and rapidly evolving, and we may not be able to accurately predict its size, needs, development or rate of growth.

                The market for our software and technologies is new and rapidly evolving. Wireless service providers are only beginning to offer commercial services that could result in utilization of our software and, as a result, we cannot assess current or future demand for remote management of resources, the creation and interaction with multimedia content via cellular handset and other mobile devices, and enhanced quality of remote communications. We also do not know whether this market will be large enough to sustain our business. We may not be able to develop and introduce software, software enhancements or services that respond to market demands, technology developments, increased competition or industry standards on a timely basis, or at all. If this market does not evolve in the manner or in the timeframe that we anticipate, or if we are unable to respond to new market developments promptly, our business and prospects may suffer.

➢

The success of our business will greatly depend on our ability to develop and enter into strategic relationships with wireless service providers, semiconductor and device designers, wireless device manufacturers and content providers.

                Our business will depend on our ability to develop relationships and enter into agreements with

- v -

companies in key industry groups, including:

     wireless service providers that we expect will deploy our technology and products to deliver multimedia content and services to their subscribers;

    semiconductor and device designers and manufacturers that we expect will embed our technology and products in their products to enable the viewing of multimedia content; and

    content providers that we expect will rely on our technology and products to deliver multimedia content over wireless networks.

                We have been endeavoring to establish these relationships for some time.  We believe our inability, to date,  to accomplish this has been, in large part, the result of not having fully developed and tested any of our products targeted for the wireless and mobile market. We are currently awaiting final certification by Qualcomm and approval from a U.S.-based wireless carrier for the initial deployment of our exego™ application.  Once deployed, we expect to generate revenue.  We will need to enter into contractually binding agreements with carriers, device manufacturers, and content providers in order to generate any significant revenues from our technology and product applications.   Our discussions with wireless service providers, device manufacturers and content providers have not yet evolved to the negotiation of terms to be memorialized in definitive agreements.  If we are unable to establish a sufficient number of strategic relationships and enter into contractual arrangements on terms commercially favorable to us, our business and prospects are likely to be adversely affected.

➢	Our business will depend on wireless service providers adopting our BlueFuel™ software and related applications, and on their subscribers’ demand for such applications.

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

                Even if wireless service providers offer content services based on our software, their subscribers may not be willing to buy these services. Subscribers are accustomed to viewing content on the comparatively large displays of television screens and PC monitors and may not be willing to use mobile information devices, which typically have smaller screen sizes, to view content. Additionally, subscribers may not be willing to pay to view content on mobile information devices because this content can be viewed at a lower cost using other connections, such as satellite and wireline connections. Moreover, subscribers may not be willing to purchase new devices or upgrade their existing devices to include multimedia content viewing capability.

➢

If mobile information devices for delivery of content are not widely adopted or if semiconductor and device designers and manufacturers fail to embed our BlueFuel™ technology in their products, our business will be harmed.

                We believe that mobile information devices will be the principal means for the wireless delivery of content. Only a small percentage of these devices are currently capable of receiving and displaying content. In order to enhance the viewing of such content, new or upgraded devices that offer more advanced displays and support higher bandwidth wireless services are required. If semiconductor and device designers and manufacturers are unable to design, manufacture and widely distribute mobile information devices capable of displaying content in a timely manner, our business will suffer.

- vi -

                We are in the early stages of building relationships with semiconductor and device designers and manufacturers. Even if we secure binding agreements with these designers and manufacturers, they may not produce, promote or sell devices that incorporate our technology and products. If we fail to achieve widespread distribution of our technology and products in mobile information devices, our business and prospects are likely to be adversely affected.

➢	If we fail to commercialize our BlueFuel™ platform, or to develop and commercialize additional enhancements to such platform, we may not be able to compete effectively and our business will suffer.

                Our BlueFuel™ platform is new and has not yet been commercially deployed. Our success depends on our ability to commercially release our software based on our technology in a timely manner. Our success also depends on our ability to develop and commercialize new enhancements to our technology in a timely manner. If we fail to commercialize successfully our software and technology, or to develop new software and technology, we will not be able to compete successfully.

➢	We have in the past experienced delays in product releases, and we may similarly experience delays in the release of products and upgrades in the future.

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

➢	We face intense competition as a solutions provider in the wireless telecommunications industry.

                The wireless communications market is highly competitive. Our failure to establish a customer base as a solutions provider to this industry will adversely affect operating results. The competition with other solutions providers to form alliances with wireless telecommunications companies and Internet service providers is significant. The loyalty of wireless industry customers we may obtain could be easily influenced by a competitor’s new offerings, especially if those offerings provide cost savings or new methods of compression and multimedia technology applicable to wireless communications. We will face significant competition from traditional telecommunications companies, virtually all of which have greater market share and financial resources than we do. These traditional telecommunications companies are better positioned to finance research and development activities relating to compression and multimedia technology. They are also able to provide a wider range of products and services for a greater spectrum of media and have greater resources with which to purchase additional technologies or acquire other companies.

➢

We expect that the wireless communications industry and its technology will undergo significant change in the foreseeable future.  If we do not continuously improve our technology in a timely manner, our products could be rendered obsolete.

                The wireless communications industry is experiencing rapid and significant technological change. This change includes the increase in pace of upgrades in existing wireless systems, evolving and constantly changing industry standards, ongoing improvements in the capacity and quality of digital and compression technologies, and changes in consumer needs and preferences. Alternative technologies may develop for the provision of wireless services and other compression technologies to wireless services that are superior to those that we plan to offer to the wireless market. These alternative technologies may render our products and technologies obsolete in the future. Accordingly, our success depends on our ability to adapt to these changes, particularly to develop or adapt products and services or acquire new products and services that can compete successfully. There can be no assurance that we will select and develop

- vii -

appropriate technology and products on a timely basis. Our failure to develop or obtain appropriate technology could adversely affect our ability to be competitive.

➢	Our products are complex and we may not be able to prevent defects that could decrease their market acceptance, result in product liability or harm our reputation.

                Our technology is complex, and the steps we take to ensure that such technology is free of errors or defects, particularly when first introduced or when new versions or enhancements are released, may not be successful. We cannot guarantee that current or enhanced versions of our products will be free of significant software defects or bugs. Despite our testing, and testing by third parties, current or future products may contain serious defects. Serious defects or errors could result in lost revenue or delay in market acceptance of our products and could seriously harm our credibility and materially affect the market acceptance and sales of our products. The occurrence of these types of problems could materially adversely affect our business, results of operations and financial condition.

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

➢	If we endeavor to expand our limited presence in international markets we will become subject to additional business risks.

                We may decide to expand what is now a limited presence, through employees, consultants and agents, in international operations. To do so we would likely have to enter into relationships with foreign business partners. This strategy contains risks, including difficulty in managing international operations due to distance, language and cultural differences, and an inability to successfully market and operate services in foreign markets. There are also risks inherent in doing business on an international level, including unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, and potentially adverse tax consequences.

➢	Regulations governing the wireless communications industry may indirectly adversely affect our business.

                The wireless communications industry is subject to regulation by the Federal Communications Commission and various state regulatory agencies. From time to time, legislation and regulations could be adopted that could adversely affect this industry.

                Changes in regulatory environments governing the wireless telecommunication industry could negatively affect our plans to offer products and services. The licensing, ownership and operation of wireless communications systems and the grant, maintenance or renewal of applicable licenses and radio frequency allocations are all subject to significant government regulation. Government regulation may have an adverse effect on the wireless telecommunications companies to which we plan to market and sell our compression and multimedia technology software packages under development. Delays in receiving required regulatory approvals and licenses or the enactment of new and adverse regulatory requirements may adversely affect our ability to offer our technology and other new products and services. In addition, legislative, judicial and regulatory agency actions could negatively affect our ability to offer new technologies to wireless telecommunications companies.

- viii -

➢	We may acquire technologies or companies in the future, and these acquisitions could dilute the value of our stock and disrupt our business.

                We may acquire technologies or companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

    diversion of management’s attention from other business concerns;

    failure to integrate the acquired company with our pre-existing business;

    failure to motivate, or loss of, key employees from either our existing business or the acquired business;

    inability to incorporate acquired technology into our software;

    potential impairment of relationships with our employees and companies with whom we have strategic relationships;

    additional operating expenses not offset by additional revenue;

    incurrence of significant non-recurring charges; and

    dilution of our stock as a result of issuing equity securities.
➢	We may be unable to adequately protect the intellectual property used in our software.

                We have applied for 16 provisional patents with respect to some of our technologies, and expect to apply for additional patents in the future. These patent applications may not be granted or, if granted, the resulting patents may be challenged or invalidated. In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property. Infringement is difficult to detect and costly to prevent. With respect to the protection of our proprietary rights internationally, the laws of some foreign countries may not protect our proprietary rights adequately. In addition, we will not have patent protection in countries where we do not file patent applications. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate and our business may be harmed as a result.

➢	We may be sued by third parties for infringement of their intellectual property.

                The wireless equipment and software industries are subject to frequent intellectual property litigation. As the number of entrants into our target market increases, the likelihood of infringement claims also increases. We may unknowingly be infringing the intellectual property of others. In addition, because patent applications can take many years to be approved, there may be one or more patent applications now pending that could lead to infringement actions against us if issued in the future. If we are unable to successfully defend against a product infringement claim, we may be precluded from using the intellectual property or may have to license it on commercially disadvantageous terms, either of which could harm our business. Even if we successfully defend against an infringement claim, we may have to devote significant time and resources to litigation, which could also harm our business.

➢	The U.S. government has certain rights relating to our intellectual property.

                Much of our complex imaging and object recognition technologies currently or to be incorporated

- ix -

into our existing software development kits are the result of us retaining ownership of inventions made under U.S. government-funded research and development projects. With respect to any invention made with government assistance, the government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the technology or have the technology employed for or on its behalf throughout the world for government purposes. Under certain conditions, the U.S. government has “march-in rights.” These rights enable the U.S. government to require us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to responsive applicants, upon terms that are reasonable under the circumstances. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the U.S. The exercise of these rights by the government could create potential competitors for us in the government sector if we later determine to develop the technologies and utilize the inventions in which the government has exercised these rights. We otherwise retain all commercial rights to our technology.

➢	Ownership of our common stock is concentrated in certain shareholders, which could make it more difficult to effect or prevent a change in control or other transactions.

                The interest of management in our common stock could conflict with the interest of our other shareholders. As of March 15, 2002, our executive officers and directors beneficially own, on a fully diluted basis, an aggregate of approximately 38.48% of our outstanding shares of common stock. As a result, our executive officers and directors will be able to exercise greater control over the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change of control, and make some transactions more difficult or impossible without the support of these shareholders, including proxy contests, mergers, tender offers, and open-market share purchase programs that could provide our shareholders with the opportunity to realize a premium over the then-prevailing market price for shares of our common stock, which, in turn, could reduce the market price of such shares.

➢	We depend on key personnel to operate our business.

                Our future success depends on the continued services and performance of our senior management, in particular, our Chief Executive Officer, Dr, Bjorn Jawerth, and other key scientific, technical and managerial personnel.  The loss of the services of any member of our senior management or other key employees could cause significant disruption in our business and have a material adverse effect on us.  We have employment agreements with certain members of senior management but we do not currently maintain any “key person” life insurance. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, sales and marketing and customer service personnel. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed. For information on our key personnel, please see “Item 10. Directors and Executive Officers of the Registrant”.

➢	Our common stock is subject to “penny stock” rules that may hamper a shareholder’s ability to sell shares of such stock in the secondary trading market.

                Federal regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) regulate the trading of so-called “penny stocks,” which are generally defined as any security not listed on a national securities exchange or Nasdaq, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently trades on the OTC Bulletin Board at less than $5.00 per share, our common stock is a “penny stock” and may not be traded unless a disclosure schedule explaining the “penny stock” market and the risks associated with such stock is delivered to a potential purchaser prior to any trade.

                In addition, because our common stock is not listed on the Nasdaq Stock Market or any national securities exchange and currently trades at less than $5.00 per share, trading in our common stock is subject

- x -

to Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a “penny stock,” which include:

    obtaining financial and investment information from the investor;

    obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

    providing the investor a written identification of the shares being offered and the quantity of the shares.

Because of these requirements, many broker-dealers are unwilling to sell penny stocks at all.

                If these “penny stock” rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock.  Accordingly, you may have difficulty in selling shares of our common stock in the secondary trading market. These rules could also hamper our ability to raise funds in the primary market for our common stock.

- xi -

ITEM 1.          BUSINESS.

Overview

                Our goal is to become a leading provider of efficient information processing solutions for the emerging mobile and wireless market.  Our solutions will enable the evolution of  mobile and wireless devices from communication devices to control devices for dynamically changing personal networks.  We have designed and developed a compelling end-user service application named exego™ built on our BlueFuel™ architecture;  see “ - Our Products” below.  Combined with BlueFuel™, this service application will enable information mobility, management and exchange tasks on low-, mid- and high-tier cellular handsets over existing second generation (2G) wireless networks.  The exego™ application is designed to turn a cellular handset into a control device through which the user can instantly access, process and deliver information, wherever and whenever he wants to.

            Although our primary business focus is the mobile and wireless market, our historic roots (i.e., that of Summus, Ltd.) is that of a company engaged in research and development contract work for government agencies in the areas of complex imaging and object recognition.  Such contract work represented 67% and 60% of our revenues in the years ended December 31, 2001 and 2000, respectively.  For the past ten years, we have focused on providing our expertise in the fields of mathematics, including wavelets, non-linear partial differential equations and dynamical systems, and graph theory and topology, for purposes of developing complex imaging and object recognition technologies that have been applied by our government agency clients to:

    mine detection (both land and sea);

    automatic target recognition, de-noising and image compression and decompression;

    side scan sonar 3D imaging;

    missile imaging software (smart bomb technology); and

    3D (simulation and mapping).

                Our government contract work will continue to focus on solving specific technical and scientific problems in the government sector. The government contract work has led to the development of software development kits that allow software developers to create new software products that are compatible with and complementary to our software and technology, and revenue generation through licensing and sales of that technology.  Although we are continuing to pursue new business opportunities within the areas of our traditional strength (i.e., with the Office of Naval Research and the Air Force Research Lab), in the wake of the terrorist actions of September 11, 2001, we are also expanding our efforts to pursue homeland security projects. We believe our object recognition and image technologies are well suited for security-related applications.

                We have entered into several agreements relating to the licensing of our Photo ID image compression and decompression technology.  Applications of this technology under our current agreements include the following:

    Photo identification of images within two-dimensional (2D) barcodes on driver’s licenses to assist law enforcement officials with on-location identity verification and enhanced information collection for accident and traffic violation reports;

    Personal identification on boarding passes and baggage claim tickets used in the airline industry, as well as personal identification cards.  Widespread deployment of our technology in this area is contingent on successful completion of field trials currently being conducted and the ability of our business partners to procure contracts thereafter.

                We believe that our image technology may have other ID card and security-related applications.  Licensing of our Photo ID technology represents a low-cost, high-margin business.

               In 2001, we initially explored applications of our complex imaging and object recognition technologies in the medical sector. Our focus is on computerized medical diagnosis solutions for the anatomical pathological (AP) market.  We have proposed entering into a joint venture or similar arrangement with a company in this market for purposes of assessing the viability of a computerized medical diagnosis solution and potentially developing a post-screening application.  We have a memorandum of understanding which contemplates the formation of a joint venture for purposes of seeking to adapt our technology for application in this market, but given our limited financial resources we have been unable to complete this transaction.  We intend to pursue this opportunity once we have secured the necessary working capital.

The Market Opportunity

                Market research sources project significant growth in the mobile and wireless market.  Revenues in the multi-billions of dollars are predicted over the next 2-4 years in several sectors within the mobile and wireless arena.  These sectors include streaming media, multimedia services, location-based services and multimedia messaging.  Over the next ten years, Telecompetition, Inc., projects that the market for advanced mobile and wireless services will exceed $300 billion.  Ultimate success in the mobile and wireless market will require overcoming two significant challenges:

     developing and delivering compelling user experiences; and

    enabling the value chain through a strong business model, effective partnering strategies and technical expertise.

                Compelling End-User Experience

                We believe the mobile and wireless market is currently underserved.  Most currently offered mobile and wireless solutions fail to meet the needs and expectations of the mobile end-user due to at least one of the following reasons:

    Functionality focuses on delivering the PC/Internet experience to the cellular handset, not on creating functionality that extends the reach of the user through information mobility and the ‘on the fly’ decision making.

    Solutions are defined narrowly to meet the needs of a specific functional niche (e.g., messaging or alerts), not on solutions that personalize the use, access, and processing of information.

    More bandwidth and specialized hardware are necessities for delivering solutions, rather than effective and efficient use of existing resources.

We believe that a successful solution, often referred to as a “killer application,” will need to address the above issues.  We anticipate solutions in the market place to address the following functional capabilities:

    dynamic tracking and alert for news, events, and activities instant messaging

    multimedia management and messaging

    remote decision support (comparative shopping, information resources, analysis)

    scheduling and calendar management

    location-based services
    mobile commerce (m-commerce)

               Enabling the Value Chain

                The wireless and mobile value chain consists of all the elements necessary to bring a solution to market including applications, content, network infrastructure, devices and network connection service.  No solution for the wireless and mobile environment can be developed in isolation – all parts of the value chain must be considered. The challenge in creating a successful business model is to synchronize the elements of the value chain across companies to deliver the total mobile and wireless solution to the end-user.  Critical players in the business model include the builders and operators of the global communications infrastructure, the information and content providers, and the mobile and wireless device manufacturers.

Our Strategy

                To realize our goal of becoming a leading provider of efficient information processing solutions for the mobile and wireless market, we intend to use our technology assets to build solutions that provide a compelling user experience for consumers in the mobile and wireless environment, leverage these assets and solutions for growth by entering into strategic partnerships and commercial alliances, and employ a carefully designed intellectual property strategy to protect out market position, once established.

                Our strategy is to apply our technology assets with the objectives of:

    being an early market entrant in exploiting the market opportunity for mobile and wireless solutions by delivering a new kind of compelling end-user application: remote access of and processing of information resources via small handheld devices; and

    establishing BlueFuel™ as a leading architecture for efficient information processing through mobile and wireless platforms, and establish Summus, Inc. as a leading provider of solutions, tools and services supporting BlueFuel™.

                To achieve these objectives, our business model contemplates leveraging our technology assets  to provide all participants in the value chain with an economic motivation to provide their respective pieces of the solution.  The partnering challenge is to recruit and enter into agreements with companies to provide a total solution to the end-user.  We are presently seeking to establish relationships across the value chain to ensure that our products and services will be compelling and available to end-users, as described below.

                Semiconductor and Device Designers and Manufacturers

                Our relationship with semiconductor and device designers and manufacturers will revolve around embedding our products for decoding content in the microprocessors or digital signal processors (DSPs) in digital cell phones and PDAs.

                We have developed our exego™ application for video and image delivery, instant messaging, resource management, as well as 3D graphics delivery and rendering, that is compatible with Qualcomm’s Binary Runtime Environment for Wireless (BREW™) wireless operating system. BREW™ is an applications platform for wireless devices using a variety of air interfaces.  Among these are Code Division Multiple Access (CDMA), which is expected to be the leading standard for third generation, high speed wireless voice and data communications (notwithstanding that GSM is currently the de facto standard in Europe and Asia, with a reported 662 million subscribers worldwide as of February 2002 versus a reported 112.2 million CDMA subscribers worldwide as of December 31, 2001).  CDMA has a greater network capacity (as a result of adjusting the transmission rate when there is no voice or data on the channel), rapid and smooth migration to high speed data capability (thus, minimizing service interruptions during technology upgrades), growing international coverage, and the highest transmission speed. The BREW™ platform provides a standard programming environment that gives software developers the tools to create compelling wireless applications and services that can be offered by wireless carriers to their customers.  Qualcomm has established a multi-tiered membership program designed to support developers of BREW™ compatible wireless applications, and we have become a core developer under that program. Neither our participation in nor status of a core developer within the BREW™ program imposes any obligations on Qualcomm to enter into any agreement with us related to our products.

                The first release of exego™ is designed to work on any Qualcomm BREW™ platform-enabled device, such as a BREW™-enabled cellular handset. We have received certification of our first BREW™ application (exego™) from the National Standards Test Laboratory (NSTL) contracted by Qualcomm to consistently test applications prior to Qualcomm’s consideration of such applications.  We are currently awaiting final certification by Qualcomm.  We anticipate an initial deployment of the exego™ application, followed by a full-scale deployment by one U.S. carrier before the end of the second quarter of 2002.  Our business model for exego™ is consistent with the Qualcomm BREW™ model, which dictates a revenue sharing agreement in which we would receive eighty percent of the negotiated sales price of the application.  The deployment of this initial exego™ application will ultimately be within the control of the carrier.

                In July 2001 we entered into a master porting agreement with Samsung Electronics America, Inc., a subsidiary of Samsung Electronics Co. Ltd., a global leader in semiconductors, consumer electronics and digital convergence technology, that sets forth the basic terms that would apply to our development of technology and solution ports to various Samsung product lines, including Samsung’s digital signal processors (DSPs). The master porting agreement contemplates that the specific obligations of the parties with respect to the “port” of our technology will be set forth in services schedules to the agreement. The agreement itself contains provisions that, among other things, establish that each party owns their respective technologies and subject the parties to mutual confidentiality obligations. The agreement expressly provides that Samsung has no obligation to market, sell, sublicense or otherwise distribute a “deliverable” developed by Summus, Inc.  However, we continue to pursue a revenue-generating relationship with Samsung.

                In January of 2002 we entered into a strategic relationship for the wireless network and set-top box markets with Samsung Electronics America, Inc., a global leader in semiconductors, consumer electronics and digital convergence technology, that stipulates that the parties will develop, market and generate business opportunities for the wireless network and set-top box markets.  We recently submitted a proposal to Samsung for the development of an application for the wireless network market.

                Content Providers

                In seeking to build relationships with content providers, our approach will be to provide products for encoding and efficient storage, viewing, and manipulation of multimedia content for viewing on digital cell phones or PDAs. Content providers are accustomed to traditional means of message delivery (i.e., print media and the Internet). The mobile and wireless media extend the reach of content providers, thereby offering the potential for increased revenue generation. We are currently engaged in discussions with various content providers with whom we may enter into commercial alliances to deliver, for example, sports and entertainment content using our BlueFuel™ suite of products. See “Our Products” below.

                Our business development activities have created several opportunities with major content brands.  These relationships are evolving as follows:

    Bundling of Content – We are currently in discussions with several content developers and aggregators regarding the bundling of valuable content libraries with our wireless and mobile device applications. Bundled content and access to premium content are intended to be part of our applications, especially our more robust offerings anticipated in the second half of 2002.

    Application Development – We are currently negotiating with two worldwide leaders in branded media content to develop custom wireless multimedia applications to be distributed by cellular operators.

    Content Distribution – We are currently negotiating with a major media company to distribute our applications directly to the media company’s customer base of over 10 million people.

We have entered into an agreement with Iteris, Inc, a wholly-owned subsidiary of Odetics, Inc., a leader in traffic information systems focused on the development and distribution of wireless mapping and real-time traffic solutions for digital handsets.  We expect to market and distribute this service via our exego™ application targeted at the BREW™ and J2ME™platforms during the second and third quarter of 2002.

                Cellular Carriers

                In seeking to build relationships with cellular carriers, we will focus on providing technology and products to facilitate multimedia content transmission via specific carrier air interface networks (e.g., GSM, TDMA, CDMA) in conjunction with carrier device manufacturers. We are in discussions with several carriers as to how to best meet their requirements for the deployment of our exego™ application and BlueFuel™ platform.   We are awaiting approval to participate in a trial with one carrier that will be utilizing the BREW™ platform.  In addition, we are participating in a trial with a major Scandinavian carrier to utilize our applications and technology to provide premium services to their enterprise customers.  We are also in discussions with several carriers regarding alternative platforms (such as J2ME™, Symbian OS, Pocket-PC) for our applications.  Our efforts are centered around securing contracts with multiple carriers before year-end 2002.   The anticipated timeframe for rollout will ultimately be within the control of the carriers.

Our Products

                Existing Products

                We have recently developed exego™, an information management and exchange application.  exego™ is our first BlueFuel™ -based end-user application for the mobile and wireless market.  The initial release of the application combines the powerful features of e-mail addressing and instant messaging with high quality image management and rendering to enable end-users to instantly exchange text and images from a data repository to a cellular handset or between cellular handsets, and to send images and text via e-mail.  The application will be accompanied by a PC and web-based product, exego™pc, that provides image upload and editing features through the data repository service.  exego™ pc currently offers the following set of core features:

    instant messaging between exego™ subscribers, including exchange of both text and media messages,

    e-mail addressing, including the capability to send and receive multimedia emails,

    high quality image editing, management, and rendering,

    slideshow creation,

    content organization in the user’s own customizable media directory,

    address book for storage of contact information,

    customizable profile and settings for managing the user’s account and customizing features.

                In subsequent releases of exego™, we plan to expand the cellular handset platform base to include the J2ME™ platform and other mobile and wireless device operating systems, and to extend the features to include a wider selection of information resources and mobile utilities. We are also exploring opportunities to expand the exego™ application with other U.S. and international cellular carriers supporting BREW™ or J2ME™.

                We intend to act as the application service provider and provide the infrastructure to host and deliver the transactions for exego™ subscribers.  We plan to build out our infrastructure by outsourcing with co-location and third-party hosting companies.  The companies we enter into strategic alliances with will supply the necessary computer hardware, network, facilities, disaster recovery and monitoring required to run a 7/24 service for a monthly fee.  It is our intent to have our first off-site location operational before a contemplated nationwide deployment of exego™.

                Summus, Inc.’s BlueFuel™ architecture is the foundation upon which mobile and wireless activities can be effectively and efficiently executed and is the basis for our exego™ application. BlueFuel™ occupies a position in the mobile and wireless infrastructure similar to that of the operating system on a PC. BlueFuel™ coordinates the interaction of information resources under the technical challenges imposed by devices, networks, information content, and the end-user’s personal preferences. BlueFuel™ is a distributed architecture that operates within information-supplying appliances, network servers, storage devices, and end-user devices, including PDAs, handsets, and PCs.  Collectively, these are referred to as “information resources.”  BlueFuel™ is designed to bring the far reaches of the network-connected world under the control of the end-user in a manner that is as easy as calling a friend on the telephone.  The components that comprise the BlueFuel™ architecture are the ‘glue’ that binds the various elements of the value chain into a compelling end-user solution and experience.

                The mobile and wireless environment invokes several kinds of user activities:

    immediate need (“I need the report update now!”)

    intersection of planned actions with information (“I will need the traffic report at 3:00.”)

    sharing and collaboration (“I’ll send you the chart.  Please send me your comments.”)

                These kinds of activities are based on a single basic operation:  the connection of two or more information resources via a set of specific activities. The interface into the BlueFuel™ architecture begins with a command to carry out a specific operation. The attributes of the information resources are then coordinated, and the resources are connected to carry out the command in the most efficient way possible. To accomplish these tasks the BlueFuel™ architecture depends on three primary components: BlueFuel™ information processing modules, the Efficiency Engine™ information resource manager, and BlueFuel™ utilities or applications, such as exego™.  The BlueFuel™ modules are computationally very efficient information processing tools designed to extend the performance of today’s mobile and wireless devices. The modules focus on adapting, manipulating, organizing, and encoding information in specific hardware and software environments to meet the efficiency requirements implied by the end-user’s request. It is the focused purpose of these modules that enables image processing five times faster than JPEG-2000, video processing five times faster than MPEG-4, and graphic download times 100 times faster than JPEG-2000. The module set currently includes BlueFuel™ Video, BlueFuel™ Image, and BlueFuel™ Map .  We plan to expand the set to include an array of information resource tools dealing with many different types of information (text, graphics, animation, 3D, etc.) and many different kinds of devices (cameras, printers, pointing devices, etc.).  The Efficiency Engine™ translates the basic operation into the language of network connections, information formats, user preferences, and device constraints.

                The Efficiency Engine™ is an intelligent resource manager that chooses an efficient way of carrying out a particular activity, balancing the requirements of the network, the devices involved, and the preferences of the user. The Efficiency Engine™ also saves memory and processing resources by selecting and using only the BlueFuel™ modules that are necessary for the requested activity.  For instance, if an image is transmitted to a BlueFuel™ device, the Efficiency Engine™ only loads the image decoding component of the architecture, leaving other modules alone, thus selecting an optimized use of device resources to display the image.

                Utilities and applications establish the interface between user and solution or function.  They integrate the many aspects of a particular solution or basic operation into a mobility configured, easy-to-use end-user tool.   Summus’ first such utility/application, exego™, enables the end-user to remotely access, copy and process content between two or more information resources.  A defining feature of these applications is instant, “wherever-whenever” access and control of information resources.  These applications make possible such activities as using a cellular handset to move files from a PC to the local fax machine for printing, viewing a personal web-cam from a wireless handset, or finding the lowest price for a best-selling novel by surveying local bookstore inventories from a pager.

                The commercial importance of the innovations in BlueFuel™ is that they create  the market opportunity for carriers, content providers, handset makers and chipset providers to deliver wireless multimedia sooner (on the current 2G network) and on a much wider range of devices than with other competing technologies. By driving a lower cost profile for wireless devices (and therefore lower end-user price points), BlueFuel™ can drive additional volume opportunities for wireless multimedia services.

                Our products address features that participants in this market have identified as key to delivering on the overall value proposition, including:

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

                Although the rapid and significant technological change occurring within the wireless communications industry may dictate a change in our product development strategy, we anticipate that our current product and technology portfolio will provide a solid base from which to grow. This product portfolio is as follows:

    The Efficiency Engine™ – system component designed to efficiently route, store and monitor information flow (traffic) in a network. The Efficiency Engine™ saves memory and processing resources by selecting and using only those BlueFuel™ modules that are necessary for the requested activity.  Our architecture makes it possible to efficiently transmit and view content over current and future wired or wireless networks.

    BlueFuel™  Server – The BlueFuel™ Server, which is designed for optimized multimedia delivery over wired and wireless networks, utilizes the Efficiency Engine™ to deliver content to both wired and wireless end user devices. It is also responsible for assembling content, interpreting end-user directives and anticipating their wishes. BlueFuel™ Server supports Summus’ BlueFuel™ architecture as well as industry standard formats.

    BlueFuel™  Modules – The BlueFuel™ Modules are pluggable and upgradeable software modules  for processing multimedia information such as video, image, graphics, animation, 3D, map, and others needed to deliver BlueFuel™ application solutions. BlueFuel™ modules allow application developers to build SuperFast-SuperThin™ multimedia applications for gaming, enterprise solutions, security and surveillance, digital cameras, and m-commerce, to name a few. BlueFuel™ modules support multimedia content provided from third-party servers as well as MPEG4 and other formats.

    BlueFuel™Image – software enabling image applications on mobile phones and other wireless devices.

    BlueFuel™Map – The BlueFuel™ Map module, in conjunction with a third-party mapping source, will provide users the ability to access, view and interact with real-time traffic maps for metropolitan areas.  This module will enable high quality color or monochrome display of street-level and highway-level maps with text and landmark icons. In addition, the BlueFuel™ Map module will enable unlimited panning and zooming of the map as well as the ability to “click-through” specific locations, landmarks or points-of-interest to obtain additional information such as address, phone number or other relevant information.

    BlueFuel™Video – video compression software for multimedia applications. The software will enable the delivery of multimedia content faster and more efficiently than other methods available today. The BlueFuel™ Video software will offer content on existing and next generation devices in smaller file sizes and at faster speeds than prevailing technologies. Because of its efficiency, mobile handsets will be optimized to deliver exceptional video quality – even with low-bandwidth connection speeds – while at the same time conserving battery power. We anticipate marketing BlueFuel™ Video, in conjunction with wireless carriers and manufacturers of cell phones and PDAs, primarily to content providers.

    BlueFuel™ Create – a content creation tool designed specifically for optimized user experience for specific types of devices in both the wired and wireless market. BlueFuel™ Create will run primarily in a PC environment and take advantage of the Efficiency Engine’s™ operating environment to provide content for devices on both wired and wireless networks. In addition, a subset of BlueFuel™ Create may be available in specific devices to take advantage of content compression within the device. This creation tool will support our proprietary technology as well as industry standard formats. We anticipate marketing BlueFuel™ Create to content providers.

                In addition to our products aimed at the wireless and mobile market, we develop proprietary commercial software for complex imaging, information management, object recognition and multimedia compression with existing applications in the fields of mobile and wireless communications and information processing. Our current product portfolio in the area includes:

    Wavelet Image Software Developers Kit (SDK) Version 4.1 – This product allows software developers to incorporate our wavelet compression technology within their applications. Software developers can compress images into smaller file sizes to enable faster downloads without significantly degrading image quality. Optimizing limited storage capabilities and lower bandwidth connections, products incorporating the Wavelet Image SDK can provide viewers with greater viewing enhancement, including image magnification or enlargement, the flexibility to control the compression ratio which determines speed and quality, and the ability to select specific areas or regions of interest for greater levels of detail. The Wavelet Image SDK will be updated to include support for JPEG2000, an international still image compression standard approved in January 2001. The Wavelet Image SDK will be updated to support rendering of JPEG2000 images as well as advanced features available only through the our wavelet implementations.

    Photo ID Software Developers Kit (SDK) Version 2.0 – This product provides all the standard features of the Wavelet Image SDK with the addition of specialized compression technology to handle portrait-style images – ideal for smartcard, barcoding and identification and security applications.

                Future Products

                We have targeted J2ME™, Symbian OS, Pocket-PC and PalmOS as the next wireless operating systems or platforms to which to adapt or port BlueFuel™ and the exego™ application. J2ME™ is the micro edition of the Java 2 platform targeted at consumer electronics and embedded devices. J2ME™ allows developers to use Java and the J2ME™ wireless toolkit to create applications and programs for wireless and mobile devices.  Symbian OS is an applications platform, developed by Ericsson, Nokia, Motorola, Panasonic and Psion PLC, for wireless devices using the GSM air interface network, which is predominant in Europe.  Pocket PC is the mini edition of Microsoft’s Windows that allows developers to develop applications and programs for wireless and mobile devices.  Each operating system will require focused engineering resources to execute. In addition to adapting our application to other platforms, we have a strong focus on adding security features to increase protection for end-user data.  We are targeting commercial release of products ported on these platforms throughout the 2002 calendar year.

                In addition to our mobile and wireless focus, we have explored applications of our complex imaging and object recognition technologies in the medical sector.  Our current focus is on computerized medical diagnosis solutions for the anatomical pathological (AP) market. In August 2000, we entered into a master consulting agreement with ADLabs, Inc.  As a result of our relationship with ADLabs, we realized that our complex imaging and object recognition technologies could be adapted to have application in the AP market.  We have reached agreement for a memorandum of understanding which contemplates our entering into a joint venture that would seek to adapt our existing technology for application in the market, but given our financial resources we have been unable to complete this transaction.  We intend to pursue this opportunity once we have secured the necessary working capital.

Sales and Marketing

                We intend to market our technology primarily through our direct sales force, through leading semiconductor and device designers and manufacturers, wireless carriers, and programming providers. We are continuing to build a team of application and field engineers to support our direct sales force in business development and sales activities.

            Our lack of financial resources, which has dictated that most of our energies be dedicated to marketing efforts in the U.S., has hampered our ability to fully capitalize on our marketing strategy, which is focused primarily on increasing awareness of the capabilities of our technology, developing relationships with content providers, wireless carriers and Internet portals. We are also engaged in promoting our brand name and creating demand for our software and services. We market our products through industry trade shows, press releases, public relations initiatives (including through consultants) and our web site. In addition, we are actively working with a number of trade publications and industry analysts to educate the market on the deployment and benefits of our software.

                In an effort to expand our operations to Asia, where the wireless network infrastructure is currently more developed than it is in North America, we have recently entered into a marketing agent agreement with representatives to represent us in Korean market. In addition, we have increased our development staff in Croatia and have signed marketing agent agreements to market, sell and customize our applications in Asia.  As we expand and secure relationships in different parts of the world, we will consider opening regional offices to support our business development, sales and technical resources targeted toward the European and Asian markets.

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

                Our primary competition with respect to the exego™ application are the existing instant messaging and multimedia messaging services currently entering the market place, such as AOL’s Instant Messenger™ (AIM), Yahoo Mobile and Nokia and Ericsson’s multimedia messaging service (MMS). exego™offers several key advantages such as multimedia versus text and personal creativity tools compared to AOL’s and Yahoo’s offerings and faster image download/rendering compared to MMS.  More generally, we face competition from, among others:

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
    developers of video compression technology;

    wireless service providers, such as NTT DoCoMo, Orange, Sonera and US West;

    semiconductor designers and manufacturers such as Intel, Qualcomm and Texas Instruments, which may develop their own software to embed on the hardware they already produce; and

    providers of wireless software applications and content aggregation, such as Phone.com and InfoSpace, which may capitalize on their existing market share and expand their product offerings.

    developers of wireless multimedia applications such as Thin Multimedia, Togabi, Oplayo, SolidStreaming, and PacketVideo, which are developing competitive streaming products and are aggressively entering international markets where we plan to have our presence. They also focus upon selling player, server, and authoring tools rather than value added applications.

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

                We will need to continue to introduce, on a timely basis, new products and product upgrades to add new features, functionality and technology that our target customer base desires. Introducing new technology involves numerous technical challenges, substantial amounts of personnel resources and frequently requires months to complete.  No assurances can be provided that we will be able to successfully complete the development of currently planned or future products in a timely and efficient manner, that the integration of new technology will not degrade the responsiveness and speed of our existing products or that, once integrated, such technology will function as expected.

                Due to the complexity of our products, internal quality assurance testing and customer testing of pre-commercial releases may reveal product performance issues or desirable feature enhancements that could lead us to postpone the release of products or product upgrades. We cannot guarantee that current or enhanced versions of our products will be free of significant software defects or bugs. Despite our testing, and testing by third parties, current or future products may contain serious defects. Serious defects or errors could result in lost revenue or delay in market acceptance of our products and could seriously harm our credibility and materially affect the market acceptance and sales of our products. In addition, the reallocation of resources associated with any postponement of the release of products or product upgrades would likely cause delays in the development and release of other future products or enhancements to our currently available products. The occurrence of these types of problems could materially adversely affect our business, results of operations and financial condition.

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

Intellectual Property Rights

                We currently have no issued patents but have filed 16 provisional patents and are working to develop these into formal patent applications within the one-year time period allowed by law. We are also examining whether further patent protection will be sought for several of the differentiating ideas and concepts in the BlueFuel™ and exego™ product suite. There can be no assurance that patents will become a significant part of our intellectual property in the foreseeable future.  We currently have twenty trademarks protected by common law trademark marking (tm) and are in the process of securing registered marks in the United States for these marks.

                Much of our complex imaging and object recognition technology currently or to be incorporated into our existing software development kits and products for use in the medical sector is the result of  us retaining ownership of inventions made under U.S. government-funded research and development projects. With respect to any invention made with government assistance, the government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the technology or have the technology employed for or on its behalf throughout the world for government purposes. Under certain conditions, the U.S. government has “march-in rights.” These rights enable the U.S. government to require us to grant a non-exclusive, partially exclusive or exclusive license in any field of use to responsive applicants, upon terms that are reasonable under the circumstances, for governmental purposes. If we refuse, the government can grant the license itself, provided that it determines that such action is necessary because we have not achieved practical application of the invention, or to alleviate health or safety needs, or to meet requirements for public use specified by federal regulations, or because products using such inventions are not being produced substantially in the U.S. The exercise of these rights by the U.S. government could create potential competitors for us in the government sector if we later determine to develop the technologies and utilize the inventions in which the government has exercised these rights. Otherwise, we retain all commercial rights to our technology.

                We regard our copyrights, trademarks, trade secrets and similar intellectual property as critical to our success and attempt to protect our rights by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We have filed a United States trademark application for various components and concepts upon which the BlueFuel™  platform depends.  There can be no assurances that these steps will be adequate to protect our intellectual property completely, that we will be granted the patents we submit, that we will be able to secure trademark registrations for all of our marks in the United States or other countries or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights.

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

                From time to time, third parties have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us or to third party providers of technology to us. We and/or such third party providers of technology may increasingly face infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. As of the date of this prospectus, we do not have any intellectual property infringement claims or suits against us of any kind. However, we may be party to additional litigation in the future. Any third-party claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us could harm our future competitiveness and profitability.

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

Employees

                As of December 31, 2001 we had 38 full-time employees, including 8 in marketing and sales, 21 in research and development (including product development) and 9 in corporate operations and administration. We also have engaged 11 consultants, 1 in marketing, 9 in product development (of which 7 are in Croatia and 2 in Sweden) and 1 in operations. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

ITEM 2.          PROPERTIES.

                Our principal executive offices are located at Two Hannover Square, 434 Fayetteville Street, Suite 600, Raleigh, North Carolina 27601.  We occupy an aggregate of 19,100 square feet of leased space at such location under two leases.  A lease for 17,189 square feet, representing our principal executive offices, expires October 31, 2005.  The current annual base rent for such space is approximately $267,000 and will increase to approximately $313,000 by the last year of the term.  We were obligated to pay additional rent in the amount of roughly $5,900 per month for the seven-month period beginning May 1, 2001, related to the buildout of this office space in March 2000.  We also lease 1,911 square feet of space in the same office building, representing the space occupied by Summus, Inc. prior to the Summus, Ltd. asset acquisition.  The lease term expires on July 31, 2003.  The current annual base rent for this space is approximately $58,600.  We are obligated to pay additional rent in the amount of roughly $2,000 per month for the 24-month period beginning August 1, 2001.  The additional rent is to be paid in connection with our termination of the lease of approximately 4,900 square feet of office space at this location.

                We believe the terms of these leases are consistent with terms in the local market generally and that the space will be adequate for our reasonably foreseeable future needs.

ITEM 3.          LEGAL PROCEEDINGS.

The ENELF Litigation

                On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Inc., Aware, Inc. and Summus, Ltd. ENELF alleged that certain modules of MaxxSystem and the PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator.” ENELF sought to enjoin Summus, Ltd. from making, selling, offering for sale, using or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages.  On December 12, 2001, ENELF, Summus, Inc, and Summus, Ltd. entered into a settlement agreement, provided mutual releases and filed with the court a stipulated order of dismissal with respect to the litigation.  Under the terms of the settlement agreement, we have issued to ENELF 75,000 shares of our restricted common stock.

The Alan Kleinmaier Litigation

                On November 15, 2001, Alan Kleinmaier, a former employee and officer of Summus, Inc. and Summus, Ltd., filed a civil lawsuit in the General Court of Justice, Superior Court Division in Wake County, North Carolina against Summus, Ltd., Bjorn Jawerth, Leonard Mygatt, Bradford Silvernail, and Gary Ban.  In our answer and counterclaim, a motion was made to substitute Summus, Inc. as a party defendant for Summus, Ltd. on the grounds that Summus, Ltd. was merged into Summus, Inc. on February 16, 2001.  In this suit Mr. Kleinmaier claims that he was entitled to three months severance pay of $30,550 and $1,800 in car allowance when he was terminated from Summus, Ltd.  Summus, Inc. has filed an answer to Mr. Kleinmaier’s claim and made several counterclaims against him.  We have not recorded a loss contingency relating to this lawsuit because, in management’s opinion, it is not probable that a loss contingency exists

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                During the fourth quarter of the year covered by this report, no matter was submitted to a vote of the security holders of Summus, Inc.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Information

                Our common stock, par value $.001 per share, currently trades on the Over-the-Counter Bulletin Board®.   For the period of October 24, 2000 through November 15, 2001, our common stock was quoted through the Pink Sheets®.  The following table provides information about the high and low bid per share quotations of our common stock for each full quarterly period during the two years ended December 31, 2000 and 2001, and for the first quarter of 2002 through March 15, 2002 on the OTC Bulletin Board® and on the Pink Sheets®, as provided by the National Quotation Bureau, Inc.  These quotations reflect inter-dealer prices without markup, markdown or commissions, and may not necessarily represent actual transactions.

2000	Low	High
First Quarter	$ 6.75	$31.88
Second Quarter	$ 3.00	$13.25
Third Quarter	$ 3.94	$ 7.44
Fourth Quarter	$ 1.30	$ 6.90

2001	Low	High
First Quarter	$ 2.50	$ 4.30
Second Quarter	$ 2.50	$ 5.75
Third Quarter	$ 1.30	$ 4.50
Fourth Quarter	$ 1.35	$ 2.60
2002	Low	High
First Quarter (through March 15, 2002)	$ 1.13	$ 3.05

                On March 15 2002, the closing sale price for our common stock as reported on the OTC Bulletin Board® was $1.42.  As of March 15, 2002, we had approximately 44,897,001 shares of common stock outstanding and approximately 421 shareholders of record.

                We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We anticipate that we will retain earnings, if any, to finance the growth and development of our business.  Therefore, we do not expect to pay cash dividends on our common stock for the foreseeable future.  Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and whatever other factors that our Board of Directors determines are relevant.

                Summus, Inc.’s 8% Series A Convertible Preferred Stock accrues semi-annual dividends at a rate of 8% per annum of the initial liquidation price of $1000 per share on each of April 1 and October 1.  These dividends are cumulative from the date of original issue, which was February 28, 2000 and shall be payable when, as, and if declared by our Board of Directors.  Any dividends payable on the Series A preferred stock may be paid in additional shares of Series A preferred stock at our option.  We intend to declare all cumulative dividends on the Series A preferred stock as of April 1, 2002 and pay all such dividends in additional shares of Series A preferred stock.

Penny Stock

                Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the “Exchange Act”), commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.

                The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with his or her spouse).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock.  Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

Recent Sales of Unregistered Securities

                From October 1, 2001 through December 31, 2001, we issued an aggregate of  1,107,431 shares of our common stock to approximately 39 persons.  These securities were not registered under the Securities Act of 1933. Except as noted below, the issuances of the securities described below were issued in transactions deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities, except for those issued in reliance upon Rule 504 of Regulation D, promulgated under the Securities Act, are deemed to be “restricted securities” as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

Stock Issuances for Cash/Satisfaction of Indebtedness

                From October 1, 2001 to December 31, 2001, we issued an aggregate of 797,919 shares of common stock to 34 accredited investors, all unaffiliated with Summus, Inc., for a price per share ranging from $1.50 to $2.50, and issued warrants to purchase, at an exercise price of $2.50 to $3.50 per share, an additional 1,539,082 shares of common stock, for aggregate consideration of $1,422,151.  In connection with the issuance of these shares, we issued 1,177 shares of our restricted common stock, as commissions, to the placement agents involved in such sales. The names of the purchasers and the number of shares purchased are as follows:

Name of Purchaser

Number of Shares

James D. Bailey	5,700
William B. Bandy	75,000
Regenboog BV Beheer	5,000
Stephan M. Berthoud	13,889
Thomas Bivens	186,452
Klass Van’t Blik	5,000
John Bodolay	20,000
Richard W. Bonenberger	30,000
Brian Boxer	100,000
Hendrika Braam	5,500

Harold A Bridges, Jr.	30,000
Gerald Brink & Pamela A. Vancil	5,000
C.E. Bryant, Jr.	15,000
Jennifer Catano	100
James L. Devone, Sr.	2,500
Lorraine E. Devone	2,500
Suzanne Harris Gilbert	12,300
Kurt D. Hughes	27,778
Neal Guenther & Nancy Jablonski	30,000
Marion and Dorothy J. Jablonski	10,000
Arnold Janickas	10,000
Andrew Jarboe	11,111
Joseph M. Leho	35,000
Martin van Loon	10,000
Pat E. McCoy	5,000
Larry McKenzie	20,000
Geraldine McKenzie	5,000
Emma Mizell	5,000
Gina M. Ness	200
Nico Nieuwenhuizen	10,000
Eric Raeber	26,111
Clayton J. Roberts	21,000
Larry B. Shook	10,000
John Stephanus	27,778
Harvey Underwood	10,000
Herman Veenendaal	10,000

                Stock Issuances for Services Rendered

                In October 2001, Summus, Inc issued 28,187 shares of common stock to Stuart Diamond in full payment of amounts owed to him for outside director fees and expenses.

                In November 2001, Summus, Inc. issued 96,325 shares of common stock to Alfred Williams & Company in full payment of amounts due under office furniture leases.

                In November 2001, Summus, Inc. issued 45,000 shares of common stock to Harry Brown for consulting services.

               Stock Issuances in Settlement of Litigation

                In November 2001, Summus, Inc. issued  60,000 shares of its common stock in full payment of amounts owed to RPC International L.C. and Ronald P. Cropper.

                In October 2001, Summus, Inc. entered into a settlement agreement with Van Ernst Jakobs N.V. (“VEJ”).  See Note 15 to the audited financial statements included in “Item. 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K”of this report.  Under the terms of the settlement agreement we issued to VEJ:

    80,000 shares of common stock;

    a warrant to purchase 250,000 shares of Summus, Inc. common stock with an exercise price of $4.00 per share;

    a warrant to purchase 150,000 shares of Summus, Inc. common stock with an exercise price of $2.50; and

    a warrant to purchase 150,000 shares of Summus, Inc common stock with an exercise price of $4.50 per share.

                On December 12, 2001, Summus, Inc. settled a lawsuit brought against us by ENELF, LLC. Under the terms of the settlement agreement, we issued 75,000 shares of our common stock to ENELF LLC.  See “Item 3. Legal Proceedings” in this annual report.

ITEM 6.          SELECTED FINANCIAL DATA.

                On February 16, 2001, Summus, Inc. (formerly High Speed Net Solutions, Inc.) acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended. In legal form, the transaction was effected by Summus, Inc. issuing shares of its common and Series B convertible preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd.  This transaction has been accounted for as a capital transaction of Summus, Ltd., accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd. are, for accounting purposes, deemed to be those of Summus, Inc

                The following selected historical annual financial data has been derived from the financial statements of Summus, Ltd. (notwithstanding that such selected historical annual financial data has been labeled as that of Summus, Inc.). The financial statements for each of the three years ended December 31, 2001, 2000 and 1999, have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere in this annual report on Form 10-K, which includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

                The financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes, which are contained elsewhere in this prospectus.

                We have presented all amounts, except “per share” amounts, in dollars.

SUMMUS, INC. (USA)
SELECTED FINANCIAL DATA

	1997	1998	1999	2000	2001
Consolidated Statement of Operations Data:
Revenues	$ 606,633	$ 556,638	$ 515,216	$ 1,068,658	$ 749,758
Costs of revenues	528,346	271,701	281,254	398,326	299,554
Selling, general and administrative expenses	342,833	2,720,152	3,797,067	6,221,362	7,835,367
Non-cash compensation	–	–	2,670,050	2,127,962	956,321
Research and development	–	421,685	1,356,686	1,119,333	858,105
Non-cash settlements					1,132,352

Loss before Other income (expense)	(264,546)	(2,856,900)	(7,589,841)	(8,798,325)	(10,331,941)
Other income (expense):
Gain on sale of stock of equity investee	–	–	2,314,390	3,680,065	–
Participation in loss of equity investee	–	–	(3,447,110)	(6,356,932)	–
Loss on disposal of assets	(262)	(9,869)	(119,180)	–	–
Interest income (expense), net	(15,617)	(14,455)	(5,239)	23,911	(56,570)

Total other income (expense)	(15,879)	(24,324)	(1,257,139)	(2,652,956)	(56,570)

Loss from continuing operations	(280,425)	(2,881,224)	(8,846,980)	(11,451,281)	(10,388,511)
Loss from operations of discontinued Rich Media Direct business	–	–	–	–	(135,798)
Loss on disposal of Rich Media Direct business	–	–	–	–	(215,500)

Net loss	$ (280,425)	$ (2,881,224)	$ (8,846,980)	$ (11,451,281)	$ (10,739,809)

Net loss applicable to common shareholders:
Net loss	$ (280,425)	$ (2,881,224)	$ (8,846,980)	$ (11,451,281)	$ (10,739,809)
Preferred stock dividends	–	–	–	–	(153,700)

Net loss applicable to common shareholders	$ (289,425)	$ (2,881,224)	$ (8,846,980)	$ (11,451,281)	$ (10,893,509)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(.010)	$(0.09)	$(0.27)	$(0.35)	$(0.30)
Loss applicable to common shareholders from discontinued operations	–	–	–	–	(0.01)

Net loss	$(.010)	$(0.09)	$(0.27)	$(0.35)	$(0.31)

Weighted average shares of common stock outstanding giving effect to the recapitalization	31,768,177	32,581,200	32,820,110	32,938,803	34,730,337

	December 31

	1997	1998	1999	2000	2001

Balance Sheet Data:
Cash	$ 11,819	$ 137,038	$ 647,704	$ 208,495	$ 115,972
Total assets.	441,128	726,764	7,382,646	1,406,271	1,003,524
Total shareholders equity (deficit)	(302,033)	316,828	3,345,692	(4,653,812)	(5,708 ,495)

___________________________

(1)

Gain on sale of stock of investee during 1999 and 2000 reflects the gain Summus, Ltd. realized upon the sale of common shares of Summus, Inc. (whose legal name was then High Speed Net Solutions, Inc.) it acquired in 1999.

(2)

Participation in loss of equity investee during 1999 and 2000 reflects Summus, Ltd.’s share of Summus, Inc.’s losses for 1999 and 2000.  During 1999 and 2000, Summus, Ltd. accounted for its investment in Summus, Inc.  using the equity method of accounting.

(3)	During 2001, Summus, Inc. disposed of its Rich Media Direct business and accordingly reported the operating activity as discontinued operations in 2001.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS.

                The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risk factors included in this report. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information in our consolidated financial statements and the notes thereto appearing elsewhere in this annual report on Form 10-K.

Overview

                In 2001 we derived our revenues primarily from research and development contracts for government agencies in the areas of complex imaging and object recognition, the core of Summus, Ltd.’s business activities prior to the recapitalization transaction in February 2001.  Such revenues represented 67% of Summus, Inc.’s revenues in 2001, and 60% and 76% of Summus, Ltd.’s revenues in 2000 and 1999, respectively.

Key Developments in 2001

                Focus on Mobile and Wireless Market; Development of BlueFuel

                Upon acquiring the assets and operations of Summus, Ltd., we determined to focus our business operations on the wireless and mobile market.  Specifically, we dedicated our efforts to the development and commercialization of a multimedia technology platform (i.e., our BlueFuel™  software product suite) designed to address the bandwidth, error constraints, contention with voice and data traffic and power challenges associated with transmission of content over existing and future wireless networks.  Our initial primary business focus was to commercially deploy, through third party licensing agreements, various components of the BlueFuel™  product suite, primarily the BlueFuel™  Efficiency Engine™, BlueFuel™  Create, and Blue Fuel™  Server.  We had anticipated the BlueFuel™  Efficiency Engine™  would have been commercially available in the fourth quarter of 2001 and the remaining products would be commercially available in the first quarter of 2002.  We anticipated these products would have been made commercially available through porting to the Qualcomm BREW™  platform. In connection with this anticipated rollout, we capitalized internal software development costs in the amount of $337,451 during the second and third quarter of 2001 for certain BlueFuel™ components that had reached technological feasibility.

                During the fourth quarter of 2001, we expanded our product development efforts to include the development of our first BlueFuel™ based application for the mobile and wireless market – which we have since named exego™. The first release of exego™ combines the powerful features of e-mail addressing and instant messaging with high quality image management and rendering to enable end-users to instantly exchange text and images from a data repository to a cellular handset or between cellular handsets, and to send images and text via email.  This initial release of exego™ is designed to work on a Qualcomm BREW™ platform-enabled device, such as a BREW™ enabled cellular handset. In mid-March 2002, we received certification of exego™ from the National Standards Test Laboratory (NSTL) contracted by Qualcomm to consistently test applications prior to Qualcomm acceptance.  We are awaiting final certification by Qualcomm.  We anticipate an initial deployment of the exego™ application, followed by a full-scale deployment by one U.S. carrier before the end of the second quarter of 2002.  Our business model for exego™ is consistent with the Qualcomm BREW™ model, which dictates a revenue sharing agreement in which we would receive eighty percent of the negotiated sales price of the application.  We have not as yet entered into any agreement with Qualcomm in connection with our exego™ application.

                Based on our evaluation of the functionality of exego™, as well as our understanding of the current challenges facing the wireless and mobile market, we revised our business plan during the fourth quarter of 2001 to make our exego™  application our primary revenue source.  Although we will continue to develop and will make available various components of the BlueFuel™  product suite, we are focusing all of our efforts on the completion and commercial deployment of exego™.  This refinement in our business model necessitated a revision to our business plan and associated projected cash flows.  Based on our evaluation of our revised business plan and the associated projected cash flows, we determined that the software costs capitalized during the second and third quarter related to specific BlueFuel™  components were impaired. Accordingly, we wrote off the previously capitalized software cost of $337,451 to research and development cost in the fourth quarter of 2001.

                In parallel with our product development efforts, we actively sought to enter into revenue-generating business relationships and alliances with cellular carriers, wireless and mobile device manufacturers and content providers to extend the reach of multimedia applications to wireless and mobile devices.  At year-end 2001, we had not entered into any revenue-generating contractual agreements with these parties or received any product orders for the BlueFuel™  product line.

                Divestiture of Douglas May & Co., Inc.; Technology Licensing Agreement

                In view of our decision to focus on the wireless and mobile market and our liquidity constraints, management initiated a review of the Company’s “rich media direct” business (including the operations of Douglas May & Co., its then wholly-owned subsidiary) following the recapitalization transaction in February 2001.  On September 19, 2001, we entered into a stock purchase agreement with Douglas May under which we sold and transferred to Mr. May all of our equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction, September 19, 2001, represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 (“APB 30”), for the disposition of our rich media direct business.  For the period February 16, 2001 through the date of disposition, September 19, 2001, the operations of Douglas May & Co. reflected approximately $319,000 in revenues and a net loss of $135,798. The carrying value of the assets of Douglas May & Co. was approximately $62,000 on September 19, 2001.  We recorded a loss of $215,500 on the disposition of these discontinued operations.

                In connection with the sale of our entire equity interest in Douglas May & Co., we entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, we have granted to this company a perpetual, non-exclusive, non-transferable license with respect to some of our core software technology for image, video compression and video streaming. The technology license agreement provides for the licensee’s payment to Summus, Inc. of royalties, payable on a quarterly basis, equal to the greater of:

                (1)                 a percentage of the “net revenues” derived from the sale or license of end-user products using or incorporating the licensed technology or

                (2)                 specified minimum amounts.

               This royalty payment plan is to remain in effect each year the agreement remains in effect. The agreement can be terminated by the licensee at any time following the first to occur of payment of $400,000 in royalty payments to Summus, Inc. or ninety days prior to the second anniversary of the agreement, provided that $400,000 in royalty payments have been received by us.  The first specified minimum royalty payment of $100,000 was payable to us on December 31, 2001.  We extended the payment of the $100,000 into various installments commencing on March 31, 2002.  Due to the uncertainty of collection, we will recognize the royalty revenue when the cash payments are collected.

Results of Operations

                The acquisition of Summus, Ltd.’s assets and operations in February 2001 was accounted for as a Summus, Ltd. capital transaction, accompanied by a recapitalization.  By accounting for the transaction as such, the transaction is effectively viewed as the issuance of stock by Summus, Ltd. in exchange for the net monetary assets of Summus, Inc.  The accounting for the transaction is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.  As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of Summus, Inc.

                The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes included in this report.

Year ended December 31, 2001 compared to Year ended December 31, 2000

                Revenues.  Total revenues decreased $318,900 to $749,758 in the year ended December 31, 2001, down 29.8% from $1,068,658 in the year ended December 31, 2000. The decrease in revenues was due to a decrease in license fee revenue as well as a decline in the level of governmental contract services rendered.

                Costs of Revenues.  Total costs of revenues decreased $98,772 to $299,554 in the year ended December 31, 2001, down 24.8% from $398,326 in the prior year. Costs of contracts and license fees for the year ended December 31, 2001 and 2000 were comprised primarily of salaries and related costs of providing government contract services.

                Total gross profit decreased $220,128, or 32.8%, to $450,204 for the year ended December 31, 2001, compared with $670,332 for the year ended December 31, 2000. The decrease was primarily attributable to less license fee income in the year ended December 31, 2001 compared to the prior year. License fee income generates a higher gross profit percentage compared to contract revenues.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the year ended December 31, 2001, were $7,835,367, compared to $6,221,362 for the year ended December 31, 2000. The increase in selling, general and administrative expenses primarily reflects the effects of the Summus, Ltd. asset acquisition in February 2001.

                Non-Cash Compensation.  Non-cash compensation for the year ended December 31, 2001 was $956,321 compared to $2,127,962 for the prior year. During the year ended December 31, 2001, stock options, net of forfeitures, were granted to employees with exercise prices below the fair market value of the underlying common stock resulting in total compensation of $864,164, of which $754,164 was charged to expense during the year ended December 31, 2001. The remaining amount, $110,000, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the year ended December 31, 2001 of $202,157 reflects the amortization of deferred compensation resulting from stock options granted during the year ended December 31, 2000 with exercise prices below the fair value of the underlying common stock. For the year ended December 31, 2000, amortization of deferred compensation, resulting from the issuance of stock options with exercise prices below the fair value of the underlying common stock, was $2,127,962. The decrease in amortization of deferred compensation recorded in the year ended December 31, 2001 as compared to the prior year from options granted in year 2000 is primarily the result of the reversal of deferred compensation from forfeited stock options during 2001, plus the large number of fully vested options granted during the year ended December 31, 2000.

                Research and Development.  Research and development costs for the year ended December 31, 2001, were $858,105 compared to $1,119,333 for the prior year. The decrease in these costs was due primarily to the reduced staffing level in the first half of 2001 compared to the prior year.  Included in the research and development costs in 2001, is $337,451 in previously capitalized software development costs that were written off in the fourth quarter of 2001.

                Non-Cash Settlements.  Non-cash settlements for the year ended December 31, 2001, in the amount of $1,132,352, are attributable to the settlement of claims of Van Ernst Jakobs N.V. valued at $1,051,915,and the settlement of the ENELF LLC lawsuit value at $80,437.  See the disclosure under the caption “Item 5. Market For Registrant’s Common Stock and Related Shareholder Matters – Recent Sales

of Unregistered Securities – Stock Issuances in Settlement of Litigation” in this report.

                Gain on Sale of Stock of Equity Investee.  Gain on the sale of stock of equity investee for the year ended December 31, 2000 was $3,680,065. In 1999, Summus, Ltd. acquired shares of Summus, Inc. common stock, which it later sold to third parties. During the year ended December 31, 2000, Summus, Ltd. sold 1,000,000 shares of Summus, Inc. common stock for gross proceeds of $4,493,428, resulting in a gain on sale of $3,680,065.

                Participation in loss of Equity Investee.  Participation in loss of equity investee for the year ended December 31, 2000, was $6,356,932. In 1999, Summus, Ltd. acquired a significant ownership interest in Summus, Inc. Summus, Ltd. accounted for its investment in Summus, Inc. using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in Summus, Inc. for its share of Summus, Inc.’s losses subsequent to the date of Summus, Ltd.’s initial investment. During 2000, Summus, Ltd.’s investment in Summus, Inc. was reduced to zero as a result of Summus, Ltd.’s sales of shares of Summus, Inc. common stock and through Summus, Ltd.’s share of the losses of Summus, Inc.

                Net Interest Income (Expense).  Net interest expense for the year ended December 31, 2001, was $56,570, compared to net interest income of $23,911 for the prior year. Net interest expense for the year ended December 31, 2001 related to interest costs associated with capital lease obligations and note payable agreements. The net interest income in the year ended December 31, 2000, resulted from earnings on cash balances generated from the sale of shares of Summus, Inc. common stock, net of interest costs on capital lease obligations and note payable agreements.

                Loss from Discontinued Rich Media Direct Operations.  Summus, Inc. recorded a loss from operations of its “rich media direct” business of $135,798, as well as a loss on disposal of these operations of $215,500, for the year ended December 31, 2001. Our divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.

                Net Loss.  As a result of the factors discussed above, the net losses for the years ended December 31, 2001 and 2000 were $10,739,809 and $11,451,281, respectively.

Year ended December 31, 2000 Compared to the Year ended December 31, 1999

                Revenues.  Revenues for the fiscal year ended December 31, 2000 were $1,068,658 compared to $515,216 for the fiscal year ended December 31, 1999, an increase of 107%. The increase in revenues was primarily due to the expansion of governmental research projects with the Office of Naval Research and expanded sales efforts with respect to the wavelet-based technology licensing of our Photo ID and wavelet-based software development kit product lines.

                Cost of Revenues.  Cost of revenues primarily represents costs of providing contract services. The cost of software license fee revenue is not separately maintained and historically has not been significant. Costs of revenues for the year ended December 31, 2000 were $398,326 compared to $281,254 in the prior year.

                Gross Profit.  Gross profit for the year ended December 31, 2000, was $670,332, representing an increase of $436,370 over the prior year. The increase in revenues and gross profit was primarily due to the expansion of government research projects with the Office of Naval Research, specifically Summus, Ltd.’s side scan sonar project and expanded sales efforts with respect to wavelet-based technology licensing of our Photo ID and wavelet-based software development kit product lines.

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

                Non-Cash Compensation.  Non-cash compensation for the year ended December 31, 2000 was $2,127,962 compared to $2,670,050 for the year ended December 31, 1999. During the year ended December 31, 2000, stock options were granted to directors and employees with exercise prices below the estimated fair value of the underlying common stock resulting in total compensation of $3,106,472, of which $2,127,962 was charged to expense in 2000. The remaining amount, $978,510, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. Non-cash compensation for the year ended December 31, 1999, resulted from the issuance of 53,401 shares of common stock for services performed by employees.

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

                Gain on Sale of Stock of Equity Investee.  Gain on the sale of stock of equity investee for the year ended December 31, 2000 was $3,680,065 compared to $2,314,390 for the year ended December 31, 1999. In 1999, Summus, Ltd. acquired 11,042,360 shares of common stock of Summus, Inc. Summus, Ltd. acquired 1,500,000 shares of Summus, Inc. common stock in connection with Summus, Inc.’s issuance of such shares in lieu of a cash payment of $750,000 due from Summus, Inc. under the terms of the February 1999 Marketing License Agreement. Summus, Ltd. acquired an additional 9,542,360 shares of Summus, Inc. common stock from Mr. Richdale and his affiliates in exchange for 132,888 shares of Summus, Ltd. common stock. The initial carrying amount of the Summus, Inc. shares was recorded at the estimated fair value of the shares, factoring in a discount associated with the shares constituting “restricted securities” that were not freely tradable. During the year ended December 31, 2000, Summus, Ltd. sold 1,171,579 shares of Summus, Inc. common stock for gross proceeds of $4,492,799 (representing an average price per share of $3.83), resulting in a gain on sale of $3,680,065. During the year ended December 31, 1999, Summus, Ltd. sold 1,653,000 shares of its Summus, Inc. common stock for gross proceeds of $2,977,500 (representing an average price per share of $1.80), resulting in a gain on sale of $2,314,390.

                Participation in Loss of Equity Investee.  Participation in loss of equity investee for the year ended December 31, 2000, was $6,356,932 compared to $3,447,110 for the year ended December 31, 1999. As noted above, in 1999 Summus, Ltd. acquired a majority ownership interest in Summus, Inc.  Since the majority ownership was temporary, Summus, Ltd. accounted for its investment in Summus, Inc. using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in Summus, Inc. for its share of Summus, Inc.’s losses subsequent to the date of its initial investment. As of December 31, 1999 and 2000, Summus, Ltd.’s ownership interest in Summus, Inc. decreased to approximately 44% and 33%, respectively.

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

                Net Interest Income (Expense).  Net interest income for the year ended December 31, 2000 was $23,911 compared to net interest expense of $5,239 for the year ended December 31, 1999. The net increase in interest income resulted from earnings on larger cash balances in 2000, primarily generated by the sale of Summus, Inc. stock. Net interest expense in 1999 related to interest costs associated with capital lease obligations and note payable agreements.

                Net Loss.  As a result of the factors discussed above, Summus, Ltd.’s net losses for the years ended

December 31, 2000 and 1999 were $11,451,281 and $8,846,980, respectively.

Liquidity and Capital Resources

                As of December 31, 2001, we had $115,972 of cash on hand, negative working capital of approximately $6.2 million, and had approximately $6.6 million in current liabilities.  During 2001, we funded our operations primarily through the sale of 2,978,390 shares of our restricted common stock and warrants to purchase 6,175,658 shares of common stock to individual accredited investors, for gross cash proceeds of $6,396,912.  We anticipate that the sale of our equity securities will continue to represent the primary source of our liquidity until we obtain funding from institutional sources and generate positive cash flow from operations.  We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership. Our continuation as a going concern depends on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.  In light of our financial condition and operating losses, our auditors have included in their report on our audited consolidated financial statements an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

            During the month of December 2001, we were unable to pay the salaries of certain executives of our management team, and as of March 15, 2002, these amounts remain unpaid.  Additionally, due to our liquidity constraints, we have been unable to pay certain of our legal service providers.  This has resulted in a delay in the filing of a registration statement, which we are contractually obligated to file with the Securities and Exchange Commission to register shares of our restricted common stock and shares of our restricted common stock underlying warrants.  During 2001, we had entered into settlement agreements or arrangements with approximately 26 of our vendors, to which we owed approximately $1.3 million, under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.

            The vendor to which Summus, Inc. owed the largest amount was Analysts International Corporation (“AIC”), which provided us with computer programming services during the 1999-2000 period. Summus, Inc. entered into a settlement agreement and release, dated August 7, 2001, with AIC. Under the terms of the settlement agreement, we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness is paid in full.

                The success and growth of our business, following the Summus, Ltd. recapitalization, is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that it will require approximately $20 million in working capital within the next twelve months to complete the domestic rollout of our operations, as well as the expansion of our operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America.

                Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest up to approximately 35% of our working capital in research and development and personnel to ensure the continued development of our technology and its compatibility with new generations of hardware and software. Specifically, we intend to improve our multimedia technology, including image, graphics and video technology, and build on our experience gained in developing our information management technology.

                Cash Flow used in Operating Activities.  Net cash used in operating activities was $6,790,481 in the year ended December 31, 2001, compared to $5,971,072 in the prior year. The increase in net cash used in operating activities was primarily due to combining of Summus, Ltd. and Summus, Inc. on February 16, 2001, offset by the reduced staffing level in the first half of 2001 compared with that during the prior year.

                Cash Flow from Investing Activities.  Net cash provided by investing activities was $36,438 in the year ended December 31, 2001, representing $43,918 in cash that Summus, Inc. had on the closing of the recapitalization transaction on February 16, 2001, offset by $7,480 in computer equipment purchases. Net cash provided by investing activities of $4,360,566 in the prior year, representing the proceeds from Summus, Ltd.’s sale of 1,000,000 shares of common stock in Summus, Inc., its equity investee.

                Cash Flow from Financing Activities.  Net cash provided by financing activities was $6,661,520 in the year ended December 31, 2001 compared to net cash provided by financing activities of $1,171,297in the prior year. Net cash provided by financing activities in the year ended December 31, 2001 related to:

    the sale of 2,978,390 shares of our common stock, along with warrants to purchase an additional 6,175,658 shares of common stock, at exercises prices ranging from $2.40 to $5.25 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregate proceeds of $6,396,912;

    $2,521, representing proceeds from the exercise of stock options for 6,043 shares of common stock;

    $540,000, representing the proceeds of a loan from Summus, Inc. extended under the terms of the Asset Purchase Agreement. Upon the closing of the Summus, Ltd. asset acquisition, the indebtedness was cancelled in its entirety;

    $202,913 in principal payments on capital lease obligations; and

    $75,000 in cash payments in partial settlement of the Dunavant loss contingency.  See the disclosure under “Item 13. Certain Relationships and Related Party Transactions – Settlement of the William R. Dunavant Litigation and Post-Litigation Disputes.”

                Net cash flow provided by financing activities of $1,171,297 in the year ended December 31, 2000, represented proceeds of a loan from Summus, Inc. of $1,435,000 and $23 in proceeds from a stock option exercise, offset by $263,726 in cash payments on capital lease and note agreements.

New Accounting Pronouncements

                On September 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after September 30, 2001.  We adopted  SFAS 142 as of January 1, 2002.  The effect of adopting SFAS 142 by us beginning January 1, 2002 is not expected to have a significant effect on our operating results or financial position.

                In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001.  This Statement addresses financial accounting and reporting for the impairmant or disposal of long-live assets and supercedes Statement No.

121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  Summus, Inc. adopted Statement No. 144 as of January 1, 2002, and we do not expect this adoption to have a significant effect on our operating results or our financial position.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                We do not use any derivative financial instruments for hedging, speculative or trading purposes.  Our exposure to market risk is currently immaterial.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The financial statements and supplementary data filed with this report are set forth in the “Index to Consolidated Financial Statements and Schedule” following Part IV of this annual report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

 ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

                The following table provides information regarding the members of our Board of Directors including their ages, the year they were first elected as directors and the expiration of their terms as directors:

Name	Age	First Year Elected As Director	Term Expires

Dr. Bjorn D. Jawerth	49	2000	2002
Richard F. Seifert	51	1999	2002
Herman Rush	71	2000	2002
Dr. George H. Simmons	51	2002	2002

Advisory Board Members

                The Board has recently established an advisory board.  The current members of the advisory board are Jerome Bailey and Hyun Byun.  Members of the advisory board are appointed through resolution of the Board and will consult and advise the Board and our senior officers as to, among other things:

  establishing, acquiring and selling other companies or participating interests in other companies;

  starting or discontinuing a line of business;

  financing of operations;

  entering into strategic alliances or other business relationships for purposes of commercially deploying our products and technology.

                At the request of the Board, members of the advisory board may attend Board meetings and participate in such meetings, but will have no vote.  Members of the advisory board will not be deemed to be directors of Summus, Inc. and will not be subject to any fiduciary or similar duties to Summus, Inc.

solely by virtue of membership on the advisory board.  Each member of the advisory board will be required to execute a confidentiality and non-disclosure agreement with Summus, Inc. and will be considered an “insider” of Summus, Inc. subject to our insider trading policies.

Executive Officers

                The following table provides information regarding our executive officers, the capacity in which they serve Summus, Inc., when they assumed office and their ages.

Name	Office	Officer Since	Age
Dr. Bjorn D. Jawerth	Chief Executive Officer, President, Chief Scientist	2001	49
Gary E. Ban	Chief Operating Officer	2001	38
Robert S. Lowrey	Chief Financial Officer, Vice President of Finance	2000	41
Richard F. Seifert	Executive Vice President of Corporate Development	1999	51
Christopher E. Kremer	Executive Vice President of Sales and Marketing	2001	44
Leonard Mygatt III	Executive Vice President of Advanced Technology	2001	41

Business Experience of Directors, Officers, Advisory Board Members, and Other Key Employees

            Dr. Bjorn D. Jawerth has been on our Board of Directors since February 2000 and has served as Chief Executive Officer (initially, as a co-Chief Executive Officer), President and Chief Scientist since February 2001.  In 1991, Dr. Jawerth founded Summus Ltd. and was its chairman and president until its acquisition by Summus, Inc. in February 2001.  With more than 30 years of experience as a consultant in the areas of image processing and finite element analysis, Dr. Jawerth has more than 90 publications to his credit in books and refereed journals.  He has won and administered numerous grant awards from both industry and government agencies such as Intel Corporation, the Office of Naval Research, the Air Force Office of Scientific Research, the Army’s NVESD, the NSF and DARPA.  His research interests include computational harmonic analysis and partial differential equations, image processing and pattern recognition.  Until the fall of 2000, Dr. Jawerth was the David W. Robinson Palmetto Professor, professor of mathematics and adjunct professor of computer science at the University of South Carolina.  He currently holds a part-time position at the professor level at Chalmers University of Technology in Gothenburg, Sweden.  Dr. Jawerth received master’s degrees in mathematics, statistics, technical physics and electrical engineering and also a doctorate in mathematics from the University of Lund and from the Lund Institute of Technology, Lund, Sweden.

                Richard F. Seifert has been a member of our Board of Directors since February 1999. He was our Vice President of Operations from March through November 1999.  Upon the closing of the Summus, Ltd. asset acquisition, he assumed the position of co-Chief Executive Officer.  In November 2001, Mr. Seifert voluntarily stepped aside as co-Chief Executive Officer to assume the position of Executive Vice President of Corporate Development, a position in which he focuses his energies  on establishing strategic alliances and other business relationships which will enable us to commercially deploy our technology and generate revenue.  From 1995 through February 1999, Mr. Seifert was a self-employed marketing consultant. Mr. Seifert has a degree in business administration from Montgomery County College and Penn State University.

                Herman Rush has been a member of our Board of Directors since March 2000. Since 1999, Mr. Rush has been Chairman of the Board and Chief Executive Officer of Infotainment International, Inc. and

related companies that develop and produce content for the Internet. Since 1998, Mr. Rush has been a partner in Rush Cooperman Associates, LLC, an Internet development and production company. In November 2000, he became the CEO of Internet Program Providers, Inc., an Internet distribution/syndication company. Mr. Rush served as Executive Producer of The Montel Williams television program from 1990 through 1997 and currently is a consultant to the program. Mr. Rush is a former President and CEO of the Columbia Pictures Television Group (1980-1988) and a former CEO of Coca-Cola Telecommunications, Inc. (1988-89).

                Dr. George H. Simmons was appointed to our Board of Directors in March 2002.  He is currently Vice President and General Manager of the Multiservice Access Technology business in Lucent Technologies.  Prior to this assignment, Dr. Simmons held the position of R&D Operational Excellence VP in Switching and Access Solutions, responsible for R&D process improvement.  He also worked in Beijing, China where he held the position of Network Wireless VP, responsible for marketing, sales, installation and customer technical support of wireless infrastructure equipment.  Dr. Simmons graduated from Michigan State University with a Bachelor’s degree in Electrical Engineering in 1973 and a Ph.D. in Electrical Engineering in 1981.  He obtained his Master’s in Electrical Engineering from the University of Michigan in 1974 and a Master in Management from J.L. Kellogg, Northwestern University in 1991.

                Gary E. Ban joined Summus, Inc. as our Chief Operating Officer in February 2001. In his past role as Chief Operating Officer/Chief Information Officer of Summus, Ltd., Mr. Ban had supervisory responsibility over company operations, information technology and human resources. Prior to joining Summus, Ltd. in September 1999, Mr. Ban held a variety of executive-level management positions establishing direction and operational implementation for business, financial and engineering systems integration. From November 1996 through August 1999, Mr. Ban served as Director of Customer Integration for ABB Power T&D Inc.’s electricity metering group, where he was responsible for global systems integration for large-scale information management solutions. From June to November 1996, Mr. Ban served as Director of Re-Engineering Services for the Pinnacle Group, a consulting company, where he was instrumental in establishing a consulting business offering re-engineering process management focused on enterprise resource planning. Mr. Ban holds an M.B.A. from Duke University, a bachelor’s degree in industrial management and an associate applied science degree in computer engineering from the Milwaukee School of Engineering.

                Robert S. Lowrey has been our Chief Financial Officer and Vice President of Finance since June 2000. Prior to joining Summus, Inc., Mr. Lowrey served as a senior audit manager for Ernst & Young LLP in Raleigh, North Carolina from November 1993 to May 2000. In this role, Mr. Lowrey had an active role in the accounting work associated with initial public offerings, secondary offerings of equity and debt, and merger and acquisition transactions.  Prior to his association with Ernst & Young, Mr. Lowrey served as the chief financial officer of Florida Dental Care, a full-service provider of dental care.  Mr. Lowrey is a certified public accountant licensed in the state of North Carolina.  He holds a bachelor’s degree in accounting from Grove City College in Grove City, Pennsylvania.

                Christopher E. Kremer was hired as Executive Vice President of Sales and Marketing in October 2001. Mr. Kremer heads Summus, Inc.’s sales and marketing functions. Prior to his association with Summus, Inc., Mr. Kremer held various senior level executive positions with Motorola, Inc., including Senior Director, Program Management, Cellular Technology and Product Realization Group (March 1999 to February 2001); Senior Director, Business Operations, CDMA Division (February 1998 to March 1999); and Vice President of Sales and Marketing for the Transmission Products Division (August 1996 to February 1998). Mr. Kremer is a graduate of Eastern Kentucky University, where he received a bachelor’s degree in business administration in 1980.

                Leonard Mygatt III has been our Executive Vice President, Advanced Technology, since our acquisition of Summus, Ltd.’s assets in February 2001. In this position, Mr. Mygatt is responsible for management of technical and product development, contracts and proposals and business development. Mr. Mygatt served in the same capacity with Summus, Ltd. beginning in December 1995. Prior to his association with Summus, Ltd., Mr. Mygatt was employed by Magnavox Electronic Systems Company, where he served as a project leader for the design, development and production of advanced tactical data link systems and as a project manager and leader for a research and development project investigating image and video compression. Mr. Mygatt received a bachelor’s degree in electrical engineering from the University of California at San Diego in 1983.

                Jerome Bailey brings over 15 years of experience as a senior financial executive in top-rated global investment banking and publishing firms. Mr. Bailey most recently served as executive vice president and chief financial officer for Dow Jones, a global publishing company (1998 to 2001). In this position, he was directly responsible for technology and operations, finance, strategic planning and investor relations functions. Prior to his association with Dow Jones, Mr. Bailey served as chief financial officer for Salomon Inc. and Salomon Brothers, a global investment banking firm, now part of Citigroup, Inc., where he was responsible for global finance, tax, treasury, risk management and strategic planning.  At both Dow Jones and Salomon Brothers, Mr. Bailey also initiated and led significant process redesign programs. Mr. Bailey has also served as controller and managing director for Morgan Stanley and was a partner with Price Waterhouse. Mr. Bailey holds a Bachelor of Science degree, with distinction, from the University of Nebraska.

                Hyun Byun brings over 20 years of experience in marketing and business development to the board working exclusively with Samsung. Mr. Byun currently is the U.S. director of new business development for Samsung Electronic Co. Ltd. In this role, he has created the office for Samsung’s digital convergence team and has been instrumental in developing strategic partnerships with America Online (AOL) as well as content development partnerships with RealNetworks, BMG and UMG. Previously, Mr. Byun served in the Samsung group chairman’s office as senior manager where he directed 37 Samsung affiliates (including Samsung Electronics and Samsung Investment). In 1988, Mr. Byun transferred to the United States from Korea to develop Samsung Information Systems America, where he was the marketing manager for Samsung Brand Desktop and Notebook and coordinated sales and marketing for the network (Novell) product sales.

                Dr. Jiangying Zhou was appointed our Vice President of Research in May 2001; she had previously served as Director of Research and Development at Summus, Inc.and, before that, at Summus, Ltd. Prior to joining Summus, Ltd. in March 1998, Dr. Zhou was a research scientist at Panasonic Information and Networking Technologies Laboratories, Princeton, New Jersey, where she conducted research in the areas of image analysis, information retrieval and document processing. Dr. Zhou received her Ph.D. in Electrical Engineering from the University of New York at Stony Brook in 1993. She received her M.S. degree (1985) and B.S. degree (1982), both in computer science, from Fudan University, Shanghai, China. Dr. Zhou has taught in the computer science department of Fudan University. She has published 30 papers in international journals and conferences and has given many talks at international conferences. She is also the owner of five U.S. patents. Dr. Zhou is currently the co-chair for the PSIE/IS&T Document Recognition Conference. She also served as session chair and as referee for several international conferences and journals, including the SPIE Document Recognition Conference, the Fifth International Conference on Document Analysis and Information Retrieval, IEEE Transaction on Pattern Recognition and Machine Intelligence, Journal of Computer Vision, Graphics, and Image Processing, and Journal of Electronic Imaging. Dr. Zhou’s research interests include video/image analysis, pattern recognition, information retrieval, character recognition, and document processing.

                John W. Maxwell was hired as Vice President of Marketing. Prior to joining Summus, Inc., Mr. Maxwell served as director of business management within Motorola, Inc.’s personal communications sector (October 1998 - February 2001). From October 1997 to October 1998, Mr. Maxwell served as director of marketing for Motorola’s Xtreme Worx, which involved the development of new business opportunities within broadband wireless networking. From October 1996 to October 1997, Mr. Maxwell served as a director of marketing for Motorola’s transmission products division. Mr. Maxwell holds a bachelor’s degree in psychology from the University of Michigan and a M.B.A. in marketing from Michigan State University.

                Andrew L. Fox was our Chief Executive Officer from August 2000 through February 2001 and our acting President and Chief Executive Officer from August 1999 through August 2000. Mr. Fox served as a director of Summus, Inc. from January 2000 to November 2001. Mr. Fox was Executive Vice President of Sales and Marketing for Summus, Ltd. from August 1999 through January 2000.  In mid-

November 2001, Mr. Fox assumed the position as Summus, Inc.’s Vice President of Strategic Relationships.  From December 1996 through June 1999, Mr. Fox was Senior Marketing Manager of RealNetworks, a provider of software products and services for Internet media delivery and a pioneer of streaming media systems enabling the creation, real-time delivery and playback of audio, video and multimedia content on the Web. From June 1991 through November 1996, he was a Sales and Marketing Manager for IBM’s Wireless Data Division and a Product Manager at IBM’s Networking Hardware Division. Mr. Fox has a M.B.A. from Duke University’s Fuqua School of Business in Durham, North Carolina and an undergraduate degree in computer science and electrical engineering from Duke University’s School of Engineering.

Family Relationships

                There are no family relationships between or among any of our directors and executive officers.

Committees of the Board of Directors

                Our Board of Directors is responsible for establishing broad corporate policies and for our overall performance. Our Board of Directors currently has the following committees:

                Employment and Compensation Committee.  The Employment and Compensation Committee reviews and approves our compensation plans covering executive officers and other key management employees, reviews the competitiveness of our total compensation practices, determines the annual base salaries and incentive awards to be paid to executive officers, and reviews and approves special hiring and severance arrangements with executive officers. The Employment and Compensation Committee currently consists of two members, Messrs. Rush and Jawerth.

                Audit Committee.  The Audit Committee recommends to the Board for appointment the independent auditors to be selected to audit the financial statements of Summus, Inc. The Audit Committee discusses with the auditors their independence and obtains at least annually the auditors’ written statement describing their independent status. The Audit Committee reviews with management and the independent auditors our financial statements and any financial reports submitted to the public. The Audit Committee also has periodic discussions with management and the independent auditors regarding the quality and adequacy of our internal controls. The Audit Committee currently consists of Mr. Rush.

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), and related regulations of the Securities and Exchange Commission, requires our directors, officers and beneficial owners of more than 10% of our common stock (collectively, “reporting persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of any and all classes of equity securities of Summus, Inc.  The reporting persons are required by SEC regulations to furnish us with copies of all such filings.  Specific due dates for these reports have been established and we are required to identify in this annual report on Form 10-K those persons who failed to timely file these reports.

                Based on our review of the copies of filings received by us with respect to the year ended December 31, 2001, we believe that all reporting persons complied with the Section 16(a) filing requirements in the year ended December 31, 2001, except that Richard F. Seifert, our Executive Vice President of Corporate Development, failed to file a Form 4 within ten days after the end of the month of December 2001 with respect to his sale of 50,000 shares of Summus, Inc. common stock.  This deficiency relating to Mr. Seifert was cured in his Form 5 filing for the year ended December 31, 2001.

ITEM 11.               EXECUTIVE COMPENSATION.

Executive Compensation

            The following table provides certain summary information concerning the compensation paid during 2001, 2000, and 1999, to our Chief Executive Officer and to each of the four other most highly compensated executive officers of Summus, Inc. whose aggregate direct compensation exceeded $100,000 in 2001 (the “Named Executive Officers”).  Prior to the consummation of the Summus, Ltd. asset acquisition in mid-February, 2001, Andrew L. Fox served as our Chief Executive Officer.  Following the Summus, Ltd. asset acquisition, Messrs. Jawerth and Seifert served as co-Chief Executive Officers until Mr. Seifert assumed the position of Executive Vice-President of Corporate Development in November 2001.

Summary Compensation Table(1)

		Annual Compensation		Long-term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options/SARs (#) (2)	All Other Compensation ($)

Bjorn D. Jawerth	2001	$326,261	N/A	512,000	$3,391
Chief Executive
Officer (3)

Richard F. Seifert	2001	$124,000	N/A	10,000	N/A
Executive Vice-
President (4)

Andrew L. Fox	2001	$163,515	N/A	317,500	N/A
V.P. Strategic	2000	146,314	28,500	N/A	N/A
Relationships	1999	66,100	85,891	240,000	N/A

Gary E. Ban	2001	$143,887	N/A	18,919	$1,153
Chief Operating
Officer (5)

Robert S. Lowrey	2001	$141,459	N/A	306,107	N/A
Chief Financial	2000	76,416		100,000	N/A
Officer (6)

_______________

(1)

The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total amount of salary and bonus for any year for any of the Named Executive Officers and has therefore been omitted.

(2)	The options granted are without tandem stock appreciation rights, and we did not grant any stock appreciation rights to any of the Named Executive Officers.

(3)	Dr. Jawerth became Co-Chief Executive Officer on February 16, 2001 and Chief Executive Officer in November 2001.
(4)	Mr. Seifert became Co-Chief Executive Officer on February 16, 2001.
(5)	Mr. Ban became Chief Operating Officer on February 16, 2001.
(6)	Mr. Lowrey became Chief Financial Officer on June 1, 2000.

Option Grants During Last Fiscal Year

                The following table set forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 2001 to the Named Executive Officers.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($) (8)

Bjorn D. Jawerth	166,667(1)	5.85%	$0.50	02/16/11	$625,001
	333,333(1)	11.69%	$3.75	02/16/11	$1,216,665
	12,000(2,7)	0.42%	$3.00	02/27/11	$ 32,610

Richard F. Seifert	10,000(2)(7)	0.35%	$3.00	02/27/11	$26,800

Andrew L. Fox	27,500(3)	0.96%	$0.50	02/14/11	$100,375
	160,000(4)	5.61%	$0.50	02/15/11	$560,000
	10,000(2,7)	0.35%	$3.00	02/27/11	$26,800
	120,000(5)	4.21%	$2.10	11/14/11	$242,400

Gary E. Ban	18,919(6)	0.66%	$0.50	03/01/11	$47,487

Robert S. Lowrey	6,107(3)	0.21%	$0.50	02/14/11	$22,291
	300,000(4)	10.52%	$0.50	02/15/11	$1,050,000

____________________

(1)	Fully vested at grant date of February 16, 2001.
(2)	Vests quarterly over a one year period from the grant date of February 27, 2001.
(3)	Fully vested at grant date of February 14, 2001.
(4)	Fully vested at grant date of February 15, 2001.
(5)	Vests quarterly over a three year period from grant date of November 14, 2001.
(6)	Fully vested at grant date of March 1, 2001.
(7)	These options were granted to these individuals for their role as a Director of Summus, Inc.
(8)	The values in this column have been prepared using the Black-Scholes model. The calculations made pursuant to this model assume (a) a volatility of 1.789; (b) a risk-free rate of return of 5.34%, (c) a dividend yield of 0%, and (d) an expected option life of five years.

Aggregated Options Exercised During Last Fiscal Year and Fiscal Year End Option Values

                The following table sets forth information concerning the number and intrinsic value of stock options held by the Named Executive Officers on December 31, 2001. Year-end values are based on the closing price of $1.92 per share on December 31, 2001, on the NASDAQ OTC Bulletin Board System.  They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.  No Named Executive Officer exercised any options during the 2001 fiscal year.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End ($) Exercisable/ Unexercisable

Bjorn D. Jawerth	504,000 / 3,000	$236,667 / $0
Richard F. Seifert	82,500 / 22,500	0 /0
Andrew L. Fox	195,000 / 122,500	266,250 /0
Gary E. Ban	18,919 / 0	26,865 / 0
Robert S. Lowrey	306,107 / 0	434,672 / 0

Employment Agreements

                Employment Agreement with Dr. Bjorn D. Jawerth

                Upon the closing of the Summus, Ltd. asset acquisition, Summus, Inc. entered into a three-year employment agreement with Dr. Bjorn D. Jawerth.  The terms of Dr. Jawerth’s employment agreement provide him with the right to request that he be elected the Chairman of the Board of Summus, Inc.’s Board of Directors if Summus, Inc. hires a new chief executive officer. Effective immediately following the resignations of Stuart Diamond (who served as Chairman of the Board) and Wendi Tush as members of Summus, Inc.’s Board in July 2001, the remaining members of the Board appointed Dr. Jawerth to serve as the Chairman. Dr. Jawerth is expected to continue to serve in that capacity through the date of our next annual meeting of shareholders, which is to be held in mid-2002, at which time all of our director nominees will be subject to election by our shareholders.

                Under the employment agreement, Dr. Jawerth is to receive:

    an initial base salary of $350,000 (which is subject to increase on an annual basis by at least 10%);

    performance bonuses and options as are generally available to other senior management and Board members (including awards under our 2000 Equity Compensation Plan), as determined by the Employment and Compensation Committee of the Board, and options awarded by resolution of the Board outside the Plan for service on the Board;

    a car allowance of $750/month; and

    health insurance, and other benefits.

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

            Under the terms of the Asset Purchase Agreement, Summus, Inc. agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus, Inc. common stock held by Dr. Jawerth (representing $2.5 million in value) at a per share price of not less than $1.50 per share. No assurance can be provided that we will be able to attract such an investment or that we will be able to provide assistance to Dr. Jawerth to effect a private sale of his shares.

            In addition, under the terms of Dr. Jawerth’s employment agreement, Summus, Inc. is obligated to issue to him options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale as described in the preceding paragraph. The options will be exercisable during the second through fifth year after issuance.

                If Summus, Inc. terminates Dr. Jawerth’s employment without cause or Dr. Jawerth terminates his employment for good reason, he is entitled to a severance payment equal to two years of his then current base annual salary, to be paid in a lump sum at the time of termination. Further, all options issued to him shall immediately vest.

                Employment Agreements with Messrs. Ban, Lowrey, and Kremer

                Summus, Inc. entered into employment agreements with each of Gary E. Ban, Robert S. Lowrey, and Christopher E. Kremer.  Each of such employment agreements is dated as of February 16, 2001 except for Mr. Kremer’s, which is dated as of October 1, 2001.  The employment agreements name Mr. Ban as the Chief Operating Officer; Mr. Lowrey as Chief Financial Officer; and Mr. Kremer as Executive Vice President of Sales and Marketing, at annual base salaries as follows:

Name of Executive	Annual Base Salary

Gary E. Ban	$175,000
Robert S. Lowrey	$150,000
Christopher E. Kremer	$200,000

                Under the terms of each of the employment agreements, the Board of Directors will, on an annual basis, review each executive’s base salary in light of the base salaries paid to other executives of Summus, Inc. and the executive’s performance, and it may, in its discretion, increase the executive’s base salary by an amount deemed appropriate by the Board.  In addition to his base salary, the Board, in its discretion, may pay the executive a bonus commensurate with other bonuses paid to employees of Summus, Inc. and taking into account the total compensation paid to executives of other companies which would be competitive for the executive’s services.

                Each of Messrs. Ban and Lowrey are also to receive a one-time bonus equal to fifty percent of his base salary, payable as mutually agreed between Summus, Inc. and Mr. Ban or Mr. Lowrey, as applicable.  As of the date of this annual report, this amount has not been determined or paid to either Mr. Ban or Mr. Lowery.

                Each of the executives’ employment agreements provide the executive with an automobile allowance of $600 per month.

                The employment agreements with Messrs. Ban, Lowrey and Kremer each have a term of three years. Notwithstanding its stated term, the Board may terminate any of the employment agreements at any time (i) after the executive’s “permanent disability” (as defined in the agreement), (ii) for “cause” (as defined in the agreement), (iii) without cause, or (iv) upon Summus, Inc. ceasing to engage in business.  For purposes of each of the employment agreements, “cause” is defined to mean (i) active participation in fraudulent conduct against Summus, Inc., a conviction of or a plea of guilty or nolo contendere with respect to a felony involving theft or moral turpitude, an act or series of deliberate acts which were not taken in good faith by the executive and which, in the reasonable judgment of the Board, results or will likely result in material injury to the business, operations or business reputation of Summus, Inc., or an act or series of acts constituting willful malfeasance or gross misconduct; a substantial and continual refusal to perform the duties assigned to the executive; excessive absenteeism; or the executive’s voluntary resignation without “good reason.”

                If Summus, Inc. terminates the executive’s employment without cause, or the executive terminates the employment for “good reason” (as defined in the agreement), the executive is entitled to receive:

    in the case of Messrs. Ban and Lowrey, a severance payment equal to what would have been his base salary, payable at such times as his base salary would have been paid if his employment had not been terminated (or, at the election of the executive, in a lump sum without discount), for up to six months; in the case of Mr. Kremer, he is to receive 40,000 registered shares of our common stock;

     in the case of Messrs. Ban and Lowrey, a pro rata portion of the bonus applicable to the calendar year in which the termination occurs, but no less than a pro rata portion of the executive’s bonus for the preceding calendar year;

    in the case of Messrs. Ban and Lowrey, acceleration of the vesting of 100% of the unvested portion of his stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the greater of the remaining term for exercising such options or awards under the applicable agreement and/or plan, or one year following the date of termination;

    other benefits, payable within ninety days after the date of the termination, accrued by him up to and including the date of termination;

    in the case of Messrs. Ban, and Lowrey, continuation of the insurance provided by us for up to six months or a lump sum payment of an amount equal to the fair value of such insurance; and

    reimbursement of all expenses incurred by the executive under the terms of the agreement.

                For purposes of each of the employment agreements,“good reason” is defined to include a reduction in the executive’s base salary or incentive compensation; a material reduction in position, duties and responsibilities; a change in the location of Summus, Inc.’s headquarters; and a material breach of the employment agreement.

                If Summus, Inc. terminates the executive’s employment for “cause” or the executive terminates his employment without “good reason,” Summus, Inc. has no further obligations to the executive except:

    as may be provided by the terms of retirement and other benefits plans;

    with respect to unpaid base salary and other benefits accrued and earned through the date of termination;

    any benefits provided by insurance policies; and

    reimbursement for all expenses incurred in accordance with the agreement prior to the date of termination.

In addition, termination for cause shall result in the executive’s immediate forfeiture of all unvested stock rights, stock options and other unvested incentives and awards previously granted to him.

                If Summus, Inc. terminates the executive’s employment upon a “cessation of business,” Summus, Inc. is obligated to pay the executive his base salary and provide the same health insurance benefits to which he is entitled until the earlier of (i) the expiration of the remaining portion of the term of the agreement, or (ii) the expiration of the three-month period following the date of termination.  Summus, Inc. may make such payments in accordance with its regular payroll schedule or in a single lump sum payment, at its option.

                If the executive’s employment is terminated as a result of a “change in control,” the executive is entitled to receive:

in the case of Messrs. Ban, Lowrey and Kremer, severance compensation equal to what would have been his base salary, payable at such times as his base salary would have been paid if his employment had not been terminated (or, at the election of the executive, in a lump sum without discount), for the longer of eighteen months or the remainder of what would have been the term of the agreement;

    in the case of  Messrs. Ban, Lowrey and Kremer, a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, but no less than a pro rata portion of the executive’s bonus for the preceding calendar year;

    in the case of Messrs. Ban, Lowrey and Kremer, acceleration of the vesting of 100% of the unvested portion of his stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the greater of the remaining term for exercising such options or awards under the applicable agreement and/or plan, or one year following the date of termination;

    other benefits, payable within ninety days after the date of the termination, accrued by him up to and including the date of termination;

    continuation of the insurance provided by Summus, Inc. for up to six months or a lump sum payment of an amount equal to the fair value of such insurance; and

    reimbursement of all expenses incurred by the executive under the terms of the agreement.

                For purposes of each of the employment agreements, a “change in control” is deemed to occur if (i) Summus, Inc. is a party to any consolidation or merger in which it is not the continuing or surviving corporation, (ii) any person or entity becomes the beneficial owner, directly or indirectly, of thirty percent or more of the voting power of our capital stock, (iii) Summus, Inc. sells, exchanges or other otherwise transfers all or substantially all of its property and assets.

                During the period of his employment and for a period of six months following any termination of such employment, each of the executives is prohibited, whether directly or indirectly, from:

    owning, managing or participating in the ownership, management or control of, or being employed or engaged by or otherwise affiliated as a consultant or independent contractor with, any other business entity engaged in the business of information processing of multimedia over mobile and wireless networks within the United States in competition with Summus, Inc.;

    soliciting any business or contracts from any customers of Summus, Inc. or its affiliates, including past or prospective customers (other than as necessitated by his position with us and in furtherance of the our business interests);

    soliciting or attempting to induce any such customer to alter its business relationship with the Summus, Inc.; or

    soliciting or inducing any employee of Summus, Inc. to leave the employ of Summus, Inc. or hiring any employee or any person who was an employee of Summus, Inc. or its affiliates within the twelve month period prior to such hiring.

Each of the employment agreements also contains customary covenants with respect to the non-disclosure of confidential or proprietary information regarding our business, prospects, finances, operations and trade secrets that have no finite duration.

                Employment Agreement with Andrew L. Fox

                Under an employment letter agreement, dated November 19, 2001, we have employed Andrew L. Fox as our Vice President of Strategic Relationships.  Under the terms of the agreement, Mr. Fox is to receive an annual salary of $120,000 and a car allowance of $600/month.  He is also eligible to:

    receive options exercisable for up to 120,000 shares of Summus, Inc.’s common stock, to vest quarterly over a three-year period, with the exercise price of the options to be the fair market value of the common stock on the date of issuance of the options;

    participate in our performance bonus program;

    participate in our life, health and dental insurance and 401(k) plans.

                As a condition of employment, Mr. Fox voluntarily resigned as a member of the Board of Directors, effective November 30, 2001.

Stock Option Plan

                The following summary description of our 2000 Equity Compensation Plan is not intended to be complete, and is qualified by reference to the copy of the 2000 Equity Compensation Plan, filed as an exhibit to this annual report on Form 10-K.

                The 2000 Equity Compensation Plan, adopted by the Board of Directors on January 27, 2000, and approved by our shareholders on February 11, 2000 (the “Plan”), is intended to provide incentives:

            (a)           to the officers and other employees of Summus, Inc. and its subsidiaries by providing them with opportunities to purchase shares of common stock in Summus, Inc. pursuant to options granted under the Plan which qualify as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);

            (b)           to directors, officers, employees and consultants of Summus, Inc.and its  subsidiaries by providing them with opportunities to purchase shares of common stock in Summus, Inc. pursuant to options granted under the Plan which do not qualify as ISOs (“non-qualified options”) (ISOs and non-qualified options being collectively referred to as “options”); and

            (c)           to directors, officers, employees and consultants of Summus, Inc. and its subsidiaries by providing them with stock appreciation rights, awards of restricted stock or deferred stock, stock awards, performance shares or other stock-based awards.

                The Equity Compensation Plan is administered by the Employment and Compensation Committee (the “Committee”) consisting of two or more members of the Board of Directors. The Committee has the exclusive right to interpret, construe and administer the Plan, to determine the individuals associated with Summus, Inc. and its subsidiaries from among the class of individuals eligible to whom options, awards and authorizations to make purchases may be granted in accordance with the terms of the Plan, and to determine the number, form, terms, conditions and duration of any such grant.

                ISOs.  ISOs may be granted at any time through the tenth anniversary of the effective date of the Plan (which was January 31, 2000). The ISO exercise price is to be no less than 100% of the “Fair Market Value” (as defined in the Plan) of the common stock on the grant date. No ISO may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by Summus, Inc. unless the purchase price of the underlying shares of common stock is at least 110% of the Fair Market Value of the shares issuable on exercise of the ISO determined as of the date the ISO is granted. ISOs granted under the Plan may have maximum terms of not more than ten years (five years in the case of an individual that owns more than 10% of the total combined voting power of all classes of Summus, Inc. stock), or such shorter period as the Committee specifies in an individual award. Generally,

ISOs granted under the Plan may remain outstanding and may be exercised at any time up to three months after the person to whom such ISO was granted is no longer employed. ISOs granted under the Plan are subject to the restriction that the aggregate Fair Market Value (determined as of the date of grant) of ISOs, which first become exercisable in any calendar year, cannot exceed $100,000.

                Stock Appreciation Rights.  Stock appreciation rights may be granted to eligible participants in tandem with an ISO or non-qualified option, or may be granted independent of any related option. A tandem stock appreciation right entitles the holder of the option, within the period specified for exercise of such option, to surrender the unexercised option or a portion thereof and receive in exchange a payment in cash or shares of common stock having an aggregate value equal to the amount by which the Fair Market Value of each share of common stock underlying the option (or portion thereof) surrender exceeds the per share option exercise price, multiplied by the number of underlying shares of common stock surrendered. Each tandem stock appreciation right is subject to the same terms and conditions as the related option.

            With respect to non-tandem stock appreciation rights, the Committee is to specify the number of shares of common stock covered by such right and the base price of a share of common stock (the “Base Price”), which is to be no less than 100% of the Fair Market Value of a share of common stock on the date of grant. Upon exercise of a non-tandem stock appreciation right, the participant is entitled to receive from Summus, Inc. cash and/or common stock having an aggregate Fair Market Value equal to (i) the excess of (A) the Fair Market Value of one share of common stock at the time of exercise, over (B) the Base Price, multiplied by (ii) the number of shares of common stock covered by the non-tandem stock appreciation right. The Committee has the sole discretion to determine in each case whether the payment is to be made in the form of cash or shares of common stock.

            The maximum number of shares of common stock that may be covered by an option and stock appreciation rights granted to any one individual during any calendar year is 500,000 shares.

                Options and stock appreciation rights granted under the Plan are generally not transferable, except by will or the laws of descent and distribution, or under the terms of a qualified domestic relations order as defined by the Code or ERISA. However, non-qualified options (including a related tandem stock appreciation right) may be transferred to the extent determined by the Committee to be consistent with securities and other applicable laws and with our policy.

                Restricted Stock.  The Committee may make restricted stock awards to participants in the Plan as an incentive for the performance of future services that will contribute materially to the successful operation of Summus, Inc. Awards of restricted stock may be made alone or in addition to or in tandem with other awards made under the Plan. The Committee is to determine the purchase price, if any, to be paid for the restricted stock, the length of the restriction period, the nature of the restrictions (e.g., in terms of the participant’s service or performance), whether the restrictions are to lapse at the end of the restriction period as to any or all of the shares covered by the award, and whether dividends and other distributions on the restricted stock are to be paid currently to the participant or to Summus, Inc. for the account of the participant.

                Deferred Stock.  The Committee may make deferred stock awards, together with cash dividend equivalents, to participants in the Plan, conditioned upon the attainment of specified performance goals or other factors or criteria as the Committee determines. Deferred stock awards may not be sold, transferred, pledged, assigned or encumbered during the deferral period, as specified by the Committee. At the expiration of the deferral period, share certificates are to be delivered to the participant in a number equal to the shares of common stock covered by the award. Upon termination of employment during the deferral period, the participant shall forfeit the deferred stock. However, the Committee may accelerate the vesting of the award in the event of termination of employment due to death, disability or retirement, or in the event of hardship or other special circumstances.

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

                Performance Shares.  Performance shares may be awarded to participants as an incentive for the performance of future services to Summus, Inc.  Awards of performance shares may be made either alone or in addition to or in tandem with other awards granted under the Plan. The Committee is to determine and designate those participants to whom performance shares are to be awarded, the performance period and/or performance objectives (e.g., minimum earnings per share or return on equity), and any adjustments to be made to such objectives, applicable to such awards, the form of settlement of performance shares, and the other terms and conditions of such awards.

                Other Stock-Based Awards.  The Committee may grant other awards that are valued in whole or in part by reference to, or are based on, the common stock, including convertible preferred stock, convertible debentures, exchangeable securities, phantom stock and stock awards or options valued by reference to book value or performance.

                Administration.  The Plan provides that the Committee may make equitable adjustments in the aggregate number of shares of common stock that may be awarded under the Plan, the number of shares and class of stock that may be subject to an award, the purchase price to be paid per share under outstanding options, and the terms, conditions or restrictions of any award in the event of any reorganization, recapitalization, reclassification, stock split, stock dividend, merger or consolidation or separation, including a spin-off, of Summus, Inc., the sale or other disposition of all or a portion of its assets and certain other transactions involving Summus, Inc. However, the Plan requires that all such adjustments shall be made such that ISOs granted under the Plan shall continue to constitute ISOs within the meaning of Section 422 of the Code.

            Authorized but unissued shares of common stock of Summus, Inc., shares of common stock that are not delivered or purchased under the Plan, and shares reacquired by Summus, Inc. for reasons including a forfeiture, termination of employment, expiration or cancellation of an option, can be issued under the Plan. Under the Plan, 2,000,000 shares of common stock were initially reserved for issuance. On February 13, 2001 the Board adopted resolutions to amend the Plan to increase that number to 6,500,000 shares, such amendment being subject to shareholder approval.  Shareholders representing a majority of the outstanding voting shares of our capital stock, by a written consent dated June 13, 2001, adopted such amendment.  As of December 31, 2001, we had outstanding options exercisable for 2,143,607 shares of common stock. As of that date, options to purchase 6,043 shares had been exercised.

                Amendment of the Plan.  The Plan provides that our Board of Directors may amend or terminate the Plan at any time, provided, however, that specific types of amendments require approval of our shareholders and no such action may be taken which adversely affects any award previously granted to a participant under the Plan without the written consent of the Participant.

                The Board of Directors amended the Plan, effective May 1, 2000. The amendment adds a provision that, in connection with any underwritten public offering of our equity securities covered by an effective registration statement filed under the Securities Act of 1933, as amended, including an initial public offering, a participant in the Plan may not sell, make any short sale of, loan, hypothecate, pledge, grant any option for the purchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to any stock acquired under the Plan without the prior written consent of Summus, Inc. or its underwriters. This “market stand-off “ restriction will be in effect for whatever period of time from and after the effective date of the final prospectus for the offering that Summus, Inc. or its underwriters request.

Inventions Awards Plan

                The following summary description of our Inventions Awards Plan is not intended to be complete and is qualified by reference to the copy of the Inventions Awards Plan, filed as an exhibit to this annual report on Form 10-K.

                Summus, Inc. established the Inventions Awards Plan, effective October 30, 2000, to provide incentives to eligible employees (such employees being listed in a schedule to the plan) by providing them with opportunities to receive additional compensation as a result of their development of enhancements or new methods involving the business of Summus, Inc. that generate revenue for us (“New Technology”).  New Technology is defined under the plan to exclude existing technology of ours or technology acquired from Summus, Ltd.

                Under the plan, we are to set aside 5% of the gross revenues derived from the licensing or sale of New Technology (or products incorporating such technology) for distribution among eligible employees.  Dr. Jawerth and a designee of the Board of Directors are, on a quarterly basis, to calculate the amount of funds to be set aside and the amounts to be received by eligible employees.  Such determinations are subject to being overruled by 70% of the members of the Board, excluding Dr. Jawerth.  If Summus, Inc. sells the rights to New Technology, eligible employees shall be entitled to an award of 10% of the gross proceeds.  If an eligible employee (other than Dr. Jawerth) ceases to be employed by Summus, Inc. for any reason, such employee’s right to awards under the plan will also cease.

                All eligible employees must execute our standard agreement concerning assignment to Summus, Inc. of inventions developed by such employees while employed by us.  Eligible employees may also apply to have technology that is not owned by Summus, Inc. (defined as “Outside Technology”) commercialized by us.  If we elect to commercialize such technology, the eligible employee(s) shall receive an award equal to 5% (10%, if two or more eligible employees submit the Outside Technology) of the gross revenues derived from the licensing or sale of such technology (or products incorporating such technology).

                Under the plan, Summus, Inc. may, at its option, initiate a spin-off company to develop a New Technology or an accepted Outside Technology.  In such event, eligible employees may be selected to join the spin-off company.  If the eligible employee(s) accepts a position in the spin-of company, his or her rights to awards under the plan are to be surrendered for 25% of the founders’ equity in the company.

                As of the date of this annual report on Form 10-K, Dr. Jawerth is the only eligible employee who has been credited with the development of New Technology since the establishment of the Inventions Awards Plan.  However, we have not yet derived any revenues from such New Technology.  Accordingly, no awards have been paid in connection with such New Technology.

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

                On February 27, 2001, our Board of Directors, by resolution, revised our Board of Directors’ compensation for 2001. As of such date, each member of our Board of Directors was entitled to:

     options to purchase 10,000 shares of our common stock at a strike price of $3.00;

    an attendance fee of $2,500 per regular meeting attended, four of which were to be scheduled per annum;

    an attendance fee of $1,000 for each special meeting attended in excess of two meetings each quarter;

    $2,500 for each assignment as a member of a committee; and

    $1,000 for each assignment as a committee chair.

            In addition, each officer of the Board of Directors was entitled to an option to purchase 2,000 shares of our common stock at a strike price of $3.00 per share.

                On December 14, 2001, our Board of Directors , by resolution, again revised our Board of Directors’ compensation effective in fiscal year 2002.  Under this new compensation structure:

    upon a Director’s initial appointment, he or she shall receive a one-time grant of options to purchase 30,000 shares of our common stock:

    each Director shall receive an annual grant of options to purchase 40,000 shares of our common stock; and

    each Director who is not an employee of Summus, Inc. shall receive a grant of options to purchase 2,500 shares of common stock for each committee of the Board of Director’s on which he or she serves.

Each of these grants to members of our Board of Directors as described above shall have an exercise  price equal to the fair market value of  our common stock on the date of grant and shall vest quarterly over a one-year period from the date of grant.

                 During fiscal year 2001, the outside members of our Board of Directors were issued the following number of options opposite their names. Directors who are also Named Executive Officers of Summus, Inc. have options they earned as Directors listed in the Summary Compensation Table on page 32 of this annual report on Form10-K:

Name	Options Issued	Exercise Price/Vesting

Herman Rush	12,000	$3.00 per share / Vesting quarterly over one year from grant date of February 27, 2001

Compensation Committee Interlocks and Insider Participation

            On February 27, 2001, we formed, by action of our Board of Directors, an Employment and Compensation Committee consisting of Herman Rush, as Chair and Dr. Bjorn Jawerth, our current Chief Executive Officer, as committee members.  Dr. Jaweth does not participate in deliberations and abstains from voting in connection with his own compensation. Prior to such date, all matters were addressed by the full Board of Directors which consisted of Herman Rush, Richard Seifert and Andrew L. Fox.  However, Mr. Fox, then our Chief Executive Officer and a director, did not participate in deliberations and abstained from voting in connection with his own compensation.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2002, by (i) each of our directors, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person who is known to by us to own beneficially more than 5% of the outstanding shares of our common stock.  As of March 15 2002, we had 44,897,001 shares of common stock issued and outstanding.  As of that date, we also had 2,000 shares of non-voting Series A preferred stock issued and outstanding.

                Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities.  Shares of common stock subject to options and warrants, currently exercisable or exercisable within 60 days of March 15, 2002, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options or warrants, as the case may be, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  The persons and entities named in the table have sole voting power and sole investment power of the shares reflected by their names, except as otherwise noted.

                Unless otherwise specified, the address for each beneficial owner is c/o Summus, Inc. (USA), 434 Fayetteville Street, Suite 600, Raleigh, NC 27601.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Shares of Common Stock Outstanding

Dr. Bjorn D. Jawerth	15,919,983(3)	35.17%
Kerstin Jawerth	5,465,203(4)	12.21%
Andrew L. Fox	377,500(5)	*
Richard F. Seifert	235,000(6)	*
Gary E. Ban	338,135(7)	*
Robert S. Lowrey	339,440(8)	*
Leonard Mygatt	542,807(9)	1.22%
Christopher Kremer	29,230(10)	*
Herman Rush Rush & Associates 3340 Ocean Park Blvd., Suite 3045 Santa Monica, CA 90405	28,667(11)	*
Dr. George H. Simmons	0	*

William R. Dunavant and Lucille H. Dunavant, as joint tenants c/o Richard E. Brodsky, P.A. 25 Southeast Second Avenue Suite 919 Miami, Florida 33131	2,275,000(12)	5.12%
All Executive Officers and Directors As a Group ( 9 persons )	17,810,762(13)	38.48%

__________

*	Represents beneficial ownership of less than one percent (1%) of common stock.
(1)	Based upon information supplied by officers and directors and filings under Section 13 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Unless otherwise indicated, refers to Summus, Inc.’s shares of common stock.
(3)

Includes (i) 5,190,212 shares of common stock and 274,991shares of common stock underlying warrants owned by Kerstin Jawerth with respect to which Dr. Jawerth has sole voting power, and (ii) 512,000 shares of common stock underlying options exercisable within 60 days of March 15, 2002.

(4)	Dr. Bjorn Jawerth has sole voting power over these shares.
(5)	Includes 377,500 shares of common stock underlying options that are exercisable within 60 days of March 15, 2002.
(6)	Includes 85,000 shares of common stock underlying options that are exercisable within 60 days of March 15, 2002.
(7)	Includes 18,919 shares of common stock underlying options and 12,546 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2002.
(8)	Includes 339,440 shares of common stock underlying options that are exercisable within 60 days of March 15, 2002.
(9)	Includes 117,186 shares of common stock underlying options and 16,728 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2002.
(10)	Includes 29,230 shares of common stock underlying options that are exercisable within 60 days of March 15, 2002.
(11)	Includes 28,667 shares of common stock underlying options that are exercisable within 60 days of March 15, 2002.
(12)

Includes shares of common stock issued to Mr. Dunavant in connection with our acquisition of shares of common stock of Summus Technologies, Inc. and shares of our common stock issued under various settlement agreements entered into with Mr. Dunavant. Also includes 175,000 shares with respect to which Richard E. Brodsky has sole dispositive power.  Pursuant to a Voting Agreement dated as June 29, 2001, Richard Dunavant, Lucille Dunavant, and Richard Brodsky agreed to vote all shares of  the Summus, Inc. common stock held by them in a manner consistent with the recommendation of our Board of Directors.

(13)	Includes shares beneficially owned by all executive officers and directors.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Summus, Inc. Acquisition of Summus, Ltd.’s Assets and Operations

                On February 16, 2001, pursuant to the terms of the Asset Purchase Agreement, Summus, Inc. purchased all the assets and operations of Summus, Ltd.

                Prior to the closing of the transaction, Summus, Ltd. was the largest shareholder of Summus, Inc. It owned 8,217,781 shares (33.2%) of Summus, Inc.’s common stock, approximately 27.6% on a fully diluted basis. Immediately after the closing, Summus, Ltd.’s ownership interest in Summus, Inc. increased to 20,593,352 shares (55.5%) of Summus, Inc.’s common stock on an as-converted basis, approximately 53.1% on a fully-diluted basis, as a result of Summus, Inc.’s issuance to Summus, Ltd. of:

    20,218,733 shares of Summus, Inc. common stock (less 3,604,445 shares of common stock to which Summus, Inc. itself was entitled to receive as a shareholder of Summus, Ltd., such shares being cancelled along with the 8,217,781 shares of Summus, Inc. common stock held by Summus, Ltd. prior to the parties’ execution of the Asset Purchase Agreement.);

    6,000 shares of Series B convertible preferred stock (each share convertible into 1,000 shares of common stock), of which 2,000 shares were deposited with and held for 12 months by an escrow agent as security for any indemnification obligations of Summus, Ltd. and its shareholders under the agreement; and

    warrants to purchase 500 shares of Summus, Inc.’s Series B convertible preferred stock, exercisable for a period of five years from the closing date (i.e., February 16, 2001), at an exercise price, subject to adjustment, of $5.50 per share of common stock on an as-converted basis.

                 On March 13, 2001, Summus, Ltd. distributed certain of the shares of its common stock received in the transaction to the shareholders of Summus, Ltd. in accordance with their pro rata interests; the balance of such shares was distributed in mid-July 2001. Summus, Inc. distributed 4,000 shares of its Series B convertible preferred stock to the shareholders of Summus, Ltd. in January 2002, shortly before filing with the SEC a proxy statement with respect to a special meeting of shareholders to be held on February 27, 2002.  At this meeting the shareholders of Summus, Inc. approved an amendment to our amended and restated certificate of incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 100,000,000.  The approval of this amendment provided for sufficient authorized shares of common stock to allow for the issuance of shares of common stock into which the outstanding shares of Series B convertible preferred stock are convertible. The warrants to purchase 500 shares of Series B convertible preferred stock were also distributed on a pro rata basis to the shareholders of Summus, Ltd., other than Summus, Inc. and Dr. Bjorn Jawerth, on an as-converted basis as warrants to purchase 500,000 shares of Summus, Inc. common stock. Both Summus, Inc. and Dr. Jawerth waived their right to participate in the distribution of the warrants.  Finally,  on an as-converted basis, Summus, Inc. reduced the 2,000,000 shares being held in escrow by 329,661 shares in satisfaction of claims against Summus, Ltd.  The remaining 1,670,339 shares of common stock, on an as-converted basis, being held in escrow were distributed to the shareholders of  Summus, Ltd. on a pro rata basis.

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

    we agreed to provide a release by Summus, Ltd. of Summus, Ltd.’s claim for additional shares of Summus, Inc. common stock under the terms of a stock purchase agreement, dated August 25, 1999, between Brad Richdale Direct and Summus, Ltd.; and

    the Richdale affiliates agreed, for a two-year period from the date of the agreement, to vote the shares received under the agreement in favor of and for the election of the Board nominees nominated by the Board.

Settlement of the William R. Dunavant Litigation and Post-Litigation Disputes

                In August 1999, Summus, Inc. issued to Mr. William R. Dunavant 350,000 shares of its common stock (and made a cash payment of $100,000 to Mr. Dunavant) in exchange for 250,000 shares of common stock of Summus Technologies, Inc. held by Mr. Dunavant. The agreement providing for this exchange of stock contemplated Summus, Inc.’s filing, as expeditiously as possible (and in any event within 60 days of the date of the agreement), a registration statement with the SEC covering the resale of Summus, Inc.’s shares issued to Mr. Dunavant. If such a registration statement was notdeclared effective within 120 days of the date of the parties’ execution of the agreement (i.e., by December 11, 1999) Summus, Inc. was obligated to issue an additional 25,000 shares of its common stock to Mr. Dunavant 135 days after the date of the parties’ execution of the agreement and an additional 25,000 shares for each 30-day period thereafter during which a registration statement covering all of Mr. Dunavant’s shares of Summus, Inc.’s common stock had not been declared effective.

                Summus, Inc. failed to file a registration statement covering the resale of Mr. Dunavant’s shares by December 11, 1999. Mr. Dunavant initiated litigation against Summus, Inc. in the Circuit Court of the Eleventh Judicial Circuit, Miami-Dade County, Florida on January 26, 2000. Mr. Dunavant’s complaint alleged that Summus, Inc. failed to register the shares of Summus, Inc. common stock issued to him in breach of an agreement to do so. Summus, Inc. entered into a settlement agreement, dated May 4, 2000, with Mr. Dunavant. By the terms of an amended and restated settlement agreement, dated June 6, 2000 (which superseded the May 2000 agreement in its entirety), Summus, Inc. agreed, among other things, to:

    register the 350,000 shares of Summus, Inc. common stock then held by Mr. Dunavant;

    issue to Mr. Dunavant, within five business days of the date of the agreement, 150,000 shares of Summus, Inc. common stock, with registration rights; and

    issue to Mr. Dunavant 25,000 shares of Summus, Inc.’s common stock each month for the six month period ending December 31, 2000, and 50,000 shares a month thereafter, and pay $12,750 per month in cash, until Summus, Inc. had an effective registration statement covering all of Mr. Dunavant’s shares.

                In addition to the foregoing, Summus, Inc. agreed that if, on the effective date of the registration statement covering Mr. Dunavant’s shares, the closing price of its common stock was less than $23 per share, Summus, Inc. would issue to Mr. Dunavant additional shares pursuant to a formula based on the difference between $23 and the closing price of the common stock.

               Summus, Inc. entered into a second amended and restated settlement agreement, dated October 26, 2000, supplemented in December 2000, which was to supersede the June 2000 agreement in its entirety. Under the terms of the second amended and restated settlement agreement, Summus, Inc. agreed to:

     issue to Mr. Dunavant, within five business days of the agreement, an additional number of shares of Summus, Inc. common stock such that Mr. Dunavant would hold, in the aggregate, 1,000,000 shares of such stock;

    issue to Mr. Dunavant 25,000 shares of Summus, Inc. common stock each month, such obligation to continue until the closing of the capital-raising transaction provided for in the Asset Purchase Agreement (such provision ultimately being deleted from the final version of the agreement);

    issue to Mr. Dunavant, within five business days of the agreement, an additional 1,000,000 shares of Summus, Inc. common stock (with Mr. Dunavant agreeing not to sell any of these shares for a period of 12 months); and

    pay $25,000 in cash each month until a registration statement covering Mr. Dunavant’s shares was declared effective.

                The second amended and restated settlement agreement also provided Mr. Dunavant with the right to require Summus, Inc., on or before March 31, 2001, to file a registration statement with the SEC covering 2,000,000 of his shares. If such registration statement was not declared effective by July 15, 2001, Mr. Dunavant had the right to immediately commence arbitration proceedings against Summus, Inc.

                As of May 31, 2000, Summus, Inc. had issued an aggregate of 2,150,000 shares of its common stock to Mr. Dunavant and agreed to register for resale all of his shares and any future issuances of shares to Mr. Dunavant until a registration statement covering all of his shares was declared effective by the SEC.

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

    we agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all the shares held by Mr. Dunavant, his spouse and his attorney, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement is not filed before July 31, 2001, unless counsel advised us that it was in Summus, Inc.’s the best interests and its shareholders best imterests to delay the filing of such registration statement;

    Mr. Dunavant, his spouse and his counsel agreed, for a two-year period from the date of the agreements, to vote the shares held by them in favor of and for the election of Board nominees nominated by the Summus, Inc. Board and to vote such shares in a manner consistent with the recommendation of the Board with respect to certain extraordinary transactions (such as a tender offer, an exchange offer, merger or other business combination); and

    Summus, Inc., on the one hand, and Mr. Dunavant and his counsel, on the other, executed mutual general releases with respect to any and all claims against each other, except with respect to the obligations and liabilities under such agreements.

                At the meeting of our Board of Directors held on July 20, 2001, our counsel advised the Board that, in counsel’s opinion, it was in the best interests of Summus, Inc and its shareholders to delay the filing of a registration statement with the SEC to register the resale of all the shares of common stock held by Mr. Dunavant, his spouse and his attorney. Counsel’s views on this subject took cognizance of, among other things, the critical importance to Summus, Inc. of:

    becoming timely in its reporting obligations under the Securities Exchange Act of 1934, as amended (at the time our quarterly report on Form 10-Q for the first quarter of 2001, to have been filed on or before May 15, 2001, had not yet been filed); and

    clearing its Form 10 at the earliest opportunity possible, since the clearance of the Form 10 was a prerequisite to having our common stock made eligible for quotation on the OTC Bulletin Board(R) and thereby potentially opening up greater opportunities for us to raise capital.

                 Summus, Inc. and its counsel, in accordance with the June 29, 2001 settlement agreement, have kept Mr. Dunavant and his counsel apprised of our contemplated timing with respect to the filing of the registration statement in view of these considerations.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements and Financial Statement Schedules. See Index to Financial Statements on page F-1.
(a)(2)

Financial Statement Schedules have been omitted because of the absence of conditions under which they would be required or because the required information has been included in the financial statements.

(a)(3)

The following Exhibits are filed as part of this annual report on Form 10-K.  The Exhibits designated by (*)  have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation, filed February 28, 2000

3.2*	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10 filed on July 5, 2001)

3.3	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000

3.4	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000

3.5	Amendment to Amended and Restated Articles of Incorporation and Statement of Rights and Preferences of the Series B Convertible Preferred Stock

3.6	Amendment to Amended and Restated Articles of Incorporation , filed February 27, 2002, changing our name to Summus, Inc. (USA)

3.7	Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares

4.1	Specimen Common Stock Certificate

4.2	Form of Subscription Agreement for private placement sales of our common stock

4.3	Form of Selling Shareholders Agreement in connection with private placement sales of our common stock

4.4	Form of Warrant Agreement for warrants issued in connection with private placement sales of our common stock

10.1*

Acquisition Agreement and Plan of Merger, dated as of April 19, 2000, between J.S.J. Capital Corp. and Summus, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated April 21, 2000)

10.2*

Asset Purchase Agreement, dated October 30, 2000, among Summus, Inc., Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.3*

Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.4*

Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.5*

Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.6*

Agreement of Settlement and Compromise, dated as June 25, 2001, among Summus, Inc., Health Tec, Inc., and Brad Richdale Direct, Inc. (incorporated by reference to Exhibit 10.39 to our Form 10 filed on July 5, 2001)

10.7*	Equity Compensation Plan, effective January 31, 2000 (incorporated by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31. 2000)

10.8*	Amendment to Equity Compensation Plan, effective May 1, 2000 (incorporated by reference to Exhibit 10.26 to our Form 10 filed on July 5, 2001)

10.9*	Amendment to Summus, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)

10.10*

Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)

10.11	Amendment to Executive Employment Agreement of Bjorn D. Jawerth, dated as of February 28, 2001

10.12	Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Gary E. Ban

10.13	Executive Employment Letter Agreement, dated as of November 19, 2001, between Summus, Inc. and Andrew L. Fox

10.14	Executive Employment Agreement, dated as of October 1, 2001, between Summus, Inc. and Christopher E. Kremer

10.15	Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Robert S. Lowrey

10.16*

Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and Summus, Inc. (incorporated by reference to Exhibit 10.31 to our Form 10 filed on July  5, 2001)

10.17*	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. (incorporated by reference to Exhibit 32 to our Form 10 filed on July 5, 2001)

10.18*

Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. . (incorporated by reference to Exhibit 33 to our Form 10 filed on July 5, 2001)

10.19*	Summus, Inc. Invention Awards Plan, effective October 30, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to our Form 10 filed on September 28, 2001)

10.20*

Master Porting Agreement, dated July 27, 2001, between Summus, Inc. and Samsung Electronics America (incorporated by reference to Exhibit 10.41  to  Amendment No. 2 to our Form 10 filed on October 31, 2001.

10.21*

Second Amended and Restated Settlement Agreement, dated as of October 26, 2000, between Summus, Inc. and William R. Dunavant (incorporated by reference to Exhibit 10.19 to our Form 10 filed on July 5, 2001)

10.22*

Memo, dated December 5, 2000, supplementing the Second Amended and Restated Settlement Agreement referenced in Exhibit 10.21 of this report (incorporated by reference to Exhibit 10.20 to our Form 10 filed on July 5, 2001)

10.23*

Settlement Agreement, dated as of June 29,  2001, among Summus, Inc. Willaim R. Dunavant, Lucille Dunavant, and Richard E. Brodsky and Summus, Inc. (incorporated by reference to Exhibit 10.37 to Form 10 filed on July 5, 2001)

10.24*

Voting Agreement, dated as of June 29, 2001, among William R. Dunavant, Lucille Dunavant, Richard E. Brodsky, P.A., Richard E. Brodsky and Summus, Inc. (incorporated by reference to Exhibit 10.38 to our Form 10 filed on July 5, 2001)

21.1	Subsidiaries of Summus, Inc. – None

Reports on Form 8-K

                During the fourth quarter of the year ended December 31, 2001, we filed with the SEC a Current Report on Form 8-K (Item 5) on November 30, 2001. This 8-K contained a letter to our shareholders.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	Summus, Inc. (USA) /s/ Robert S. Lowrey Robert S. Lowrey Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dr. Bjorn D. Jawerth Dr. Bjorn D. Jawerth	Principal Executive Officer, Chief Executive Officer, and Director	March 28, 2002
/s/ Richard F. Seifert Richard F. Seifert	Executive Vice-President and Director	March 28, 2002
/s/ Robert S. Lowrey Robert S. Lowrey	Principal Financial and Principal Accounting Officer, Chief Financial Officer	March 28, 2002
/s/ Herman Rush Herman Rush	Director	March 28, 2002

Report of Independent Auditors

The Board of Directors and Shareholders
Summus, Inc. (USA)

We have audited the accompanying consolidated balance sheets of Summus, Inc. (USA) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Summus, Inc. (USA)’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summus, Inc. (USA) at December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows, for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Summus, Inc. (USA) will continue as a going concern. As more fully described in Note 1, Summus, Inc. (USA) has incurred operating losses since inception and will require additional capital in 2002 to continue operations. These conditions raise substantial doubt about Summus, Inc. (USA)’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

 /s/ Ernst & Young LLP

Ernst & Young LLP
March 15, 2002
Raleigh, North Carolina

Summus, Inc. (USA)

Consolidated Balance Sheets

	December 31
	2001	2000

Assets
Current assets:
Cash	$ 115,972	$ 208,495
Accounts receivable	65,089	32,744
Prepaids and other current assets	12,428	6,095

Total current assets	193,489	247,334

Equipment, software and furniture, net	776,977	991,202
Receivable from related party	–	134,677
Other assets	33,058	33,058

Total assets	$ 1,003,524	$ 1,406,271

	December 31
	2001	2000

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$ 4,659,631	$ 1,282,157
Accrued salaries and related costs	506,147	721,956
Current portion of notes payable	371,613	229,215
Capital lease obligations, current portion	221,197	339,724
Preferred stock dividends payable	310,120	–
Deferred redeemable feature	576,000	–
Loans payable to related party	–	1,435,000

Total current liabilities	6,644,708	4,008,052

Capital lease obligations, less current portion	67,311	117,966
Notes payable, less current portion	–	100,000
Deferred software royalty revenue	–	1,834,065

Shareholders’ equity (deficit):
Convertible preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	2,000,000	–
Convertible preferred stock, Series B, $0.001 par value; 6,500 shares authorized, 6,000 and 4,000 shares issued and outstanding, respectively	6	4
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 37,151,478 and 9,584,938 shares, respectively	37,151	9,585
Additional paid-in capital	27,399,045	19,729,222
Stock subscription receivable	(75,000)	–
Deferred compensation	(534,456)	(978,510)
Accumulated deficit	(34,307,622)	(23,414,113)
Treasury stock, at cost (38,500 shares)	(227,619)	–

Total shareholders’ deficit	(5,708,495)	(4,653,812)

Total liabilities and shareholders’ deficit	$ 1,003,524	$ 1,406,271

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Operations

	Year ended December 31
	2001	2000	1999

Revenues:
Contracts and license fees	$ 749,758	$ 1,068,658	$ 515,216
Cost of revenues:
Contracts and license fees	299,554	398,326	281,254

Gross profit	450,204	670,332	233,962
Selling, general and administrative expenses	7,835,367*	6,221,362*	3,797,067*
Non-cash compensation	956,321	2,127,962	2,670,050
Research and development	858,105	1,119,333	1,356,686
Non-cash settlements	1,132,352	–	–

Loss before other income (expense)	(10,331,941)	(8,798,325)	(7,589,841)
Other income (expense):
Gain on sale of stock of equity investee	–	3,680,065	2,314,390
Participation in loss of equity investee	–	(6,356,932)	(3,447,110)
Loss on disposal of assets	–	–	(119,180)
Interest income (expense), net	(56,570)	23,911	(5,239)

Total other income (expense)	(56,570)	(2,652,956)	(1,257,139)

Loss from continuing operations	(10,388,511)	(11,451,281)	(8,846,980)
Loss from operations of discontinued Rich Media Direct business	(135,798)	–	–
Loss on disposal of Rich Media Direct business	(215,500)	–	–

Net loss	$(10,739,809)	$ (11,451,281)	$ (8,846,980)

Net loss applicable to common shareholders:
Net loss	$(10,739,809)	$ (11,451,281)	$ (8,846,980)
Preferred stock dividends	(153,700)	–	–

Net loss applicable to common shareholders	$(10,893,509)	$ (11,451,281)	$ (8,846,980)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$ (0.30)	$ (0.35)	$ (0.27)
Loss applicable to common shareholders from discontinued operations	$ (0.01)	$ –	$ –

Net loss	$ (0.31)	$ (0.35)	$ (0.27)

Weighted average common shares outstanding	31,806,333	9,546,768	9,428,075
Recapitalization resulting from the Summus, Ltd. asset acquisition	2,924,004	23,392,035	23,392,035

Weighted average shares of common stock outstanding giving effect to the recapitalization	34,730,337	32,938,803	32,820,110

*  Selling, general and administrative expenses in 2001, 2000 and 1999 exclude $1.0 million, $2.1 million and
    $2.7 million, respectively, of non-cash compensation charges.

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statement of Shareholders’ Equity (Deficit)

	Preferred Stock

	Series A		Series B		Common Stock		Additional
							Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 1998	–	$ –	4,000	$ 4	5,067,599	$ 5,068	$ 3,427,606
Repurchase of common stock	–	–	–	–	(1,533)	(2)	(296)
Common stock issued in exchange for investment in equity investee	–	–	–	–	2,868,188	2,868	7,899,399
Issuance of common stock for services	–	–	–	–	1,152,580	1,153	2,668,897
Sales of stock by equity investee	–	–	–	–	–	–	1,303,827
Net loss for 1999	–	–	–	–	–	–	–

Balance at December 31, 1999	–	–	4,000	4	9,086,834	9,087	15,299,433
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–	3,106,472
Exercise of stock options	–	–	–	–	498,104	498	(475)
Amortization of deferred compensation	–	–	–	–	–	–	–
Sales of stock by equity investee	–	–	–	–	–	–	1,323,792
Net loss for 2000	–	–	–	–	–	–	–

Balance at December 31, 2000	–	–	4,000	4	9,584,938	9,585	19,729,222
Recapitalization resulting from the Summus, Ltd. asset acquisition	2,000	2,000,000	2,000	2	23,392,035	23,392	(3,734,020)
Elimination of deferred revenue resulting from recapitalization	–	–	–	–	–	–	1,834,065
Common stock options granted for services	–	–	–	–	–	–	936,409
Common stock and warrants sold for cash	–	–	–	–	2,978,390	2,977	6,468,935
Preferred stock dividends	–	–	–	–	–	–	–
Common stock issued in partial settlement of loss contingency	–	–	–	–	550,000	550	419,436
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–	355,000
Reversal of deferred compensation of forfeited stock options	–	–	–	–	–	–	(551,897)
Amortization of deferred compensation	–	–	–	–	–	–	–
Common stock issued in settlement of amounts due to related parties	–	–	–	–	250,000	250	435,565
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	–	390,072	391	1,503,815
Stock option exercises	–	–	–	–	6,043	6	2,515
Cash collection on stock subscription receivable	–	–	–	–	–	–	–
Net loss for 2001	–	–	–	–	–	–	–

Balance at December 31, 2001	2,000	$2,000,000	6,000	$ 6	37,151,478	$37,151	$27,399,045

Summus, Inc. (USA)

Consolidated Statement of Shareholders’ Equity (Deficit)
(continued)

	Stock				Total
	Subscription	Deferred	Accumulated	Treasury	Shareholders’
	Receivable	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 1998	$ –	$ –	$(3,115,852)	$ –	$ 316,826
Repurchase of common stock	–	–	–	–	(298)
Common stock issued in exchange for investment in equity investee	–	–	–	–	7,902,267
Issuance of common stock for services	–	–	–	–	2,670,050
Sales of stock by equity investee	–	–	–	–	1,303,827
Net loss for 1999	–	–	(8,846,980)	–	(8,846,980)

Balance at December 31, 1999	–	–	(11,962,832)	–	3,345,692
Deferred compensation recognized in connection with the issuance of stock options	–	(3,106,472)	–	–	–
Exercise of stock options	–	–	–	–	23
Amortization of deferred compensation	–	2,127,962	–	–	2,127,962
Sales of stock by equity investee	–	–	–	–	1,323,792
Net loss for 2000	–	–	(11,451,281)	–	(11,451,281)

Balance at December 31, 2000	–	(978,510)	(23,414,113)	–	(4,653,812)
Recapitalization resulting from the Summus, Ltd. asset acquisition	–	–	–	(227,619)	(1,938,245)
Elimination of deferred revenue resulting from recapitalization	–	–	–	–	1,834,065
Common stock options granted for services	–	–	–	–	936,409
Common stock and warrants sold for cash	(100,000)	–	–	–	6,371,912
Preferred stock dividends	–	–	(153,700)	–	(153,700)
Common stock issued in partial settlement of loss contingency	–	–	–	–	419,986
Deferred compensation recognized in connection with the issuance of stock options	–	(355,000)	–	–	–
Reversal of deferred compensation of forfeited stock options	–	551,897	–	–	–
Amortization of deferred compensation	–	247,157	–	–	247,157
Common stock issued in settlement of amounts due to related parties	–	–	–	–	435,815
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	–	1,504,206
Stock option exercises	–	–	–	–	2,521
Cash collection on stock subscription receivable	25,000	–	–	–	25,000
Net loss for 2001	–	–	(10,739,809)	–	(10,739,809)

Balance at December 31, 2001	$(75,000)	$ (534,456)	$(34,307,622)	$(227,619)	$(5,708,495)

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Cash Flows

	Year ended December 31
	2001	2000	1999

Operating activities
Loss from continuing operations	$(10,388,511)	$(11,451,281)	$ (8,846,980)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Loss on disposal of assets	–	–	119,230
Depreciation and amortization	439,027	274,708	45,651
Gain on sale of stock of equity investee	–	(3,680,065)	(2,314,390)
Participation in loss of equity investee	–	6,356,932	3,447,110
Non cash compensation	956,321	2,127,962	2,670,050
Common stock issued for services	61,425	–	–
Noncash settlements	1,132,352	–	–
Changes in operating assets and liabilities, net of Summus, Ltd. asset acquisition:
Accounts receivable	(66,607)	26,570	(34,827)
Receivable from related party	–	19,323	(154,000)
Other current assets	(66,657)	25,814	(49,952)
Accounts payable and accrued expenses	1,292,461	951,999	127,729
Accrued salaries and related costs	(119,837)	35,297	595,609
Deferred software royalty revenue	–	(658,331)	–

Net cash used in operating activities from continuing operations	(6,760,026)	(5,971,072)	(4,394,770)
Net cash used in discontinued operations	(30,455)	–	–

Net cash used in operating activities	(6,790,481)	(5,971,072)	(4,394,770)

Investing activities
Proceeds from deferred revenue collected	–	–	2,250,000
Proceeds from sale of stock of equity investee	–	4,492,799	2,977,500
Purchases of computer equipment	(7,480)	(132,233)	(318,289)
Cash acquired from the acquisition of assets from Summus, Ltd.	43,918	–	–

Net cash provided by investing activities	36,438	4,360,566	4,909,211

Financing activities
Proceeds from exercise of stock options	2,521	23	–
Net proceeds from sale of common stock	6,396,912	–	–
Principal payments on capital lease obligations	(202,913)	(214,026)	(38,392)
Principal payments on notes payable and short-term borrowings	–	(49,700)	(233,458)
Cash payment on loss contingency	(75,000)	–	–
Increase in notes payable	–	–	268,075
Proceeds from loans payable to related party	540,000	1,435,000	–

Net cash provided by financing activities	6,661,520	1,171,297	(3,775)

Net (decrease) increase in cash	(92,523)	(439,209)	510,666
Cash at beginning of year	208,495	647,704	137,038

Cash at end of year	$ 115,972	$ 208,495	$ 647,704

Summus, Inc. (USA)

Consolidated Statements of Cash Flows (continued)

	2001	2000	1999

Supplemental disclosures of cash flow information
Cash paid for interest	$ 31,101	$ –	$ 21,792

Non-cash investing and financing activities
Assets acquired under capital leases	$ –	$ 322,890	$ 351,241

Acquisition of common stock of equity investee in exchange for royalty payment	$ –	$ –	$ 750,000

See accompanying notes.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

December 31, 2001

1. Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) (“Summus, Inc.” or the “Company”), formerly known as High Speed Net Solutions, is engaged in development of efficient information processing solutions for the mobile and wireless markets. In addition, Summus, Inc. also engages in research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing to third parties its Photo ID compression and decompression technology.

The core of the Company's business plan is to focus on the emerging wireless and mobile market. Summus, Inc. has developed proprietary software, technology and applications to enable information processing and resource management to include, but not limited to, the creation, transmission, playing and management of content over wireless networks. The Company's technology platform, which provides the foundation for its current and future products and services, is designed to address the bandwidth constraints of existing wireless network infrastructure. This will enable mobile, high-speed access to a wide range of telecommunications services supported by fixed telecommunications networks and other services to mobile users. The Company's plans to launch its first application in this market during the first half of 2002.

Organization

On February 16, 2001, High Speed Net Solutions, Inc. (“High Speed”) and Summus, Ltd. entered into a contract whereby, in legal form, High Speed acquired all the assets of Summus, Ltd. Although the legal form of the transaction was an acquisition of assets, in substance the transaction represented a Summus, Ltd. capital transaction accompanied by a recapitalization. Since the Summus, Ltd. shareholders were the majority owners of the entity after this transaction was completed, the transaction was accounted for as an issuance of stock by Summus, Ltd. in exchange for the net monetary assets of High Speed accompanied by a recapitalization of Summus, Ltd. The accounting for the transaction is essentially equivalent to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

1. Business, Organization and Basis of Presentation (continued)

Prior to this recapitalization transaction, High Speed was a publicly-traded entity and Summus, Ltd. was a privately-held company. Since the legal form of the transaction was an acquisition of Summus, Ltd. by High Speed, the legal entity, which represented the combined, recapitalized Summus, Ltd., continued to use the High Speed trade name and its stock continued to trade in the public markets under the High Speed name.

On February 27, 2002, the Company officially changed its legal name from High Speed Net Solutions, Inc. to Summus, Inc. (USA). Therefore, the financial statements presented herein and labeled as the financial statements of Summus, Inc. (USA) represent the historical financial statements of Summus, Ltd., now renamed Summus, Inc. (USA) and also referred to herein as “the Company.” References herein to “High Speed” refer to High Speed Net Solutions prior to the February 16, 2001 recapitalization transaction.

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

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2001, the Company has incurred a net loss of $10.7 million, has experienced negative cash flows from operations and has a significant deficiency in working capital at December 31, 2001. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects to be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

1. Business, Organization and Basis of Presentation (continued)

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Recapitalization

As previously noted, on February 16, 2001, High Speed and Summus, Ltd. entered into a merger transaction. The transaction was accounted for as a Summus, Ltd. capital transaction, accompanied by a recapitalization.

As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of the Company. The equity accounts of Summus, Ltd. have been adjusted for a recapitalization to reflect the equity structure of High Speed, the legal acquirer. Specifically:

    the historical shareholders' equity of Summus, Ltd. prior to the transaction has been restated for the equivalent number of shares of High Speed common and Series B preferred stock, and other equity interests, received in the transaction after giving effect to any difference in par value of High Speed’s and Summus, Ltd.'s common stock, with an offset to additional paid-in capital;

    the accumulated deficit of Summus, Ltd. has been carried forward after the transaction;

    loss per share for periods prior to the transaction have been restated to reflect the number of equivalent shares received by Summus, Ltd. in the transaction; and

    the transaction resulted in the net issuance of 23.4 million shares of common stock, 2,000 shares each of Series A and Series B preferred stock and warrants to purchase 500 shares of Series B preferred stock.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

2.  Recapitalization (continued)

In connection with the transaction, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. Under this employment agreement, in exchange for Dr. Jawerth's covenant not to compete with the Company for a period of 18 months from and after the termination of his employment with the Company, the Company issued options to Dr. Jawerth to purchase 166,667 shares of common stock at $0.50 per share and 333,333 shares of common stock at $3.75 per share. Non-cash compensation expense of $541,688 was recorded upon the issuance of these options on February 16, 2001, the closing date of the transaction. The issuance of these options was in lieu of a $500,000 cash payment provided for in Dr. Jawerth's employment agreement.

Under the terms of the recapitalization transaction, Summus, Inc. agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus, Inc. common stock held by Dr. Jawerth at a per share price of not less than $1.50 per share (representing $2.5 million in value). The recapitalization does not stipulate a date or time period by which such sale is to occur. Under the terms of Dr. Jawerth's employment agreement, the Company is obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale. The options will be exercisable during the second through the fifth year after the options are issued. Non-cash compensation will be recorded upon the issuance of these options. The non-cash compensation will be determined under the provisions of APB 25, pursuant to which the compensation cost will be based on the difference between the stock option exercise price of $1.50 per share and the traded value of the Summus, Inc. common stock on the date the options are issued.

The employment agreement provides that Dr. Jawerth is to receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits including severance benefits.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.  The results of operations of Douglas May & Company, Inc. have been presented as discontinued operations for the year ended December 31, 2001.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Related Costs

The Company recognizes revenue on time and materials consulting projects, which are primarily for the U.S. government, at the time services are rendered based upon the terms of individual contracts.

The Company follows the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.”

Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Deferred revenue is recorded for amounts received for which the Company has not yet completed its contractual obligations.

Costs of revenues primarily represent costs of providing contract services.  The costs of license fee revenue are not separately maintained and have historically been insignificant.

Segments

Management has structured the Company's internal organization as one business segment from which all operating decisions and operating results are made and evaluated.

Equipment and Furniture

Equipment and furniture is stated at cost. Depreciation is computed over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of capital lease assets is included in depreciation expense.

Investment in Equity Investee

During 1999, Summus, Ltd. acquired a majority of the outstanding stock of High Speed. Soon thereafter, Summus, Ltd. began to sell a portion of the High Speed shares it had acquired to independent third parties for cash such that by December 31, 1999, the ownership percentage in High Speed was reduced to approximately 44%. Since Summus, Ltd.'s controlling interest in High Speed was temporary, Summus, Ltd. accounted for its investment using the equity method of accounting rather than consolidating High Speed in the Summus, Ltd. accounts. Summus, Ltd. sold additional shares of its High Speed stock in 2000 such that its ownership percentage at December 31, 2000 was approximately 33%. Upon the closing of the recapitalization transaction on February 16, 2001, Summus, Ltd.’s investment in High Speed was cancelled.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Financial Instruments and Significant Concentrations

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of its trade accounts receivable. Collateral is generally not required. Management provides an estimated allowance for doubtful accounts based on its assessment of the likelihood of future collections. No allowance has been recorded as of December 31, 2001, as all amounts were subsequently collected.

The carrying amount of cash, accounts receivable, accounts payable and debt approximate fair value for these financial instruments.

During 2001, 2000 and 1999, revenue from the U.S. Government and related entities represented 67%, 60% and 76% of total revenue, respectively.

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

The Company amortizes capitalized software development costs on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated remaining economic life of the products, generally three years. Amortization begins when the product is available for general release to customers. The Company capitalized $337,451 during 2001 of costs incurred related to product development that met these criteria for capitalization.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

During the fourth quarter of 2001, the Company wrote off the $337,451 of software costs that were capitalized during the second and third quarters of 2001. During the fourth quarter of 2001, management changed its business model and its intended use of its software products and related technology.  Based on an evaluation of the change in the business model and the associated projected cash flows, management determined that the software costs capitalized during 2001 were impaired and wrote the amount off as research and development costs.

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

In accordance with APB 25, the Company has valued employee stock awards and stock issued to employees for services performed based on the traded value of the Company's common stock at the measurement date of the stock options and awards.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaled $956,321, $2,127,962 and $2,670,050 in 2001, 2000 and 1999, respectively.

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

Common stock equivalents not included in diluted loss per share consist of 5,132,142 outstanding stock options; 9,654,456 outstanding warrants, 162,228 Series A preferred shares and related accrued dividends, as converted; and 6,000,000 Series B preferred shares, as converted.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

On September 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 is not expected to have a significant effect on the operating results or financial position of the Company.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,”and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company adopted Statement No. 144 as of January 1, 2002, and the Company does not expect this adoption to have a significant effect on the operating results or financial position of the Company.

Reclassifications

Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously reported.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

4. Equipment and Furniture

Equipment and furniture consists of the following at December 31:

	2001	2000

Computer equipment financed by capital leases	$ 802,020	$ 802,020
Computer software and equipment	633,881	407,536
Furniture and fixtures	79,881	81,845

	1,515,782	1,291,401
Less accumulated depreciation	(738,805)	(300,199)

	$ 776,977	$ 991,202

Depreciation expense totaled $439,027, $274,708 and $45,651 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Leases

The Company leases equipment and office space under long-term capital and operating lease agreements. Rental expense amounted to $498,000, $424,000, and $180,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Minimum future lease payments at December 31, 2001 are as follows:

	Capital Leases	Operating Leases

2002	$ 238,129	$ 378,731
2003	69,426	347,207
2004	–	310,983
2005	–	260,700

Total minimum lease payments	307,555	$ 1,297,621
Less amounts representing interest	(19,047)

Present value of minimum lease payments	288,508
Less current portion	(221,197)

	$ 67,311

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2001	2000

Deferred revenue	$ –	$ 700,000
Accrued expenses and revenue	2,200,000	800,000
NOL carryforward	11,900,000	2,400,000
Start-up costs	1,800,000	–
Investments	1,600,000	1,600,000

Total deferred tax assets	17,500,000	5,500,000
Valuation allowance	(17,500,000)	(5,500,000)

Net deferred taxes	$ –	$ –

Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of any such assets.

At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $30.0 million for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2018 for federal tax purposes and in 2013 for state tax purposes. U. S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

7. Related Party Transactions

In February 1999, Summus, Ltd. entered into a Marketing License Agreement with High Speed.  In March 2000, Summus, Ltd. entered into several agreements with High Speed (see Note 10).

During 1999, Summus, Ltd. provided cash advances to High Speed, its equity investee. The balance outstanding related to these advances as of December 31, 2000 and 1999 was $134,677 and $154,000, respectively. These balances were canceled upon the closing of the Summus, Ltd. recapitalization on February 16, 2001 (see Note 2).

During 2001 and 2000, High Speed made loans to Summus, Ltd. totaling $540,000 and $1,435,000. These loans accrued interest at 8% and were payable within 60 days of issuance. These loans were canceled upon the closing of the Summus, Ltd. recapitalization on February 16, 2001 (see Note 2).

8. Notes Payable

During 1999, the Company entered into an agreement with a shareholder to repurchase 1,533 shares of its common stock from that shareholder for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, the Company entered into a promissory note with the shareholder whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. During 2000, the Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance, including accrued interest, as of December 31, 2001 and 2000 is $171,613 and $145,112, respectively.

On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. During 2001, the Company did not make any of the scheduled payments.  The first installment of $25,000 was paid in March 2002. The outstanding principal balance of this note as of December 31, 2001 and 2000 was $200,000. Since this amount is in default, the total outstanding balance is included as a current liability.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

9. Investment in Equity Investee

During 1999, Summus, Ltd. acquired 1,500,000 shares of common stock of High Speed as partial payment for royalties due in connection with a Marketing License Agreement between the companies. The shares were not registered with the Securities and Exchange Commission and were, thus, “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933. Subsequently, Summus, Ltd. acquired an additional 9,542,360 shares of High Speed common stock (such shares also being restricted securities) from a significant shareholder of High Speed in exchange for the issuance of 132,888 shares of Summus, Ltd.’s common stock. This resulted in Summus, Ltd. obtaining a majority ownership interest in High Speed at that time. As of December 31, 1999 and 2000, Summus, Ltd.’s ownership percentage decreased to approximately 44% and 33%, respectively, as a portion of the shares initially acquired were sold. Summus, Ltd. accounted for this investment using the equity method of accounting. The initial carrying amount was recorded at the estimated fair value of the stock received taking into account the fact that the stock was not registered and thus was not freely tradable. Summus, Ltd. adjusted the carrying amount of its investment in High Speed for its share of High Speed’s losses subsequent to the date of investment. Additionally, during 1999 and 2000, Summus, Ltd.’s investment in High Speed was increased based on sales of additional shares of High Speed stock to third parties by High Speed and was decreased based on Summus, Ltd. recording its share of High Speed’s losses. Based on these transactions, the carrying value of Summus, Ltd.’s investment was reduced to zero at December 31, 2000. At December 31, 2000, Summus, Ltd. owned 8,217,781 shares of High Speed which represented an approximate 33% ownership percentage. On February 16, 2001, Summus, Ltd. sold substantially all of its assets to High Speed in a transaction accounted for as a capital transaction, accompanied by a recapitalization. (See Note 2).

The condensed results of operations and financial position of High Speed at December 31, 2000 and 1999 are summarized below:

	December 31
	2000	1999

Total assets	$ 4,497,607	$ 4,275,064

Total liabilities	$ 4,849,259	$ 1,489,691

Total stockholders’ equity (deficit)	$ (351,652)	$ 2,785,373

Net loss	$(12,441,655)	$ (9,684,529)

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

10. Deferred Software Royalty Revenue

In February 1999, Summus, Ltd. entered into a Marketing License Agreement (“MLA”) with High Speed. In consideration for its grant to High Speed of the right to resell certain stand-alone software products specified in the MLA over the three-year term of the agreement, Summus, Ltd. received prepaid software royalty payments in the aggregate amount of $3,000,000, consisting of cash payments of $2,250,000 and 1,500,000 shares of High Speed common stock valued at $750,000. The value assigned to the 1,500,000 common shares was based on a discounted value of High Speed’s common stock taking into consideration the restricted nature of these shares. This amount was classified as deferred revenue in Summus, Ltd.’s balance sheet.

In mid-February 2000, Summus, Ltd. and High Speed entered into several agreements (i.e., a master agreement, software license agreement, software maintenance agreement, revenue sharing agreement and software escrow agreement) that superseded the MLA in its entirety. Under these agreements, Summus, Ltd. granted to High Speed a non-exclusive license to use a suite of software products referred to as “MaxxSystem.” The terms of the software license agreement provided for High Speed’s payment of a one-time license fee of $1 million (against which High Speed received a credit of $1 million, under the terms of the master agreement, in recognition of payments High Speed had made under the MLA), and a revenue-based fee of the greater of (i) 10% of the gross revenues generated by High Speed with MaxxSystem, or (ii) $.03 multiplied by the number of rich media messages delivered to recipients (against which High Speed also received a credit of $1 million, under the terms of the master agreement, in recognition of payments made under the MLA). High Speed received an additional credit of approximately $200,000 for other fees due Summus, Ltd. under the software license agreement and/or the software maintenance agreement.

The payments received by Summus, Ltd. under the MLA, in the aggregate amount of $3 million, were credited against the capitalized software development costs of the software covered by the MLA and the software license agreement. Summus, Ltd. applied $658,332 and $507,604 of its deferred revenue balance against such costs during 2000 and 1999, respectively.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

10. Deferred Software Royalty Revenue (continued)

On February 16, 2001, High Speed acquired all the assets and operations of Summus, Ltd. in a transaction accounted for as a recapitalization of Summus, Ltd. (see Note 2). As of the closing date of the transaction, Summus, Ltd. had not delivered to High Speed all of the MaxxSystem suite of software products specified in the software license agreement and, therefore, was not able to recognize any revenue associated with such agreement. Upon the closing of the transaction, the agreements between Summus, Ltd. and High Speed entered into in mid-February 2000 were made null and void. As a result, the deferred revenue associated with the mid-February 2000 agreements was reclassified to additional paid-in capital as of the closing of the recapitalization.

11. Profit Sharing Plan

The Company has established a 401(k) retirement plan for the benefit of employees who have attained the age of 21 years. The Company’s matching contribution to the plan is discretionary and is not limited to profits. For the years ended December 31, 2001, 2000, and 1999, the Company contributed $37,176, $42,303, and $26,000 to the Plan, respectively.

12. Common Stock and Warrants

Subsequent to the Company’s recapitalization in 2001 (see Note 2), Summus, Inc. sold to investors 2,978,390 shares of its unregistered common stock and warrants to purchase an additional 6,175,658 shares of common stock for gross cash proceeds of $6,371,912. During 2000 and through the closing of the Summus, Ltd. recapitalization transaction on February 16, 2001, the Company issued 1,997,564 and 428,234 warrants, respectively, to purchase shares of its unregistered common stock in connection with sales of its unregistered common stock for cash. The warrants have exercise prices ranging from $2.40 to $5.25 per share, a term of five years and cannot be exercised within five months of the date of issuance.

Also in connection with Summus, Ltd. recapitalization transaction, the former Summus, Ltd. shareholders were issued warrants to purchase 500 shares of Series B preferred stock. On February 27, 2002, these warrants were converted into 500,000 warrants exercisable over five years to purchase shares of common stock, with an exercise price of $5.50 per share.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

12. Common Stock and Warrants (continued)

The Company has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	162,228
Series B convertible preferred stock	6,000,000
Outstanding common stock warrants	9,654,456
Outstanding stock options	5,132,142
Possible future issuance under stock option plans	1,367,858

Total	22,316,684

13. Preferred Stock

Series A Preferred Stock

The Company has 2,000 shares of Series A preferred stock outstanding at December 31, 2001, all of which were issued on February 28, 2000. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the “Liquidation Preference”). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000. Preferred stock dividends of $76.85 per share were recorded by the Company in 2001. As of December 31, 2001 cumulative dividends accrued were $310,120.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

13. Preferred Stock (continued)

Series B Preferred Stock

During February 2001, the Company amended its bylaws to provide for the authorization of 6,500 shares of Series B preferred stock. The Company issued 6,000 shares of Series B preferred stock (2,000 of which were placed in escrow, see Note 18) in connection with the Summus, Ltd. recapitalization. 4,000 of these shares were issued to the former Summus, Ltd. shareholders in the first quarter of 2002.

The rights, preferences and privileges associated with the Series B stock, upon issuance, were as follows:

    Each share was automatically convertible into 1,000 shares of common stock, subject to adjustment for stock dividends, stock splits and the like, upon the Company’s charter being amended to increase the number of authorized shares of common stock to at least 60 million shares. Until that occurred, the Series B preferred stock was not convertible. Under the terms of the recapitalization transaction of Summus, Ltd., the Company was required to seek shareholder approval to amend its charter to increase the number of authorized shares of common stock so that there would be sufficient shares of common stock available and reserved for issuance upon conversion of the Series B preferred stock.

    The Series B preferred stock is entitled to receive dividends and participate in distributions upon liquidation, pro rata, with the common stock on an as-converted basis.

    The Series B preferred stock is to vote equally with the common stock on an as-converted basis.

The above rights applied even if there were insufficient authorized shares of common stock to permit conversion of the shares of Series B preferred stock. There were no other preferences or privileges associated with the Series B preferred stock.

On February 27, 2002, the Company obtained shareholder approval of an increase in the number of authorized shares of common stock from 50.0 million to 100.0 million which automatically triggered the conversion of the outstanding Series B preferred shares (see Note 18).

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

14. Stock Options

During 2000, the Company established a stock option plan to provide for the issuance of stock options to employees and directors. Options granted in connection with initial employment with the Company vest upon issuance. Options granted in connection with ongoing annual grants vest 20% immediately, then 5% each three-month period thereafter over the next four years. Each stock option generally has a term of ten years.

During 2000, all of the stock options were granted with an exercise price of $0.19 per share. This exercise price was below the estimated fair value of the Company’s underlying common stock. Deferred compensation has been recorded for the difference in value between exercise price and the estimated fair value of the underlying common stock and is being recognized over the vesting period of the stock options. Non-cash compensation relating to these grants was $202,157 and $2,127,962 in 2001 and 2000, respectively.  Additionally, during 2001, stock options exercisable for 615,879 shares of common stock were granted with exercise prices below the fair market value of the underlying common stock, resulting in total compensation expense of $864,164, of which $110,000 has been deferred at December 31, 2001 and will be amortized to non-cash compensation through 2004. (Of the $864,164 compensation expense attributable to 2001 option grants, $541,688 related to options issued to Dr. Jawerth in connection with the recapitalization discussed in Note 2.)

The Company’s Board of Directors authorized an amendment to Summus, Inc.’s Equity Compensation Plan (the “Plan”) in February 2001 to increase the aggregate number of shares of its common stock available for issuance of stock awards under the Plan to 6,500,000. The Plan provides for the issuance of stock options to employees, directors, advisors and consultants of the Company. Options granted generally have a ten-year term and vest over three years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms.

Summus, Ltd. has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  As permitted by the provisions of SFAS No. 123, Summus, Ltd. continues to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations for its stock-based awards.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

14. Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price

Outstanding – December 31, 1999	–	$ –
Granted	1,664,737	0.19
Exercised	(498,104)	0.19

Outstanding – December 31, 2000	1,166,633	0.19
Issuance of options in accordance with terms of the recapitalization transaction	1,942,705	3.96
Granted	2,252,901	2.24
Forfeited	(224,054)	(4.83)
Exercised	(6,043)	(0.42)

Outstanding – December 31, 2001	5,132,142	$ 2.98

The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$ .01 – 1.50	1,395,440	9.1 years	$ 0.59
2.50 – 7.50	3,561,702	9.3 years	3.40
9.65 – 18.90	175,000	7.6 years	13.51

	5,132,142	9.2 years	$ 2.98

	Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

$ .01 – 1.50	1,321,373	$0.53
2.50 – 6.85	822,234	$4.09

	2,143,607	$1.89

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

14. Stock Options (continued)

In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the twelve month period ended December 31, 2001 and 2000: dividend yield of 0%; volatility of 1.789; risk free interest rate of 5.34% and 6.20%, respectively, and expected option lives of 5 years. The weighted average grant-date fair value of options granted during 2001 was $2.90 per option. Had the compensation expense for Summus, Inc.’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, Summus, Inc.’s net loss and net loss per share would have been $15.2 million and $0.44 for the twelve months ended December 31, 2001 and $14.6 million and $1.52 for the twelve months ended December 31, 2000.

15.  Settlements of Contractual Disputes and Litigation

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

  the Company agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all of the shares held by Mr. Dunavant, his spouse and his counsel, with Mr. Dunavant and his counsel having a right to seek an immediate hearing for emergency injunctive relief if such registration statement was not filed before July 31, 2001, unless counsel to the Company advised the Company (as counsel did) that it was in the best interests of the Company and its shareholders to delay the filing of such registration statement;

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Settlements of Contractual Disputes and Litigation (continued)

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

  becoming timely in its reporting obligations under the Securities Exchange Act of 1934, as amended (at the time the Company’s quarterly report on Form 10-Q for the first quarter of 2001, to have been filed on or before May 15, 2001, had not yet been filed); and

  clearing its Form 10 at the earliest opportunity possible, since the clearance of the Form 10 was a prerequisite to having the Company’s common stock made eligible for quotation on the OTC Bulletin Board and thereby potentially opening up greater opportunities for the Company to raise capital.

The Company and its counsel, in accordance with the June 29, 2001 settlement agreement, have kept Mr. Dunavant, through his counsel, apprised of the Company’s contemplated timing with respect to the filing of the registration statement in view of these considerations.

On November 2, 2001, the Company cleared all comments with respect to its Form 10. Subsequent to clearing the comments with the SEC, the Company commenced preparation of a registration statement on Form S-1. However, due to financial constraints, the Company has not been able to complete this process.  The Company plans to file with the SEC a registration statement on Form S-1 once sufficient capital has been raised.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Settlements of Contractual Disputes and Litigation (continued)

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

The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company has agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the settlement agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full. At December 31, 2001, the Company is current in its obligations under this agreement. The remaining amount due, plus accrued interest, is included in accounts payable and accrued expenses in the accompanying balance sheet. The Company also executed a consent order in favor of AIC providing for AIC’s entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event the Company defaults on its obligations under the settlement agreement.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Settlements of Contractual Disputes and Litigation (continued)

The ENELF Litigation

On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated Aware, Inc. and the Company. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled “Signal Representation Generator”. ENELF sought to enjoin the Company from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. The Company has asserted counterclaims for a declaratory judgment of noninfringement, invalidity and unenforceability of the ENELF patent.

On December 12, 2001, the Company and ENELF entered into a settlement and release agreement to settle all matters raised in the lawsuit filed on March 15, 2001 to avoid further expenditure of time and resources relating to further litigation and uncertain outcome thereof. Under the terms of the settlement and release agreement, the Company issued to ENELF 75,000 shares of the Company’s restricted common stock which were valued at $80,437.

Settlement of Claims of Van Ernst Jakobs N.V.

On August 21, 2001, the Company commenced negotiations with Van Ernst Jakobs N.V. (“VEJ”) regarding the settlement of disputed amounts claimed by VEJ.

VEJ asserted a claim for services rendered in connection with fund raising activities it coordinated and for services as a “finder” in the Company’s recapitalization transaction. VEJ asserted that certain amounts were due and payable by the Company to VEJ, in the form of cash and equity securities of the Company. The Company’s management was of the view that payment of any amounts to VEJ (beyond consideration previously paid in connection with its capital-raising efforts on behalf of the Company, consisting of a cash payment of $100,000 and the issuance of 32,501 shares of the Company’s common stock) was conditioned on VEJ raising additional capital for the Company.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Settlements of Contractual Disputes and Litigation (continued)

Upon consultation with the Company’s outside counsel, the Company was advised of the strengths and weaknesses of VEJ’s claims and the uncertain outcome of potential litigation. After considering the facts and circumstances, the Company’s management agreed to settle the claim (for a significantly lower amount than originally claimed and with no disbursement of cash) in order to:

(1)	maintain a good relationship with VEJ, as a shareholder of the Company and as a representative of other significant Company shareholders;
(2)

further induce VEJ to assist with or participate in future capital raising activities (recognizing that VEJ has been involved in significant capital raising transactions on behalf of the Company that have been critical to the financing of its operations and the Company continues to depend upon sales of its equity securities to finance its operations); and

(3)	avoid costly litigation in connection with the settlement of the asserted claim.

In October 2001, the Company and VEJ reached an agreement in principle, which was then memorialized in a definitive settlement agreement and release, which provided for the Company’s issuance to VEJ:

(1)	80,000 shares of its common stock (in lieu of a cash payment of $143,415);
(2)	a warrant to purchase 250,000 shares of the Company’s common stock with an exercise price of $4.00 per share, valued using the Black-Scholes option pricing model, at approximately $400,000;
(3)	a warrant to purchase 150,000 of the Company’s common stock with an exercise price of 2.50 per share, valued, using the Black-Scholes option pricing model, at $256,500; and
(4)	a warrant to purchase 150,000 of the Company’s. common stock with an exercise price of 4.50 per share, valued, using the Black-Scholes option pricing model, at $252,000.

The Company has expensed the aggregate value of these securities, resulting in a non-cash charge in the statement of operations of the year ended December 31, 2001 of $1,051,915.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Settlements of Contractual Disputes and Litigation (continued)

The Alan Kleinmaier Litigation

On November 15, 2001, Alan Kleinmaier, a former employee and officer of Summus, Inc. and Summus, Ltd. filed a civil lawsuit in the General Court of Justice, Superior Court Division in Wake County, North Carolina, against the Company and the former officers and directors of Summus, Ltd. In this suit, Mr. Kleinmaier claims that he was entitled to three months severance pay of $32,350 when he was terminated from Summus, Ltd. The Company has filed an answer to Mr. Kleinmaier’s claims and has made several counterclaims against him. The Company has not recorded a loss contingency relating to this lawsuit because, in management’s opinion, it is not probable that a loss contingency exists.

16.  Discontinued Operations

Divestiture of “Rich Media Direct” (RMD) Business, including Douglas May & Co., Inc.

Upon the closing of the Company’s recapitalization transaction, management decided to focus the Company’s efforts on Summus, Ltd.’s business operations at the time of the transaction. Management chose to focus primarily on Summus, Ltd.’s business plan because of its perception that this business plan had the potential to create greater shareholder value compared to the scope of Summus, Inc.’s business operations. In addition, the Company did not expect to have the fund-raising capacity to continue to fund the business plans of both Summus, Ltd. and Summus, Inc., as previously envisioned. The Summus, Inc. business consisted primarily of the “rich media direct” business operated by Douglas May & Co., a wholly-owned subsidiary of Summus, Inc. Therefore, management undertook a review to determine the appropriate course of action for this portion of its business given the existing and anticipated funding constraints.

On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 (“APB 30”), for the disposition of the Company’s rich media direct business. The results of operations of Douglas May & Co. have been presented as discontinued operations in the Company’s statement of operations for the year ended December 31, 2001 in accordance with the guidance of APB 30. For the period February 16, 2001 through September 19, 2001, the operations of Douglas May & Co. reflected approximately $319,000 in revenues and a net loss of $135,798. The Company has recorded a loss of $215,500 on this disposition for the year ended December 31, 2001.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

16.  Discontinued Operations  (continued)

Under the terms of its acquisition agreement with Mr. May, the Company acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May in September 2000. As partial consideration for the Company’s sale of Douglas May & Co. back to Mr. May, the Company has been released from its obligations with respect to two allotments of shares of the Company’s common stock issued to Mr. May under the terms of the September 2000 share acquisition agreement, specifically:

  the obligation to repurchase one allotment of 87,498 shares of the Company’s common stock for $576,000; and

  the commitment to issue to Mr. May additional shares of the Company’s common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date the Company acquired Douglas May & Co. This amount was initially recorded at the guaranteed value of $500,000. Therefore, if these shares are ultimately issued, the only accounting implication would be reclassification of the par value of the shares within the shareholders’ deficit.

The release of the Company of the above obligations was expressly made conditional upon the Company not filing (or having filed against it) a petition in bankruptcy for a period of one year from the closing of the sale of Douglas May & Co. to Mr. May.  Since this release is conditional for one year, the Company will continue to reflect a liability of $576,000. If the Company does not file a petition in bankruptcy during the one-year time period commencing September 19, 2001, the $576,000 liability will be reclassified to permanent equity.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

16.  Discontinued Operations (continued)

The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, the Company has granted to this company a perpetual, non-exclusive, non-transferable license with respect to some of the Company’s core software technology for image, video compression and video streaming. The technology license agreement provides for the licensee’s payment to the Company of royalties, payable on a quarterly basis, equal to the greater of: (1) a percentage of the “net revenues” derived from the sale or license of end user products using or incorporating the licensed technology or (2) specified minimum amounts This royalty payment plan will remain in effect each year the agreement remains in effect. The agreement can be terminated by the licensee at any time following the first to occur: (1) payment of $400,000 in royalty payments to the Company or (2) ninety days prior to the second anniversary of the agreement, provided that $400,000 in royalty payments have been earned by the Company. The first specified minimum royalty payment of $100,000 was payable to the Company on December 31, 2001. The Company extended the payment of the $100,000 into various installments commencing on March 31, 2002. Due to the uncertainty of collection, the Company will recognize the royalty revenue when the cash payments are collected.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

17. Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2001 and 2000 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

	(in thousands, except per share data)

2001
Revenues	$ 296	$ 211	$ 117	$ 126
Gross profit	163	109	63	115
Noncash settlements (1)	–	–	1,052	124
Loss from continuing operations (2)	(2,340)	(1,916)	(3,513)	(2,620)
Loss from discontinued operations (2)	(35)	(15)	(86)	–
Loss on disposal of discontinued operations	(216)	–	–	–

Net loss	(2,590)	(1,930)	(3,600)	(2,620)
Net loss per common share, basic and diluted	(0.08)	(0.06)	(0.10)	(0.07)

2000
Revenues	278	391	99	301
Gross profit	150	233	56	231
Net income (loss)	498	(3,394)	(3,196)	(5,359)
Net income (loss) per common share, basic and diluted	0.02	(0.10)	(0.10)	(0.17)

(1)	During the third quarter in 2001, the Company settled claims of Van Ernst Jakobs N.V.
(2)

During 2001, the Company discontinued its Rich Media Direct business which included the divestiture of its wholly-owned subsidiary, Douglas May & Company. The Company recorded a loss on disposal of $216.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

18. Subsequent Events

On February 16, 2002, the escrow agreement that was established in connection with the recapitalization transaction between the Company and Summus, Ltd. was terminated.  Initially, 2,000 Series B preferred shares were placed in escrow as security for any indemnification obligations of Summus, Ltd. and its shareholders under the recapitalization transaction.  Prior to the termination of the escrow agreement, claims were made against the escrowed shares for liabilities of Summus, Ltd.  that were identified and paid during the escrow period, but were not known at the closing of the recapitalization transaction on February 16, 2001.  Of the total 2,000 Series B preferred shares placed in escrow, 329.661 shares were claimed for indemnification of Summus, Ltd.’s obligations, resulting in 1,670.339 Series B preferred shares available for distribution to the former Summus, Ltd. shareholders.  As noted below, these shares were automatically converted into common shares based on a conversion ratio of 1,000 to 1 and were subsequently distributed to the former Summus, Ltd. shareholders.

On February 27, 2002, a majority of the Company’s shareholders approved the increase in the number of authorized common shares from 50.0 million to 100.0 million.  The increase in the number of authorized shares triggered the automatic conversion of all of the outstanding shares of the Series B preferred stock.  On February 27, 2002, there were 6,000 shares of Series B preferred stock outstanding that converted into 6,000,000 shares of common stock.  Had this conversion occurred as of December 31, 2001, the loss per share from continuing operations would have been $0.27 for the year ended December 31, 2001.

In addition to the increase in the number of authorized shares of common stock, a majority of the Company’s shareholders also approved the change in the Company’s name to Summus, Inc. (USA).  Accordingly, this name change has been reflected in these financial statements.

From January 1, 2001 through March 15, 2002, the Company sold to private investors 1.5 million shares of its unregistered common stock and warrants to purchase an additional 3.0 million shares of common stock for gross cash proceeds of approximately $2.4 million.

Report of Independent Auditors

The Board of Directors and Shareholders
High Speed Net Solutions, Inc.

We have audited the accompanying consolidated balance sheets of High Speed Net Solutions, Inc. as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of High Speed Net Solutions, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Ernst & Young LLP
May 22, 2001,
except for Note 13
as to which the date is June 27, 2001
Raleigh, North Carolina

High Speed Net Solutions, Inc.

Consolidated Balance Sheets

	December 31

	1999	2000

Assets
Current assets:
Cash and cash equivalents	$248,740	$326,622
Restricted cash	–	300,000
Accounts receivable	–	167,459
Other current assets	–	26,674

Total current assets	248,740	820,755

Equipment, software and furniture, net	3,720	385,915
Investment in common stock of related party	1,855,937	1,855,937
Prepaid software royalties	2,166,667	–
Loans due from related party	–	1,435,000

Total assets	$4,275,064	$4,497,607

Liabilities, redeemable common stock and shareholders’ equity (deficit)
Current liabilities:
Payables to related parties	$589,815	$570,492
Accounts payable and accrued expenses	99,876	2,528,765
Loss contingency accrual	800,000	544,960
Preferred stock dividends payable	–	133,333
Capital lease obligations, current portion	–	94,936

Total current liabilities	1,489,691	3,872,486

Capital lease obligation, less current portion	–	100,773
Redeemable common stock	–	876,000

Shareholders’ equity (deficit):
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	–	2,000,000
Common stock, $.001 par value, authorized 50,000,000 shares; issued and outstanding 21,112,149 and 24,422,927 shares, respectively	21,112	24,423
Additional paid-in capital	14,386,105	22,115,657
Accumulated deficit	(11,394,225)	(24,264,113)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)

Total shareholders’ equity (deficit)	2,785,373	(351,652)

Total liabilities, redeemable common stock and shareholders’ equity (deficit)	$4,275,064	$4,497,607

See accompanying notes.

High Speed Net Solutions, Inc.

Consolidated Statements of Operations

	Year ended December 31
	1998	1999	2000

Revenue	$–	$–	$599,054
Costs of revenue	–	–	476,280

Gross profit	–	–	122,774

Selling, general and administrative expenses	374,841	2,582,447*	6,864,159*
Non-cash compensation	–	2,813,000	333,750
Interest expense	–	2,655,749	15,192
Amortization expense	–	833,333	116,200
Impairment charges	–	–	3,953,182
Loss contingency charges	–	800,000	1,281,946

Loss from continuing operations	(374,841)	(9,684,529)	(12,441,655)
Loss from discontinued operations	(1,334,855)	–	–

Net loss	$(1,709,696)	$(9,684,529)	$(12,441,655)

Net loss applicable to common shareholders:
Net loss	$(1,709,696)	$(9,684,529)	$(12,441,655)
Beneficial conversion feature of preferred stock	–	–	(294,900)
Preferred stock dividends	–	–	(133,333)

Net loss applicable to common shareholders	$(1,709,696)	$(9,684,529)	$(12,869,888)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.03)	$(0.51)	$(0.60)
Loss applicable to common shareholders from discontinued operations	$(0.11)	$–	$–

Net loss	$(0.14)	$(0.51)	$(0.60)

Weighted average common shares outstanding	11,868,867	19,080,492	21,619,618

*  Selling, general and administrative expenses in 1999 and 2000 exclude $2.8 million and $0.3 million, respectively, of non-cash compensation charges.

See accompanying notes.

High Speed Net Solutions, Inc.

Consolidated Statement of Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)

Balance January 2, 1998 (inception) reflecting the MWI and JSJ recapitalizations of the Company	–	$ –	10,325,000	$ 10,325	$ (10,325)	$ –	$ –	$ –
Founders shares issued for no consideration	–	–	100	–	–	–	–	–
Shareholders’ capital contributions	–	–	–	–	1,091,648	–	–	1,091,648
Common stock sold for cash	–	–	3,766,600	3,767	313,233	–	–	317,000
Common stock issued for payment of debt to a shareholder	–	–	1,550,000	1,550	148,270	–	–	149,820
Treasury stock acquired for cash	–	–	–	–	–	–	(227,619)	(227,619)
Common stock issued for licensing rights	–	–	775,000	775	76,725	–	–	77,500
Common stock issued for employee compensation and to non- employees	–	–	765,000	765	75,735	–	–	76,500
Cancellation of compensatory and other stock	–	–	(530,000)	(530)	(52,470)	–	–	(53,000)
Net loss for 1998	–	–	–	–	–	(1,709,696)	–	(1,709,696)

Balance at December 31, 1998	–	–	16,651,700	16,652	1,642,816	(1,709,696)	(227,619)	(277,847)
Compensation and other expense related to grants of stock options	–	–	–	–	3,397,250	–	–	3,397,250
Common stock sold for cash	–	–	338,188	338	347,162	–	–	347,500
Common stock issued for investment in a related party	–	–	795,001	795	643,156	–	–	643,951
Capital contribution received for investment in related party	–	–	–	–	1,109,986	–	–	1,109,986
Common stock issued for services	–	–	85,500	85	130,729	–	–	130,814

High Speed Net Solutions, Inc.

Consolidated Statement of Shareholders’ Equity (Deficit) (continued)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	(Deficit)

Common stock issued for prepaid royalties	–	–	1,500,000	1,500	748,500	–	–	750,000
Beneficial conversion feature related to convertible debentures	–	–	–	–	2,655,749	–	–	2,655,749
Common stock issued in exchange for convertible debentures	–	–	4,852,860	4,853	2,650,896	–	–	2,655,749
Common stock canceled in connection with the merger between High Speed Net Solutions and Marketers World, Inc.	–	–	(5,161,100)	(5,161)	5,161	–	–	–
Cancellation of compensatory stock	–	–	(25,000)	(25)	(38,225)	–	–	(38,250)
Stock option exercises	–	–	1,825,000	1,825	(1,825)	–	–	–
Common stock sold to a related party	–	–	250,000	250	1,094,750	–	–	1,095,000
Net loss for 1999	–	–	–	–	–	(9,684,529)	–	(9,684,529)

Balance at December 31, 1999	–	–	21,112,149	21,112	14,386,105	(11,394,225)	(227,619)	2,785,373
Preferred stock sold for cash, net of issuance costs	2,000	2,000,000	–	–	(149,048)	–	–	1,850,952
Beneficial conversion feature of preferred stock	–	–	–	–	294,900	(294,900)	–	–
Common stock and options issued for services	–	–	7,500	8	884,028	–	–	884,036
Issuance of common stock in partial settlement of loss contingency	–	–	1,700,000	1,700	1,408,611	–	–	1,410,311
Common stock issued to acquire equipment	–	–	8,988	9	15,102	–	–	15,111
Common stock issued to acquire Douglas May & Co.	–	–	50,000	50	499,950	–	–	500,000
Common stock sold for cash	–	–	1,544,290	1,544	4,776,009	–	–	4,777,553
Preferred stock dividends	–	–	–	–	–	(133,333)	–	(133,333)
Net loss for 2000	–	–	–	–	–	(12,441,655)	–	(12,441,655)

Balance at December 31, 2000	2,000	$2,000,000	24,422,927	$ 24,423	$22,115,157	$(24,264,113)	$(227,619)	$ (351,652)

High Speed Net Solutions, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	1998	1999	2000

Operating activities
Loss from continuing operations	$ (374,841)	$ (9,684,529)	$ (12,441,655)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Loss on disposal of equipment	36,858	–	–
Impairment charge	–	–	3,953,182
Non cash compensation	–	2,813,000	333,750
Stock issued for partial settlement of loss contingency	–	–	1,410,311
Depreciation and amortization	21,900	833,665	282,494
Common stock issued to non-employees	23,500	1,521,814	550,286
Interest expense relating to beneficial conversion feature of convertible debt	–	2,655,749	–
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,559)	7,559	261,716
Prepaid royalties	–	(60,000)	–
Increase in other current assets	–	–	(23,329)
Accounts payable and accrued expenses	8,457	91,419	2,105,990
Loss contingency accrual	–	800,000	(255,040)

Net cash used in operating activities from continuing operations	(291,685)	(1,021,323)	(3,822,295)
Net cash used in discontinued operations	(1,265,965)	–	–

Net cash used in operating activities	(1,557,650)	(1,021,323)	(3,822,295)

Investing activities
Capital expenditures, net of acquisitions	(50,148)	(4,052)	(1,032,528)
Cash invested in common stock of related party	–	(102,000)	–
Cash received in acquisition	–	–	63,971

Net cash used in investing activities	(50,148)	(106,052)	(968,557)

Financing activities
Funds loaned to related party	–	–	(1,435,000)
Net proceeds from sale of common stock	317,000	597,500	4,777,553
Payments on capital leases	–	–	(5,448)
Increase in restricted cash	–	–	(300,000)
Net proceeds from sale of preferred stock	–	–	1,850,952
Shareholder capital contributions	1,091,648	–	–
Advances from stockholders	445,378	210,852	–
Repayments to stockholders	–	(9,486)	(19,323)
Proceeds from issuance of convertible debentures	–	558,640	–
Purchase of treasury stock	(227,619)	–	–

Net cash provided by financing activities	1,626,407	1,357,506	4,868,734

Net increase in cash and cash equivalents	18,609	230,131	77,882
Cash and cash equivalents at beginning of year	–	18,609	248,740

Cash and cash equivalents at end of year	$ 18,609	$ 248,740	$ 326,622

Supplemental disclosures of cash flow information
Cash paid for interest	$ –	$ –	$ 15,192

Non-cash investing and financing activities
Debentures issued for shareholder advances on behalf of Company	$ –	$ 2,097,109	$ –

Assets acquired under capital leases	$ –	$ –	$ 201,157

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

On April 24, 2000, HSNS acquired 100% of the issued and outstanding shares of common stock of JSJ Capital Corp., a non-operating shell company incorporated in Nevada (“JSJ”), in exchange for 50,000 shares of common stock of HSNS. The shares were issued in a transaction exempt from registration under the Securities Act of 1933 and, as such, were “restricted securities” as defined in Rule 144 under the Securities Act of 1933. JSJ was then merged into HSNS, with HSNS being the surviving corporation. The acquisition was accounted for as an issuance of HSNS common stock in exchange for the net monetary assets of JSJ, accompanied by a recapitalization.

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

On July 10, 2000, HSNS acquired all of the issued and outstanding common stock of Douglas May & Co., Inc. (“Douglas May & Co.”) in a business combination accounted for as a purchase (see Note 3).  HSNS had been a development stage company since its inception and ceased being a development stage company in the third quarter of 2000 upon its acquisition of Douglas May & Co.  HSNS provides media creation services through Douglas May & Co., a wholly owned and fully operational subsidiary, which include creative design assistance and commercial content development, development of audio and video images and animation, as well as web site design and construction (see Note 3).

Effective  February 16, 2001, HSNS acquired all the assets and operations of  Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended (the “Asset Purchase Agreement”).  The transaction was accounted for as a capital transaction, accompanied by a recapitalization.  As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed that of the Company (see Note 13).

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

1.         Business and Organization and Basis of Presentation (continued)

Following the HSNS–Summus, Ltd. asset acquisition,  the post-transaction  company (which, for clarity of reference, is referred to as the “Company”) will actively seek to expand business opportunities and pursue additional financing from third parties.  The Company’s management anticipates that it will be able to attract additional capital to continue to fund operations.  However, there can be no assurance that management’s plans will be executed as anticipated.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or refinancing as required, and ultimately to attain profitability.

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

            Restricted Cash

Restricted cash at December 31, 2000 of $300,000 represents funds held in escrow related to HSNS’s obligation to repurchase 45,572 shares of its common stock issued in connection with the acquisition of Douglas May & Co. (see Notes 3 and 13.)  These shares were repurchased and retired by HSNS in January 2001 using the funds from the escrow account.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.         Significant Accounting Policies (continued)

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

            Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (see Note 11).

            Loss Per Share

Loss per share has been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” HSNS has potential common stock equivalents related to its outstanding stock options, preferred stock and common stock warrants. These potential common stock equivalents were not included as outstanding for loss per share purposes for all periods presented because the effect would have been anti-dilutive.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.         Significant Accounting Policies (continued)

            Investment in Common Stock of Related Party

Investment in common stock of related party represents HSNS’s 16.7% and 13.5% ownership interest in Summus, Ltd. at December 31, 1999 and 2000, respectively (see Note 9). HSNS accounted for its investment in Summus, Ltd. using the cost method. Under this method, the investment is recorded at its historical cost. Although the market value of this investment is not readily determinable, management believes its fair value is not less than its carrying amount. On February 16, 2001, HSNS acquired all of the assets and operations of Summus, Ltd. (see Note 13).

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

            Advertising

The cost of advertising is expensed when incurred. HSNS incurred $128,000 in advertising costs in 1998. No advertising costs were incurred in 1999 or 2000.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.         Significant Accounting Policies (continued)

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

On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001.  SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill.  The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001.  The Company will adopt SFAS 142 in the fiscal year beginning January 1, 2002.  The effect of adopting SFAS 142 by the Company beginning January 1, 2002, is not expected to have significant effect on the operating results or financial condition of the company.

3.         Business Combination

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.         Business Combinations (continued)

The shares of HSNS common stock issued in the transaction were valued at $1,376,000. Under the terms of the share acquisition agreement, the 183,070 shares of HSNS common stock were issued in three allotments. The first allotment corresponded to $500,000 of value. At closing, HSNS issued 50,000 shares of common stock, the number of such shares being subject to adjustment if the Over-the-Counter Bulletin Board trading price of the common stock on the first anniversary of the closing date of the transaction was less than $10.00 per share. Under such circumstances, HSNS was obligated to issue additional shares of common stock that, when added to the 50,000 shares, and multiplied by the per share trading price on the first anniversary of the closing date, equaled $500,000 in value.   The issuance of the 50,000 shares was recorded at the “guaranteed” amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares under the terms of the share acquisition agreement will not change the recorded cost of the acquisition of Douglas May & Co.High Speed Net Solutions, Inc.

The second allotment of shares of common stock (87,498 shares) issued at closing corresponded to $576,000 of value. HSNS committed to file a registration statement with the SEC to register the resale of these shares. If the shares were not freely tradable on or before January 1, 2001, Mr. May has the right to cause HSNS to repurchase these shares from him by making six cash installment payments totaling $576,000., Mr. May has not yet elected to have HSNS repurchase these shares.

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

During 2000 Douglas May & Co. produced negative cash flows. Because of the decision made in the fourth quarter of 2000 not to further pursue the planned rich media direct business due to funding constraints, management determined there was no basis upon which to project positive future cash flows from Douglas May & Co. since the basis for making the acquisition was originally related to expected synergies and expected future prospects by incorporating the business of Douglas May & Co. into the planned rich media direct business. Thus, in accordance with the provisions of SFAS 121, HSNS concluded that the unamortized portion of the goodwill recorded in connection with the acquisition of Douglas May & Co. ($1,058,177, net of the previously amortized amount of $116,260) had become fully impaired and should be written off. HSNS recorded an impairment charge of $1,058,177 in the fourth quarter of 2000 to recognize the unamortized balance of goodwill written-off.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.         Business Combinations (continued)

The following unaudited pro forma summary information presents consolidated results of operations for HSNS as if the acquisition of Douglas May & Co. had been consummated on January 1, 1999. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for HSNS.

	Year ended December 31
	1999	2000

Revenue	$ 880,432	$ 1,673,260
Net loss	9,899,011	12,311,544
Loss per share applicable to common shareholders	$ (0.51)	$ (0.59)

4.         Equipment, Software and Furniture

Equipment, software and furniture consists of the following:

	1999	2000

Furniture and fixtures	$ 4,052	$ 258,220
Equipment under capital lease	–	201,157
Computer equipment and software	–	93,104

	4,052	552,481
Less accumulated depreciation and amortization	(332)	(166,566)

	$ 3,720	$ 385,915

5.         Prepaid Software Royalties

In February 1999, HSNS entered into a Marketing License Agreement (“MLA”) with Summus, Ltd., a related party (see Note 8). Under the MLA, HSNS became obligated to pay Summus, Ltd. an up-front fee of $3,000,000, payable in four installments of $750,000 each. The first three installments consisted of cash payments in the aggregate amount of $2,250,000. Of this amount, $2,190,000 was made by a shareholder on behalf of HSNS. The final installment was satisfied by HSNS’s issuance of 1.5 million shares of its restricted common stock.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

5.         Prepaid Royalties (continued)

Under the terms of the MLA, HSNS had the right to resell stand-alone software products specified in the MLA. Since the specified products were completed and ready for resale, HSNS capitalized the $3.0 million value of the up-front fees under the MLA as prepaid software royalties (essentially license fees) in accordance with the provisions of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” as each of the four software products specifically referred to in the MLA had reached “technological feasibility” within the meaning of Paragraphs 4 and 38 of that statement.

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

Under the new agreements, HSNS did not become obligated to make any additional payments, in cash or other consideration, to Summus, Ltd. for the software products to be provided thereunder. In fact, HSNS received approximately $2.2 million in credits toward future fees due and payable to Summus, Ltd. Therefore, HSNS determined that, in the absence of information that would have caused management to conclude that the net realizable value of any of the products licensed under the MLA had been adversely affected by HSNS’s change in business plan or that the unamortized capitalized costs exceeded the net realizable value of such products, no impairment-related write off under SFAS No. 86 was appropriate as of December 31, 1999. As of that date, HSNS fully expected to generate future revenues, in its contemplated service bureau business, through the use of the Summus, Ltd. software products covered by the several agreements then being negotiated, sufficient to recover the carrying value of the prepayments under the MLA.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

5.         Prepaid Software Royalties (continued)

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

Management determined in the fourth quarter of 2000 that it was unlikely that funding would be available to develop and rollout the service bureau business model as previously planned. Under FASB 121, when it is no longer probable that computer software will be placed in service, the software should be reported at the lower of its carrying amount or fair value. Therefore, during the fourth quarter of 2000, management determined that all of the assets associated with HSNS’s rich media direct service bureau business were impaired. Accordingly, an impairment charge of $2.9 million was recorded consisting of the net carrying value of the capitalized amounts associated with MaxxSystem of approximately $2.2 million and other capitalized costs incurred in the development of the service bureau business of approximately $0.7 million.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.         Licensing Rights

In September 1998, HSNS issued 775,000 shares of its common stock, valued at $77,500, for all of the issued and outstanding common stock of Brad Richdale Direct, Inc. (“BRD”). The primary purpose of this transaction was to obtain licensing and marketing rights held by BRD for certain products to be developed by Summus, Ltd. Since BRD had nominal assets and operations, this transaction was accounted for as an acquisition of licensing rights, rather than as a business combination. The value of this transaction was based on recent transactions in HSNS’s common stock near the date of the transaction. The products to be delivered by Summus, Ltd. under these licensing rights were to be used in the planned operations of MWI. Since these products were not completed by the end of 1998 and HSNS had determined to discontinue MWI’s operations, HSNS abandoned its rights to these yet-to-be-delivered products. Accordingly, the net book value of these assets $68,890 was written off at December 31, 1998 and is included as part of the loss on discontinued operations.

7.         Convertible Debentures

During 1999, HSNS issued convertible debentures (the “debentures”) in the principal amount of $2,655,749 to Mr. Richdale, entities affiliated with Mr. Richdale and third parties.  These debentures were issued in exchange for both cash of $558,640 and in partial satisfaction of payments made by Mr. Richdale on behalf of HSNS in the aggregate amount of $2,097,109.  Prior to the issuance of these debentures, HSNS owed $2,190,000 to Mr. Richdale for amounts he paid on behalf of HSNS (See Note 5).  This liability was reduced to $92,891 through the issuance of the convertible debentures valued at $2,097,109.  The remaining amount of the liability, $92,891, plus other amounts owed to entities affiliated with Mr. Richdale in connection with funds advanced to HSNS, totaling $342,924, are included in “Payable to related parties” in HSNS’s balance sheet. The debentures were convertible at the date of issuance into HSNS’s common stock at conversion prices ranging from $0.25 to $1.33 per share (all of which were substantially “in-the-money” at the date of issuance).

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

8.         Related Party Transactions

As of December 31, 2000, Summus, Ltd. held a 33.6% ownership interest in HSNS. On February 16, 2001, HSNS purchased all the assets and operations of Summus, Ltd.  The transaction was accounted for as a capital transaction, accompanied by a recapitalization   (see Note 13).

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

8.         Related Party Transactions (continued)

During 2000, in connection with the negotiations of the Asset Purchase Agreement with Summus, Ltd., HSNS advanced certain funds to Summus, Ltd. to assist Summus, Ltd. in funding its operating expenses. These advances, which were evidenced by a promissory note in favor of HSNS, totaled $1,435,000 as of December 31, 2000. This balance accrued interest compounded monthly at 8%, was collateralized by Summus, Ltd.’s investment in HSNS’s stock and was payable within 60 days. Upon the closing of the Asset Purchase Agreement on February 16, 2001, the entire balance of this note plus accrued interest was canceled.

During 1999, Summus, Ltd. funded certain expenses of HSNS. The balance outstanding related to these advances as of December 31, 2000 and 1999 was $134,677 and $154,000, respectively.

Payables to Related Parties also includes an unpaid balance of $435,815 for advances made to HSNS by a former majority shareholder during 1998 and 1999. These amounts are unsecured and are payable on demand. These amounts have subsequently been satisfied in full (see Note 13).

9.         Shareholders’ Equity

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

9.         Shareholders’ Equity (continued)

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

In August 1999, HSNS issued 795,001 shares of its common stock valued at $643,951, along with a cash payment of $102,000, to acquire 402,000 shares of common stock of Summus Technologies, Inc., the marketing arm of Summus, Ltd. The value assigned to the shares issued by HSNS was recorded at a discount from the traded value of HSNS’s common stock. An additional 598,182 shares of Summus Technologies, Inc. stock, valued at $1,109,986, was contributed to HSNS by a significant shareholder, bringing HSNS’s total holdings of Summus Technologies, Inc. stock to 1,000,182 shares or 19%. The value assigned to the shares received by HSNS was recorded based on the derived value of the per share amounts purchased from the other Summus Technologies, Inc. shareholders. Subsequently, Summus Technologies, Inc. and Summus, Ltd. merged with Summus, Ltd. being the surviving entity. The company’s ownership in Summus, Ltd. after the merger was 16.7% and as of December 31, 2000 was 13.5%. On February 16, 2001, HSNS acquired substantially all of the assets and operations of Summus, Ltd., under the terms of an asset purchase agreement dated October 30, 2000, as amended (the “Asset Purchase Agreement”).  The transaction was accounted for as a capital transaction, accompanied by a recapitalization.  As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed that of the Company (see Note 13).

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

9.         Shareholders’ Equity (continued)

During 2000, HSNS issued 1,544,291 shares of its unregistered common stock and issued warrants to purchase an additional 1,997,564 shares of common stock for gross cash proceeds of $4,777,553. The warrants have exercise prices ranging from $4.00 to $4.625 per share, a term of five years, and cannot be exercised within five months from the date of issuance.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

9.         Shareholders’ Equity (continued)

A summary of HSNS’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price

Outstanding – December 31, 1998	–	$ –
Granted	2,455,000	1.26
Exercised	(1,825,000)	0.01

Outstanding – December 31, 1999	630,000	4.54
Granted	830,800	6.41
Exercised	–	–

Outstanding-December 31, 2000	1,460,800	$ 5.52

The following table summarizes information about stock options outstanding at December 31, 2000:

Options Outstanding

Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price

$ .01– .25	282,300	4 years	$ .02
2.50 – 7.50	938,500	6.9 years	5.19
9.65 – 18.90	240,000	7 years	13.28

	1,460,800	6.4 years	$ 5.52

	Options Exercisable

Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

$ .01	282,000	$ .02
2.50 – 7.50	180,000	4.00

	462,000	$1.57

In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the twelve month period ended December 31, 2000: dividend yield of 0%; volatility of 2.054; risk free interest rate of 6.20% and expected option lives of 5 years. The weighted average fair value at the date of grant was $6.36 per option. Had the compensation expense for HSNS’s stock options been determined based on the fair value at the date of grant consistent with the provisions of SFAS 123, HSNS’s net loss and net loss per share would have been $(15.4) million and $(0.71) for the twelve months ended December 31, 2000.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

9.         Shareholders’ Equity (continued)

During August 1999, HSNS negotiated, on an individual basis, with each of the holders of the shares issued in connection with HSNS’s acquisition of the Marketers World assets, and as a result of such negotiations an aggregate of 5,161,100 shares of HSNS’s common stock issued in connection with the transaction were surrendered for cancellation. This followed HSNS’s decision to cease all operations associated with the MWI business in 1998. Since no value was ascribed to the initial shares issued in connection with the MWI asset acquisition, no value was ascribed to the subsequent cancellation. Also during 1999, HSNS canceled 555,000 shares of its common stock, 530,000 of which were originally issued in 1998 and 25,000 issued in 1999. In August 1999, HSNS canceled 300,000 shares issued in September 1998 in connection with the unwinding of the proposed acquisitions of HealthTec, Inc. and National Direct Corporation. An additional 230,000 shares were canceled upon HSNS’s determination not to pursue certain other acquisitions. In August 1999, HSNS canceled 25,000 shares issued to Mr. Richdale and his spouse in consideration for his assistance in HSNS’s acquisition of shares of Summus Technologies, Inc.’s stock.

HSNS has reserved shares of its authorized 50,000,000 shares of common stock for future issuance as follows:

Convertible preferred stock and related dividends	149,812
Outstanding common stock warrants	1,997,564
Outstanding stock options	1,460,800
Possible future issuance under stock option plans	5,039,200

Total	8,647,376

10.        Leases

During 1999, HSNS established it headquarters in Raleigh, North Carolina and entered into a noncancelable operating lease for office space and also entered into certain capital leases for office equipment. HSNS also leases office space and certain office equipment in Dallas, Texas relating to the operations of its subsidiary, Douglas May & Co. Rent expense incurred during the years ended December 31, 1999 and 2000 was approximately $11,000 and $124,000, respectively.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

10.        Leases (continued)

The following is a schedule of future minimum lease payments for capital and operating leases:

	Capital Leases	Operating Leases

2001	$ 115,332	$ 108,452
2002	92,265	78,468
2003	15,378	81,252
2004	–	36,240
2005	–	37,200

Total minimum lease payments	222,975	$ 341,612
Less amounts representing interest	(27,266)

Present value of minimum lease payments	195,709
Less current portion	94,936

	$ 100,773

Amortization of capital leases is included in depreciation and amortization expense.

During 1998, MWI leased its office facility and certain office equipment under noncancelable operating leases, all which were terminated in 1998. Total rent expense incurred in 1998 by MWI was approximately $40,000.

11.        Income Taxes

No provision for income taxes has been recorded during the years presented due to HSNS’s significant operating losses in each year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of HSNS’s deferred tax assets are as follows:

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

11.        Income Taxes (continued)

	December 31
	1999	2000

Deferred tax assets:
Start-up expenses	$ 1,386,000	$ 1,386,000
Royalty amortization	333,000	–
Loss contingency accrual	320,000	199,000
Depreciation	–	4,000
NOL carryforward	–	6,161,000

Total deferred tax assets	2,039,000	7,750,000
Deferred tax asset valuation allowance	(2,039,000)	(7,750,000)

Net deferred taxes	$ –	$ –

Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of any such assets.

At December 31, 2000, HSNS had federal and state net operating loss carryforwards of approximately $15,400,000 for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2020 for federal tax purposes and in 2015 for state tax purposes. U. S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation could reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

12.        Loss Contingencies

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

12.        Loss Contingencies (continued)

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

            The AIC Litigation

On March 30, 2001, Analysts International Corporation (“AIC”) filed a civil summons and complaint in General Court of Justice, District Court Division, County of Wake, North Carolina, against High Speed Net Solutions, Inc. The complaint alleged that the Company breached certain contracts with AIC, dated December 9, 1999, February 11, 2000, April 25, 2000, May 9, 2000, and May 23, 2000, under which AIC provided HSNS with computer programming services. AIC has requested that the court enter judgment in its favor for $358,426, plus pre-judgment interest from September 26, 2000 on certain invoices at the rate of 18% per annum, post-judgment interest at the rate of 8% per annum, reasonable costs of AIC and other relief the court deems equitable. The Company and AIC are negotiating to resolve the matter. The principal amount of $358,426 is included in accounts payable at December 31, 2000.

            Cale Yarborough Litigation

On April 25, 2001, Cale Yarborough, a Company shareholder, filed a summons and complaint against HSNS, David Gordon, Bear Steams Securities Corp., MidSouth Capital, Inc., and Interwest Stock Transfer Co. in the United States District Court, District of South Carolina, Florence Division, alleging, among other things, (i) breach of an agreement Mr. Yarborough entered into with David Gordon under which Mr. Gordon was to provide an opinion letter as to Mr. Yarborough’s ability to resell shares of our common stock in accordance with Rule 144 promulgated under the Securities Act of 1933, (ii) violation of Rule 144, (iii) professional negligence and breach of fiduciary duty, and (iv) violation of federal and state securities laws. All of the causes of action in the complaint stem from the alleged failure to properly advise Mr. Yarborough as to when the shares of our common stock could properly be resold under Rule 144. On May 17, 2001, the complaint was dismissed without prejudice. As such, it is subject to being reopened upon the showing of good cause within the 60-day period following the issuance of the dismissal order. It is the Company’s understanding that Mr. Yarborough and Mr. Gordon are in the process of reaching a settlement of this matter.  The Company has not recorded a loss contingency relating to this complaint because, in management’s opinion, it is not probable that a loss contingency exists and an amount cannot be reasonable estimated.

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

13.        Subsequent Events

            Summus, Ltd. Asset Acquisition

On February 16, 2001, HSNS acquired all the assets and operations of Summus, Ltd. Prior to the transaction, Summus, Ltd. was a technology company located in Raleigh, North Carolina that provided contract engineering, research and development in applications related to image and video compression and communication, and provided commercial technology in digital media through various methods, including generating software development kits for resale, licensing technology, and developing commercial software products. Its intellectual property included capabilities in encoding, manipulating, compressing, managing and distributing digital content. Its core technology for compression, partially derived from a field of mathematics known as wavelets, used the brand name of Dynamic WaveletTM. Under this brand, Summus. Ltd. developed and supplied low-complexity, low bandwidth wavelet technology for compression applications.

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

The transaction will be accounted for as a capital transaction, accompanied by a recapitalization. By accounting for the transaction as a capital transaction, the transaction is effectively viewed as the issuance of stock by Summus, Ltd. in exchange for the cash of HSNS, accompanied by a recapitalization of Summus, Ltd.  The accounting for the transaction is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

As a result of the transaction, the historical financial statements of Summus, Ltd. for accounting purposes, are deemed to be those of High Speed Net Solutions, Inc.  The equity accounts of Summus, Ltd. have been adjusted for a recapitalization to reflect the equity structure of HSNS, the legal acquirer.  Specifically:

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

13.        Subsequent Events (continued)

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

13.        Subsequent Events (continued)

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

13.        Subsequent Events (continued)

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

13.        Subsequent Events (continued)

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

Report of Independent Auditor

The Board of Directors and Shareholder
Douglas May & Co., Inc.

I have audited the accompanying balance sheet of Douglas May & Co., Inc. as of December 31, 1999 and the related statement of income and retained earnings and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Douglas May & Co., Inc. at December 31, 1999 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

   /s/ Edwin L. Roberts

May 31, 2001
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

Financing activities/
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

Douglas May & Co., Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

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

Douglas May & Co., Inc.

Notes to Financial Statements (continued)

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

Deferred tax liabilities	$(22,000)
Cash to accrual	–
(22,000)

Total net deferred taxes	$(22,000)

7.  Subsequent Event

On July 10, 2000, High Speed Net Solutions, Inc. (“High Speed”) acquired all of the issued and outstanding common stock of the Company through the issuance of 183,070 shares of High Speed common stock valued at $1,376,000.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Articles of Incorporation, filed February 28, 2000

3.2*	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10 filed on July 5, 2001)

3.3	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000

3.4	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000

3.5	Amendment to Amended and Restated Articles of Incorporation and Statement of Rights and Preferences of the Series B Convertible Preferred Stock

3.6	Amendment to Amended and Restated Articles of Incorporation , filed February 27, 2002, changing our name to Summus, Inc. (USA)

3.7	Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares

4.1	Specimen Common Stock Certificate

4.2	Form of Subscription Agreement for private placement sales of our common stock

4.3	Form of Selling Shareholders Agreement in connection with private placement sales of our common stock

4.4	Form of Warrant Agreement for warrants issued in connection with private placement sales of our common stock

10.1*

Acquisition Agreement and Plan of Merger, dated as of April 19, 2000, between J.S.J. Capital Corp. and Summus, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated April 21, 2000)

10.2*

Asset Purchase Agreement, dated October 30, 2000, among Summus, Inc., Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.3*

Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.4*

Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.5*

Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.6*

Agreement of Settlement and Compromise, dated as June 25, 2001, among Summus, Inc., Health Tec, Inc., and Brad Richdale Direct, Inc. (incorporated by reference to Exhibit 10.39 to our Form 10 filed on July 5, 2001)

10.7*	Equity Compensation Plan, effective January 31, 2000 (incorporated by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31. 2000)

10.8*	Amendment to Equity Compensation Plan, effective May 1, 2000 (incorporated by reference to Exhibit 10.26 to our Form 10 filed on July 5, 2001)

10.9*	Amendment to Summus, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)

10.10*

Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)

10.11	Amendment to Executive Employment Agreement of Bjorn D. Jawerth, dated as of February 28, 2001

10.12	Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Gary E. Ban

10.13	Executive Employment Letter Agreement, dated as of November 19, 2001, between Summus, Inc. and Andrew L. Fox

10.14	Executive Employment Agreement, dated as of October 1, 2001, between Summus, Inc. and Christopher E. Kremer

10.15	Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Robert S. Lowrey

10.16*

Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and Summus, Inc. (incorporated by reference to Exhibit 10.31 to our Form 10 filed on July  5, 2001)

10.17*	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. (incorporated by reference to Exhibit 32 to our Form 10 filed on July 5, 2001)

10.18*

Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. . (incorporated by reference to Exhibit 33 to our Form 10 filed on July 5, 2001)

10.19*	Summus, Inc. Invention Awards Plan, effective October 30, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to our Form 10 filed on September 28, 2001)

10.20*

Master Porting Agreement, dated July 27, 2001, between Summus, Inc. and Samsung Electronics America (incorporated by reference to Exhibit 10.41  to  Amendment No. 2 to our Form 10 filed on October 31, 2001.

10.21*

Second Amended and Restated Settlement Agreement, dated as of October 26, 2000, between Summus, Inc. and William R. Dunavant (incorporated by reference to Exhibit 10.19 to our Form 10 filed on July 5, 2001)

10.22*

Memo, dated December 5, 2000, supplementing the Second Amended and Restated Settlement Agreement referenced in Exhibit 10.21 of this report (incorporated by reference to Exhibit 10.20 to our Form 10 filed on July 5, 2001)

10.23*

Settlement Agreement, dated as of June 29,  2001, among Summus, Inc. Willaim R. Dunavant, Lucille Dunavant, and Richard E. Brodsky and Summus, Inc. (incorporated by reference to Exhibit 10.37 to Form 10 filed on July 5, 2001)

10.24*

Voting Agreement, dated as of June 29, 2001, among William R. Dunavant, Lucille Dunavant, Richard E. Brodsky, P.A., Richard E. Brodsky and Summus, Inc. (incorporated by reference to Exhibit 10.38 to our Form 10 filed on July 5, 2001)

21.1	Subsidiaries of Summus, Inc. – None