Form 10-Q
period 2002-03-31
SUMMUS INC USA
filed 2002-05-14
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

     ☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

     ☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

_______________

Commission File Number: 0-29625

_______________

Summus, Inc. (USA)
(Exact Name of Registrant as Specified in its Charter)

Florida	7389	65-0185306
(State or other Jurisdiction of	(Primary Standard	(I.R.S. Employer
Incorporation or Organization)	Industrial Classification Code)	Identification Number)

_______________

434 Fayetteville Street Mall, Suite 600
Raleigh, North Carolina 27601
(919) 807-5600
(Address, Including Zip Code, and Telephone Number, Including Area Code
of Registrant's Principal Executive Offices)

_______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),  [X] Yes  [ ] No; and (2) has been subject to such filing requirements for the past 90 days
   Yes  ☑   No  ☐

As of April 30, 2002, the registrant had 45,306,030 shares of its Common Stock, par value $.001 per share, issued and outstanding.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

SUMMUS, INC. (USA)

CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31,2001

Assets
Current assets:
Cash	$159,295	$115,972
Accounts receivable	77,043	65,089
Other current assets.	172,652	12,428

Total current assets	408,990	193,489
Equipment, software and furniture, net	685,243	776,977
Other assets	33,608	33,058

Total assets.	$1,127, 841	$$1,003,524

Liabilities and shareholders' deficit
Accounts payable and accrued expenses.	$4,175,568	$4,659,631
Accrued salaries and related costs	498,253	506,147
Deferred redeemable feature	576,000	576,000
Preferred stock dividends payable	355,316	310,120
Deferred revenue	75,000	-
Notes payable	354,296	371,613
Capital lease obligations, current portion	139,107	221,197

Total current liabilities	6,173,540	6,644,708
Capital lease obligations, less current portion	54,028	67,311

Shareholders' deficit:
Preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,000 shares issued and outstanding (liquidation preference of $1,000 per share)	2,000,000	2,000,000
Preferred stock, Series B, $.001 par value; authorized 6,500 shares, 6,000 shares issued and outstanding at December 31, 2001	—	6
Common stock, $.001 par value; authorized 100,000,000 shares; 44,591,019 shares issued and outstanding at March 31, 2002 and 37,151,478 shares issued and outstanding at December 31, 2001	44,591	37,151
Additional paid-in capital.	30,597,849	27,399,045
Stock subscription receivable	(65,000)	(75,000)
Deferred compensation	(535,948)	(534,456)
Accumulated deficit	(36,913,600)	(34,307,622)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)

Total shareholders' deficit	(5,099,727)	(5,708,495)

Total liabilities and shareholders' deficit.	$1,127,841	$1,003,524

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

	March 31, 2002	March 31, 2001

Revenues:
Contracts and license fees	$227,818	$296,160
Costs of revenues:
Contracts and license fees	63,846	133,272

Gross Profit	163,972	162,888

Selling, general and administrative expenses	1,887,629	1,682,988
Non-cash compensation	57,185	714,456
Research and development	145,544	101,729
Non-cash consulting expense	616,719	—
Interest expense, net	17,708	3,365

Loss from continuing operations	(2,560,813)	(2,339,650)
Loss from operations of discontinued Rich Media Direct business	—	(35,318)
Loss on disposal of Rich Media Direct Business	—	(215,500)

Net loss	$(2,560,813)	$(2,590,468)

Net loss applicable to common shareholders:
Net loss	$(2,560,813)	$(2,590,468)
Preferred stock dividends	(45,165)	(23,257)

Net loss applicable to common shareholders	$(2,605,978)	$(2,613,725)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.07)	$(0.07)
Loss applicable to common shareholders from discontinued operations	—	(0.01)

Net loss	$(0.07)	$(0.08)

Weighted average shares of common stock outstanding	40,012,020	20,817,205
Recapitalization resulting from the Summus, Ltd. asset acquisition	—	12,225,843

Weighted average shares of common stock outstanding giving effect to the recapitalization	40,012,020	33,043,048

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Preferred Stock

	Series A		Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	2,000	$ 2,000,000	6,000	$ 6	37,151,478	$ 37,151
Common stock sold for cash	—	—	—	—	1,613,901	1,614
Common stock and warrants issued for services	—	—	—	—	140,000	140
Stock options and warrants issued for services	—	—	—	—	—	—
Conversion of Series B preferred stock	—	—	(6,000)	(6)	5,670,340	5,671
Preferred stock dividends	—	—	—	—	—	—
Cash collections on stock subscription receivable	—	—	—	—	—	—
Deferred compensation recognized in connection with the issuance of stock options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Stock option exercises	—	—	—	—	15,300	15
Net loss for the period	—	—	—	—	—	—

Balance March 31, 2002 (Unaudited)	2,000	$ 2,000,000	—	$ —	44,591,019	$ 44,591

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(CONTINUED)

		Stock				Total
	Additional	Subscription	Deferred	Accumulated	Treasury	Shareholders'
	Paid-in Capital	Receivable	Comp	Deficit	Stock	(Deficit)

Balance at December 31, 2001	$ 27,399,045	$ (75,000)	$ (534,456)	$ (34,307,622)	$ (227,619)	$ (5,708,495)
Common stock sold for cash	2,489,228	—	—	—	—	2,490,842
Common stock and warrants issued for services	509,741	—	—	—	—	509,881
Stock options and warrants issued for services	117,305	—	—	—	—	117,305
Conversion of Series B preferred stock	(5,665)	—	—	—	—	—
Preferred stock dividends	—	—	—	(45,165)	—	(45,165)
Cash collections on stock subscription receivable	—	10,000	—	—	—	10,000
Deferred compensation recognized in connection with the issuance of stock options	78,210	—	(78,210)	—	—	—
Amortization of deferred compensation	—	—	76,718	—	—	76,718
Stock option exercises	9,985	–	—	—	—	10,000
Net loss for the period	—	—	—	(2,560,813)	—	(2,560,813)

Balance March 31, 2002 (Unaudited)	$ 30,597,849	$ (65,000)	$ (535,948)	$ (36,913,600)	$ (227,619)	$ (5,099,727)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31, 2002	March 31, 2001

Operating activities
Loss from continuing operations	$(2,560,813)	$(2,339,650)
Adjustments to reconcile loss to net cash used in operating
activities:
Non-cash compensation	57,185	714,456
Common stock, warrants and options issued for services	616,719	—
Depreciation	109,875	64,598
Changes in operating assets and liabilities, net of Summus
Ltd. asset acquisition:
Accounts receivable	(11,954)	(195,179)
Other assets	(130,774)	(92,633)
Accounts payable and accrued expenses	(476,409)	282,245
Accrued salaries and related costs	(7,894)	114,468
Deferred revenue	75,000	—

Net cash used in continuing operations	(2,329,065)	(1,451,695)
Net cash used in discontinued operations	—	(7,253)

Net cash used in operating activities	(2,329,065)	(1,458,948)
Investing activities
Purchases of computer equipment	(18,081)	—

Net cash used in investing activities	(18,081)	—
Financing activities
Proceeds from sale of common stock and warrants	2,510,842	1,127,227
Proceeds from loan with related party	—	540,000
Principal payments on capital lease obligations and notes	(120,373)	(25,119)
Cash payments on loss contingency accrual	—	(50,000)

Net cash provided by financing activities	2,390,469	1,592,108

Net increase in cash	43,323	133,160
Cash at beginning of period	115,972	208,495

Cash at end of period	$159,295	$341,655

Supplemental disclosures of cash flow information
Cash paid for interest	$10,076	$3,365

The accompanying notes constitute an integral part of these consolidated financial statements.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

1.     Business, Organization and Basis of Presentation

Business

              Summus, Inc. (USA) ("Summus, Inc.” or the "Company"), formerly known as High Speed Net Solutions, is engaged in the development of efficient information processing solutions for the mobile and wireless markets. In addition, Summus, Inc. also engages in research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing of its Photo ID compression and decompression technology to third parties.

                The core of the Company's business plan is to focus on the emerging wireless and mobile market. Summus, Inc. has developed proprietary software, technology and applications to enable information processing and resource management to include, but not limited to, the creation, transmission, playing and file management of content over wireless networks. The Company's technology platform, which provides the foundation for its current and future products and services, is designed to address the bandwidth constraints of existing wireless network infrastructure. This will enable mobile, high-speed access to a wide range of telecommunications services supported by fixed telecommunications networks and other services to mobile users. The Company launched its first application in this market during the second quarter of 2002.

Organization

                On February 16, 2001, High Speed Net Solutions, Inc. (“High Speed”) and Summus, Ltd. entered into a contract whereby, in legal form, High Speed acquired all the assets of Summus, Ltd. Although the legal form of the transaction was an acquisition of assets, in substance the transaction represented a Summus, Ltd. capital transaction accompanied by a recapitalization. Since the Summus, Ltd. shareholders were the majority owners of the entity after this transaction was completed, the transaction was accounted for as an issuance of stock by Summus, Ltd. in exchange for the net monetary assets of High Speed, accompanied by a recapitalization of Summus, Ltd. The accounting for the transaction is essentially equivalent to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

                Prior to this recapitalization transaction, High Speed was a publicly-traded entity and Summus, Ltd. was a privately-held company. Since the legal form of the transaction was an acquisition of Summus, Ltd. by High Speed, the legal entity, which represented the combined, recapitalized Summus, Ltd., continued to use the High Speed trade name and its stock continued to trade in the public market under the High Speed name.  As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of the Company.

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

Basis of Presentation

                The condensed consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002; the results of operations for the three month period ended March 31, 2002 and 2001; shareholders' equity as of March 31, 2002; and cash flows for the three month period ended March 31, 2002 and 2001.

                The accompanying unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and

1.     Business, Organization and Basis of Presentation - (continued)

accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2001, which were filed with the Securities and Exchange Commission in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. The Form 10-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

                The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2002, the Company has incurred a net loss for the quarter of $2.6 million, has experienced negative cash flows from operations, and has a significant deficiency in working capital at March 31, 2002. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects to be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

                The 2001 consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.  On September 19, 2001, the Company sold all of its equity interests in Douglas May & Co.  The results of operations of Douglas May & Co. have been presented as discontinued operations for the three months ended March 31, 2001.

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

2.     Summary of Significant Accounting Policies – (continued)

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

Income Taxes

                Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

                The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As permitted by the provisions of SFAS No. 123, the Company continues to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for its stock-based awards.  In accordance with APB 25, the Company has valued employee stock awards and stock issued to employees for services performed based on the traded value of the Company's common stock at the measurement date of the stock options and awards.

                The Company accounts for stock-based amounts issued to non-employees of the Company, primarily consultants and members of the Company’s Board of Advisors, at fair value in accordance with the provisions of SFAS No. 123.

Loss Per Share

                Loss per share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share was computed by dividing the net loss for each period presented by the weighted average number of shares of common stock outstanding for such period, as adjusted for the recapitalization. Although the Company has potential common stock equivalents related to its outstanding stock options, warrants and preferred stock, these potential common stock equivalents were not included in diluted loss per share for each period presented because the effect would have been antidilutive.

2.             Summary of Significant Accounting Policies – (continued)

New Accounting Pronouncements

                On September 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 had no effect on the operating results or financial position of the Company.

                In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company adopted Statement No. 144 as of January 1, 2002, and the Company does not expect this adoption to have a significant effect on the operating results or financial position of the Company.

3.     Notes Payable

                During 1999, the Company entered into an agreement with a shareholder to repurchase 1,533 shares of its common stock from that shareholder for an aggregate value of $268,373.  In connection with this agreement, the Company entered into a promissory note with the shareholder whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance, including accrued interest, as of March 31, 2002 and December 31, 2001 is $179,296 and $171,613, respectively.

                On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. The first installment of $25,000 was paid in March 2002. The outstanding principal balance of this note as of  March 31, 2002 and December 31, 2001  was $175,000 and $200,000, respectively. Since this amount is in default, the total outstanding balance is included as a current liability.

4.     Common Stock and Warrants

                During the three month period ended March 31, 2002, the Company sold to investors 1,613,901 shares of its unregistered common stock and warrants to purchase an additional 3,436,136 shares of common stock for gross cash proceeds of $2,490,842. The warrants have exercise prices ranging from $2.00 to $2.80 per share, a term of five years and cannot be exercised within five months of the date of issuance.

                In connection with the Summus, Ltd. recapitalization transaction, the former Summus, Ltd. shareholders were issued warrants to purchase 500 shares of the Series B preferred stock. On February 27, 2002, these Series B warrants were converted into 500,000 warrants to purchase the Company’s common stock exercisable over five years to purchase shares of common stock, with an exercise price of $5.50 per share.

                During January 2002, the Company entered into two separate agreements whereby it issued 115,000 shares of its restricted common stock and 230,000 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share to a shareholder as consideration for the conveyance by him of 115,000 shares of our common stock to: (1) an investment banking

4.     Common Stock and Warrants – (continued)

company for investment banking services and (2) an independent consultant for financial advisory services.  The 115,000 shares were valued at $157,376 by applying a discount to the traded value of the Company’s common stock on the date of each agreement.  The 230,000 warrants were valued at approximately $297,600 using the Black-Scholes option-pricing model.  The costs of these services were included in non-cash consulting expenses for three months ended March 31, 2002.

                During February 2002, the Company issued 25,000 shares of its restricted common stock and 12,500 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share to an independent firm providing investor relation services.  The 25,000 shares were valued at $37,280 by applying a discount to the traded value of the Company’s common stock on the date of the agreement.  The 12,500 warrants were valued at $17,625 using the Black-Scholes option-pricing model.  Additionally, if and when the traded value of the Company’s common stock achieves certain levels, the Company is committed to issue to the investor relations firm, warrants to purchase shares of the Company’s common stock that have a five-year term and exercise prices of $2.50 per share.  If and when the Company’s stock price reaches $5.00, $7.50 or $10.00 per share over the twelve-month period beginning February 2, 2002, the Company is committed to issue 20,833 warrants for each price level that is achieved.

                As of March 31, 2002, the Company has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	165,431
Outstanding common stock warrants	13,373,092
Outstanding stock options	5,540,937
Possible future issuance under stock option plans	959,063

Total	20,038,523

5.     Preferred Stock

Series A Preferred Stock

                The Company had 2,000 shares of Series A preferred stock outstanding at March 31,2002, all of which were issued on February 28, 2000. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the "Liquidation Preference"). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000. Preferred stock dividends of $22.58 per share were accrued by the Company during the three months ended March 31, 2002. As of March 31, 2002 cumulative dividends accrued were $355,316.

                The holders of the outstanding shares of Series A preferred stock are not entitled to vote on matters submitted to the Company's shareholders for voting. However, approval of holders of a majority of the outstanding shares of Series A preferred stock is required prior to the issuance of a new series of preferred stock that ranks senior to the Series A preferred stock.

                Each share of the Series A preferred stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by the initial conversion price of $14.24. The conversion price is subject to adjustment in accordance with the Company's articles of incorporation.

Series B Preferred Stock

                During February 2001, the Company amended its bylaws to provide for the authorization of 6,500 shares of Series B preferred stock. The Company issued 6,000 shares of Series B preferred stock (2,000 of which were placed in escrow) in connection with the Summus, Ltd. recapitalization.  Of these shares, 4,000 were issued to the former Summus, Ltd. shareholders in the first quarter of 2002.  On February 16, 2002, the escrow agreement that was established in connection with the recapitalization transaction between the Company and Summus, Ltd. was terminated.  Initially, 2,000 Series B preferred shares were placed in escrow as security for any

5.     Preferred Stock – (continued)

indemnification obligations of Summus, Ltd. and its shareholders under the recapitalization transaction.  Prior to the termination of the escrow agreement, claims were made against the escrowed shares for liabilities of Summus, Ltd.  that were identified and paid during the escrow period, but were not known at the closing of the recapitalization transaction on February 16, 2001.  Of the total 2,000 Series B preferred shares placed in escrow, 329.660 shares were claimed for indemnification of Summus, Ltd.’s obligations, resulting in 1,670.339 Series B preferred shares available for distribution to the former Summus, Ltd. shareholders.  As noted below, these shares were automatically converted into common shares based on a conversion ratio of 1,000 to 1 and were subsequently distributed to the former Summus, Ltd. shareholders.

                On February 27, 2002, a majority of the Company’s shareholders approved the increase in the number of authorized common shares from 50.0 million to 100.0 million.  The increase in the number of authorized shares triggered the automatic conversion of all of the outstanding shares of the Series B preferred stock.  On February 27, 2002, there were 6,000 shares of Series B preferred stock outstanding that converted into 6,000,000 shares of common stock.  The 329.660 Series B preferred shares that were claimed for indemnification purposes were converted into 329,660 shares of common stock and were retired by the Company, resulting in a net issuance of 5,670,340 of common stock on the conversion date.

6.     Discontinued Operations

Divestiture of "Rich Media Direct" (RMD) Business, including Douglas May & Co., Inc.

                On  September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company's equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 ("APB 30"), for the disposition of the Company's rich media direct business. The results of operations of Douglas May & Co. have been presented as discontinued operations in the Company's statement of operations for the three months ended March 31, 2001 in accordance with the guidance of APB 30. The Company has recorded a loss of $215,500 on this disposition during the three months ended March 31, 2001.

                Under the terms of its acquisition agreement with Mr. May, the Company acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May in September 2000. As partial consideration for the Company's sale of Douglas May & Co. back to Mr. May, the Company has been released from its obligations with respect to two allotments of shares of the Company's common stock issued to Mr. May under the terms of the September 2000 share acquisition agreement, specifically:

  the obligation to repurchase one allotment of 87,498 shares of the Company's common stock for $576,000; and

  the commitment to issue to Mr. May additional shares of the Company's common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date the Company acquired Douglas May & Co. This amount was initially recorded at the guaranteed value of $500,000. Therefore, if these shares are ultimately issued, the only accounting implication would be a reclassification of the par value of the shares within the shareholders’ deficit.

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

                In connection with the sale of the Company's entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company's MaxxSystem suite of software products developed in connection with the Company's previously planned "rich media direct" service offering.

                The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, the Company has

6.    Discontinued Operations – (continued)

granted to this company a perpetual, non-exclusive, non-transferable license with respect to some of the Company's core software technology for image, video compression and video streaming. The technology license agreement provides for the licensee's payment to the Company of royalties, payable on a quarterly basis, equal to the greater of: (1) a percentage of the "net revenues" derived from the sale or license of end user products using or incorporating the licensed technology or (2) specified minimum amounts. This royalty payment plan will remain in effect each year the agreement remains in effect. The agreement can be terminated by the licensee at any time following the first to occur: (1) payment of $400,000 in royalty payments to the Company or (2) ninety days prior to the second anniversary of the agreement, provided that $400,000 in royalty payments have been earned by the Company. The first specified minimum royalty payment of $100,000 was payable to the Company on December 31, 2001. The Company extended the payment of the $100,000 into various installments commencing on March 31, 2002. Due to the uncertainty of collection, the Company will recognize the royalty revenue when the cash payments are collected.  During the three months ended March 31, 2002, the Company received in a timely manner the first monthly installment of $15,000 due under this agreement.

7.     Commitments and Contingencies

                In connection with the recapitalization transaction on February 16, 2001 (see Note 1), the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. The employment agreement provides that Dr. Jawerth is to receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits, including severance benefits.

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

                The Company has entered into consulting agreements that provide for the issuance of options to purchase restricted shares of the Company’s common stock primarily on a monthly basis as services are performed.  These options vest on a monthly basis as they are earned and have exercise prices equal the traded value of the Company’s common stock using a three-day average at the end of each month.  As of March 31, 2002, the Company had issued 80,500 options under these consulting agreements.  These options were valued at $87,305 using the Black-Scholes option-pricing model.  The term of these agreements is generally twelve months.  Additionally, the Company is also committed to pay cash fees to a consultant upon the obtainment of at least $2.0 million in new financing.  As of March 31, 2002, the Company had accrued approximately $96,000 relating to this commitment.

                On November 15, 2001, Alan Kleinmaier, a former employee and officer of Summus, Inc. and Summus, Ltd. filed a civil lawsuit in the General Court of Justice, Superior Court Division in Wake County, North Carolina, against the Company and the former officers and directors of Summus, Ltd. In this suit, Mr. Kleinmaier claims that he was entitled to three months severance pay of $32,350 when he was terminated from Summus, Ltd. The Company filed an answer to Mr. Kleinmaier’s claims and made several counterclaims against him. In May 2002, the Company and Mr. Kleinmaier mediated all claims between them.  Mr. Kleinmaier received 15,000 options to purchase shares of Summus, Inc.’s common stock at $0.50 per share and executed a release against all parties.

8.     Subsequent Events

                From April 1, 2002 through April 30, 2002, the Company sold to private investors 715,000 shares of its unregistered common stock and warrants to purchase an additional 1,146,400 shares of common stock for gross cash proceeds of approximately $576,000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

                This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

  a lack of sufficient financial resources to implement the Company's business plan, which has resulted in the Company's receiving a "going concern" opinion from its independent auditors with respect to its audited financial statements as of and for the year ended December 31, 2001;

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

  technological competition, which creates the risk of the Company's technology being rendered obsolete or noncompetitive;

  the lack of patent protection with respect to the Company's technology; and

  potential infringement of the patent rights of third parties.

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

Overview

Focus on Mobile and Wireless Market; Development of BlueFuel

                During the first quarter of 2002, we continued to expand our product development efforts to include the development of exego™, our first BlueFuel™-based application for the mobile and wireless market.  The first release of exego combines the powerful features of e-mail addressing and instant messaging with high quality image management and rendering to enable end-users to instantly exchange text and images from a data repository to a cellular handset or between cellular handsets, and to send images and text via email.  This initial release of exego is designed to work on a QUALCOMM  BREW™ platform-enabled device, such as a BREW™-enabled cellular handset. In mid-March 2002, our exego application received TRUE BREW™ certification by QUALCOMM and in May of 2002 Verizon completed its testing of exego.  Beginning May 9, 2002, exego will be available to

Verizon Wireless BREW users in the San Diego area. We anticipate following up the initial deployment of exego with a full-scale national deployment with Verizon before the end of the second quarter of 2002.  Our business model for exego is consistent with the QUALCOMM  BREW™ model, which dictates a revenue sharing agreement in which we would receive eighty percent of the negotiated wholesale price of the application.  We have not as yet entered into any agreement with QUALCOMM in connection with our exego application.

                 In parallel with our product development efforts, we are currently working on enhancements to exego, including support for Java™2 Platform, Micro Edition (J2ME™), Pocket PC and Symbian.  We have developed the exego application for the Pocket PC platform and we are working closely on a trial with a Scandinavian carrier to rollout exego on a PDA platform.

                In March 2002, we announced a partnership with Iteris, Inc., a subsidiary of Odetics, Inc. focused on the development and distribution of wireless mapping and realtime traffic solutions for digital handsets.  We expect to bring a suite of applications to market during the second half of 2002 on both the BREW and J2ME platforms for digital handsets.

                As of March 31, 2002, we had not entered into any revenue-generating contractual agreements with any of the aforementioned parties or received any product orders for the BlueFuel ™ product line.

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

Three Months ended March 31, 2002 compared to Three Months ended March 31, 2001

                Revenues.  Total revenues decreased $68,342 to $227,818 in the three months ended March 31, 2002, down 23.1% from $296,160 in the three months ended March 31, 2001. The decrease in revenues resulted from both a decrease in providing contract services as well as less license fee income.

                Costs of Revenues.  Total costs of revenues decreased $69,426 to $63,846 in the three months ended March 31, 2002, down 52.1% from $133,272 in the corresponding period of the prior year. Costs of contracts and license fees for the three months ended March 31, 2002 and 2001 were comprised primarily of salaries and related costs of providing government contract services.

                Gross Profit. Total gross profit increased $1,084, or 0.7%, to $163,972 for the three months ended March 31, 2002, compared with $162,888 for the three months ended March 31, 2001. The increase was primarily attributable to more license fee income as a percentage to total income in the three months ended March 31, 2002 compared to the corresponding period of the prior year. License fee income generates a higher gross profit percentage compared to contract revenues.

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three months ended March 31, 2002, were $1,887,629, compared to $1,682,988 for three months ended March 31, 2001. The increase in selling, general and administrative expenses during the current period as compared to the prior period reflects additional costs associated with the launch of Company’s first commercial software application in the mobile and wireless market.

                Non-Cash Compensation.  Non-cash compensation for the three months ended March 31, 2002 was $57,185 compared to $714,456 for the three months ended March 31, 2001.  Non-cash compensation for the three months ended March 31, 2002 of $57,185, reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

                During the three months ended March 31, 2001, stock options were granted to employees at prices below the fair market value of the underlying common stock resulting in non-cash compensation of $639,188.  The remaining amount of non-cash compensation, $75,268, reflects the amortization for the three months ended March 31,2001, of deferred compensation resulting from stock options granted in prior years at prices below the fair market value of the underlying common stock.

                Research and Development.  Research and development expenses for the three months ended March 31, 2002, were $145,544 compared to $101,729 for the three months ended March 31, 2001. The increase in these expenses was due primarily due to an increase in the staffing level as of the first quarter of 2002 compared with that during the comparable period in the prior year.

                Non-Cash Consulting Expense.  Non-cash consulting expense for the three months ended March 31, 2002, in the amount of $616,719 is attributable to:  (1) the issuance of 140,000 shares of restricted common stock and 323,000 options and warrants to purchase restricted common stock to consultants for services valued at $597,186; and (2) stock options granted to two new members of the Company’s Advisory Board resulting in total consulting expense of $78,210, of which $19,533 was charged to expense during the three months ended March 31, 2002. The remaining amount, $58,677, has been deferred and will be charged to expense as future vesting of the stock options occurs. The value of the stock options granted to the members of the Board of Advisors was determined by using the Black-Scholes option-pricing model.

                Net Interest Income (Expense).  Net interest expense for the three months ended March 31 2002, was $17,708, compared to net interest expense of $3,365 for the corresponding period of the prior year. Net interest expense for each of the three-month periods related to interest costs associated with capital lease obligations and note payable agreements. The increase in net interest expense resulted primarily from higher interest costs associated with note payable agreements.

                Loss from Discontinued Rich Media Direct Operations.  The Company recorded a loss from operations of its "rich media direct" business of $35,318 and a loss on disposal of $215,500 for the three months ended March 31, 2001. The Company's divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.  See Note 6 to the consolidated condensed financial statements included in this Form 10-Q.

                Net Loss.  As a result of the factors discussed above, the net losses for the three months ended March 31, 2002 and 2001 were $2,560,813 and $2,590,468, respectively.

Liquidity and Capital Resources

                As of March 31, 2002, the Company had $159,295 of cash on hand and negative working capital of approximately $5.8 million. During the first quarter of 2002, we funded our operations primarily through the sale of 1,613,901 shares of our restricted common stock and warrants to purchase 3,436,136 shares of common stock to accredited investors, for gross proceeds of $2,490,842.  We anticipate that the sale of our equity securities will continue to represent the primary source of our liquidity until we obtain funding from institutional sources and generate positive cash flow from operations.  We are currently discussing funding with various institutional investment groups; however we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms.  We may have to sell equity securities at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.  In light of our financial condition and operating losses, our auditors have included in their report on our 2001 audited consolidated financial statements, an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

            The vendor to which Summus, Inc. owed the largest amount was Analysts International Corporation ("AIC"), which provided us with computer programming services during the 1999-2000 period. Summus, Inc. entered into a settlement agreement and release, dated August 7, 2001, with AIC. Under the terms of the settlement agreement, we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness is paid in full.  As of March 31, 2002, all monthly installments due under the settlement agreement are current.

                The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that it will require approximately $20 million in working capital within the next twelve months to complete the domestic rollout of our operations, as well as the expansion of our operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America.

                Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest up to approximately 35% of our working capital in research and development and personnel to ensure the continued development of our technology and its compatibility with new generations of hardware and software. Specifically, we intend to improve our multimedia technology, including image, graphics, animation, and video technology, and build on our experience gained in developing our information management technology.

                Cash Flow used in Operating Activities.  Net cash used in operating activities was $2,329,065 in the three months ended March 31, 2002, compared to $1,451,695 in the corresponding period of the prior year. The increase in net cash used in operating activities was primarily due to additional costs associated with the launch of Company’s first commercial software application in the mobile and wireless market.

                Cash Flow from Investing Activities.  Net cash used in investing activities was $18,081 in the three months ended March 31, 2002, representing the purchase of computer equipment. There was no cash used in or provided by investing activities during the three months ended March 31, 2001.

                Cash Flow from Financing Activities.  Net cash provided by financing activities was $2,390,469 in the three months ended March 31, 2002 compared to net cash provided by financing activities of $1,592,108 in the corresponding period of the prior year. Net cash provided by financing activities in the three months ended March 31, 2002 related to:

  the sale of 1,613,901 shares of the Company's common stock, along with warrants to purchase an additional 3,436,136 shares of common stock, at exercises prices ranging from $2.00 to 2.80  per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $2,490,842.

  $20,000 consisting of $10,000 in proceeds from the exercise of stock options and $10,000 in cash collections on a stock subscription receivable.

  $120,373 in principal payments on capital lease obligations and note payable agreements.

Net cash provided by financing activities in the three months ended March 31, 2001 related to:

  the sale of 408,134 shares of the Company's common stock, along with warrants to purchase an additional 816,268    shares of common stock, at exercises prices ranging from $3.50 to 4.00 per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $1,127,227

  $540,000 representing the proceeds of a loan from HSNS extended under the terms of the Asset Purchase Agreement. Upon the closing the HSNS-Summus, Ltd. business combination, the indebtedness was cancelled in its entirety;

  $25,119 in principal payments on capital lease obligations; and

  $50,000 in cash payments in partial settlement of the Dunavant loss contingency.

New Accounting Pronouncements

                On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company adopted SFAS 142 on January 1, 2002. The effect of adopting SFAS 142 by the Company beginning January 1, 2002 did not have a significant effect on the operating results or financial position of the Company.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

                We do not use any derivative financial instruments for hedging, speculative or trading purposes. Our exposure to market risk is currently immaterial.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

The Alan Kleinmaier Litigation

                On November 15, 2001, Alan Kleinmaier, a former employee and officer of Summus, Inc. and Summus, Ltd., filed a civil lawsuit in the General Court of Justice, Superior Court Division in Wake County, North Carolina against Summus, Ltd., Bjorn Jawerth, Leonard Mygatt, Bradford Silvernail, and Gary Ban.  In our answer and counterclaim, a motion was made to substitute Summus, Inc. as a party defendant for Summus, Ltd. on the grounds that Summus, Ltd. was merged into Summus, Inc. on February 16, 2001.  In this suit Mr. Kleinmaier claims that he was entitled to three months severance pay of $30,550 and $1,800 in car allowance when he was terminated from Summus, Ltd.  Summus, Inc. filed an answer to Mr. Kleinmaier’s claim and made several counterclaims against him.  In May 2002, Summus, Inc. and Mr. Kleinmaier mediated all claims between them.  Mr. Kleinmaier received 15,000 options to purchase shares of Summus, Inc.’s common stock at $0.50 per share and executed a release against all parties.

Item 2.  Changes in Securities and Use of Proceeds

                During the three months ended March 31, 2002, the Company issued an aggregate of 7,439,541 shares of its common stock to 112 persons and entities. These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

Stock Issuances for Cash

                From January 1, 2002 to March 31, 2002, the Company issued an aggregate of 1,613,901 shares of common stock to 57 accredited investors (all of whom were unaffiliated with the Company) for a price per share ranging from $1.20 to $1.80, and issued warrants to purchase, at an exercise price of $2.00 to $2.80 per share, an additional 3,436,136 shares of common stock, for aggregate consideration of $2,490,842. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name of Purchaser	Number of Shares

Willis H. & Catherine C. Aldridge, III	6,000

James D. Bailey & Eleanor M. Bailey JT TEN	11,000

Jerome H. Bailey	140,000

William B. Bandy	90,000

Douglas A. Barton	75,000

Robert A. Bell	20,000

George Howard Bemus	3,571

Thomas Bivens	4,000

Richard W. & Jerianne Bonenberger	110,500

Robert Bonenberger	61,500

Jennifer Catano	3,000

Gina M. & Michael Cimino	95,833

Douglas D. Cline	146,429

COMMCell LP-David Labiak	20,000

Mark J. Davis	10,000

Douglas J. DeDecker & Lorna Trowbridge	3,000

Brian S. Devone	3,600

Christopher V. & Karen M. Devone	4,000

James L. Devone, Jr.	3,600

Jeffrey D. Fernyhough	33,333

I. James Folds	20,000

Craig Friesinger	16,667

Gregory E. Gilbert	10,000

Bruce Goldfarb	29,167

Donald C. & Debra R. Gonterman	10,000

Neil R. Gunther and Nancy Jablonski	36,500

Donald D. Hammett	50,000

Kurtis D. Hughes	10,714

Brendon Hutchins	2,778

Marion and Dorothy J. Jablonski	10,000

Andrew J. Jarboe	11,111

Jeffrey B. Johnson	50,000

Joseph M. & Crystal L. Leho	25,000

Gregory A. Lynch	10,000

Stuart & Lesley Mainse	58,333

Beverly Ann Maxwell	100

Larry McKenzie	27,333

Donald Meisler	25,000

Ronald Meisler	10,000

Joseph R. Murray	16,667

Robert L. Nicholson	10,000

Eric Raeber	24,389

Carroll & Paula M. Royster	20,000

Belvin G. Smith	30,000

John Stephanus	20,000

Thomas J. Stone	10,000

William C. Thacker	20,000

Ann Matherlee Thompson	27,777

Clifford Thompson	40,000

Randolph Brewster Thompson	10,000

Trent Technology Fund LP-David Labiak	20,000

Michael R. Ty IRA SEP	10,000

Richard L. Vanstory	13,000

Herbert L. White	10,000

Forrest Wilson	11,111

Francis & Joan Y. Woelfel	50,000

Andrew Zimbalist	13,888

                In January 2002, the Company issued 15,300 shares of its common stock upon the exercise of outstanding stock options. The Company received $10,000 in proceeds from the exercise of these stock options.

Stock Issuances for Services

                During January 2002, the Company issued 100,000 shares of its restricted common stock and 200,000 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share to William B. Bandy as consideration for the conveyance by him of 100,000 shares of our common stock to Noble International Investments, Inc. for investment banking services.  The 100,000 shares were valued at $139,520 by applying a discount to the traded value of the Company’s common stock on the date of the agreement.  The 200,000 warrants were valued at approximately $264,000 using the Black-Scholes option-pricing model.

                During January 2002, the Company issued 15,000 shares of its restricted common stock and 30,000 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share to William B. Bandy as consideration for the conveyance by him of 15,000 shares of our common stock to Mr. Trey Fecteau for consulting services.  The 15,000 shares were valued at $17,856 by applying a discount to the traded value of the Company’s common stock on the date of the agreement.  The 30,000 warrants were valued at approximately $33,600 using the Black-Scholes option-pricing model.

                During February 2002, the Company issued 25,000 shares of its restricted common stock and 12,500 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share to de Jong & Associates as consideration for investor relation services.  The 25,000 shares were valued at $37,280 by applying a discount to the traded value of the Company’s common stock on the date of the agreement.  The 12,500 warrants were valued at $17,625 using the Black-Scholes option-pricing model.

Stock Issuances in Connection with Acquisitions

                On February 27, 2002, the Company issued 5,670,340 shares of its common stock to 50 individuals (formerly Summus, Ltd. shareholders) in connection with the automatic conversion of its outstanding Series B Convertible preferred stock.  The conversion was automatically triggered upon the approval of a majority of the Company’s shareholders to increase the number of authorized common shares from 50.0 million to 100.0 million. These securities were exempt from registration pursuant to Section 3 (a) (10) under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders

                A special meeting of the Company’s shareholders was held on February 27, 2002.  At that meeting two proposals were submitted to a vote of the Company’s  shareholders:

(1)

a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $.001 per share, from 50,000,000 to 100,000,000; and

(2)	a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name from High Speed Net Solutions, Inc. to Summus, Inc.

                At the close of business on the record date for the meeting (which was February 5, 2002), there were 37,257,379 shares of common stock (representing a like number of votes) and 6,000 shares of the Company’s Series B convertible preferred stock, par value $.001 per share (representing 6,000,000 votes on an as converted basis) present at the meeting, either in person or by proxy.  The following table sets forth the results of the voting:

	Class of Securities	Number of Votes For	Number of Votes Against	Number of Abstentions	Number of Broker Non -Votes
Proposal 1. Increase of authorized common stock from 50,000,000 to 100,000,000 shares	Series B Convertible	5,117,874	0	N/A	N/A
	Common Stock	21,117,092	305,893	65,947	8,397,701

Proposal 2. Change of Company name to Summus, Inc.	Series B Convertible	5,117,874	0	N/A	N/A
	Common Stock	29,713,132	157,204	76,297	N/A

                Subsequent to the name change by the Company’s shareholders to Summus, Inc., the Board of Directors, pursuant to Section 607.1002(6) the Florida Business Corporation Act, added the geographical attribution “(USA)” to the Company’s name to distinguish it from the name of another company incorporated in Florida with a similar name.  The Company’s name is now Summus, Inc. (USA).

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits: None

         (b)  Reports on Form 8-K

                During the quarterly period ended March 31, 2002, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

         (1) Current Report on Form 8-K dated as of February 4, 2002 (Item 5. Other Information)

         (2) Current Report on Form 8-K dated as of February 27, 2002 (Item 5. Other Information)

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	SUMMUS, INC. (USA) By: /s/ BJORN D. JAWERTH Björn D. Jawerth Chief Executive Officer

Date: May13, 2002	By: /s/ ROBERT S. LOWREY Robert S. Lowrey Chief Financial Officer