Form 10-Q
period 2002-06-30
SUMMUS INC USA
filed 2002-08-14
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

     ☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

As of July 31, 2002, the registrant had 48,134,685 shares of its Common Stock, par value $.001 per share, issued and outstanding.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

SUMMUS, INC. (USA)

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)

Assets
Current assets:
Cash	$217,852	$115,972
Accounts receivable	9,750	65,089
Other current assets	115,000	12,428

Total current assets	342,602	193,489
Equipment, software and furniture, net	600,951	776,977
Other assets	33,058	33,058

Total assets	$977,743	$1,003,524

Liabilities and shareholders' deficit Accounts payable and accrued expenses	$3,888,422	$4,659,631
Accrued salaries and related costs	264,210	506,147
Deferred redeemable feature	576,000	576,000
Preferred stock dividends payable	45,045	310,120
Deferred revenue	50,000	—
Notes payable	352,485	371,613
Capital lease obligations, current portion.	141,698	221,197

Total current liabilities	5,317,860	6,644,708
Capital lease obligations, less current portion	—	67,311

Shareholders' deficit:
Convertible preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,237 shares issued and outstanding at June 30, 2002 and 2,000 shares issued and outstanding at December 31, 2001 (liquidation preference of $1,000 per share)	2,237,315	2,000,000
Convertible preferred stock, Series B, $.001 par value; authorized 6,500 shares, 6,000 shares issued and outstanding at December 31, 2001	—	6
Common stock, $.001 par value; authorized 100,000,000 shares; 47,054,746 shares issued and outstanding at June 30, 2002 and 37,151,478 shares issued and outstanding at December 31, 2001	47,054	37,151
Additional paid-in capital	33,230,021	27,399,045
Stock subscription receivable	(65,000)	(75,000)
Deferred compensation	(478,535)	(534,456)
Accumulated deficit	(39,083,353)	(34,307,622)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)

Total shareholders' deficit	(4,340,117)	(5,708,495)

Total liabilities and shareholders' deficit	$977,743	$1,003,524

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

	June 30, 2002		June 30, 2001

Revenues:
Contracts and license fees	$50,750		$211,019
Costs of revenues:
Contracts and license fees	20,588		102,484

Gross Profit	30,162		108,535

Selling, general and administrative expenses	1,653,199		1,841,989
Non-cash compensation	218,523		57,806
Research and development	170,298		115,657
Non-cash consulting expense	101,299		—
Interest expense, net	11,552		8,708

Loss from continuing operations	(2,124,709)		(1,915,625)
Loss from operations of discontinued Rich Media Direct Business	—		(14,670)

Net loss	$(2,124,709)		$(1,930,295)

Net loss applicable to common shareholders:
Net loss	$(2,124,709)		$(1,930,295)
Preferred stock dividends	(45,045)		(43,597)

Net loss applicable to common shareholders	$(2,169,754)		$(1,973,892)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.05)	$	(0.06)
Loss applicable to common shareholders from discontinued operations	-		(0.00)

Net loss	$(0.05)		$(0.06)

Weighted average shares of common stock outstanding	45,889,831		33,905,419

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six Months Ended

	June 30, 2002		June 30, 2001

Revenues:
Contracts and license fees	$278,568		$507,179
Costs of revenues:
Contracts and license fees	84,434		235,756

Gross Profit	194,134		271,423

Selling, general and administrative expenses	3,540,827		3,524,977
Non-cash compensation	275,708		772,262
Research and development	315,842		217,386
Non-cash consulting expense	718,018		—
Interest expense, net	29,260		12,073

Loss from continuing operations	(4,685,521)		(4,255,725)
Loss from operations of discontinued Rich Media Direct Business	—		(49,988)
Loss on disposal of Rich Media Direct Business	—		(215,500)

Net loss	$(4,685,521)		$(4,520,763)

Net loss applicable to common shareholders:
Net loss	$(4,685,521)		$(4,520,763)
Preferred stock dividends	(90,210)		(66,854)

Net loss applicable to common shareholders	$(4,775,731)		$(4,587,617)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.11)	$	(0.13)
Loss applicable to common shareholders from discontinued operations	-		(0.01)

Net loss	$(0.11)		$(0.14)

Weighted average shares of common stock outstanding	42,967,163		27,405,009
Recapitalization resulting from the Summus, Ltd. asset acquisition	$-		$6,074,175

Weighted average shares of common stock outstanding giving effect to the recapitalization	42,967,163		33,479,184

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

	Preferred Stock

	Series A		Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	2,000	$ 2,000,000	6,000	$ 6	37,151,478	$ 37,151
Common stock and warrants sold for cash	—	—	—	—	3,582,851	3,583
Common stock, options and warrants issued for services	—	—	—	—	173,605	173
Conversion of Series B preferred stock	—	—	(6,000)	(6)	5,670,340	5,671
Preferred stock dividends	—	—	—	—	—	—
Payment of Series A preferred stock dividends	355	355,315	—	—	—	—
Conversion of Series A preferred stock into common stock	(118)	(118,000)	—	—	8,287	8
Common stock issued as payment of unpaid salary amounts	—	—	—	—	177,885	178
Cash collections on stock subscription receivable	—	—	—	—	—	—
Deferred compensation recognized in connection with the issuance of stock options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Stock option exercises	—	—	—	—	290,300	290
Net loss for the period	—	—	—	—	—	—

Balance June 30, 2002 (Unaudited)	2,237	$ 2,237,315	—	$ —	47,054,746	$ 47,054

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(CONTINUED)

		Stock				Total
	Additional	Subscription	Deferred	Accumulated	Treasury	Shareholders'
	Paid-in Capital	Receivable	Comp	Deficit	Stock	(Deficit)

Balance at December 31, 2001	$ 27,399,045	$ (75,000)	$ (534,456)	$ (34,307,622)	$ (227,619)	$ (5,708,495)
Common stock and warrants sold for cash	4,564,310	—	—	—	—	4,567,893
Common stock, options and warrants issued for services	860,212	—	—	—	—	860,385
Conversion of Series B preferred stock	(5,665)	—	—	—	—	—
Preferred stock dividends	—	—	—	(90,210)	—	(90,210)
Payment of Series A preferred stock	—	—	—	—	—	355,315
Conversion of Series A preferred stock into common stock	117,992	—	—	—	—	—
Common stock issued as payment of unpaid salary amounts	117,717	—	—	—	—	177,895
Cash collections on stock subscription receivable	—	10,000	—	—	—	10,000
Deferred compensation recognized in connection with the issuance of stock options	103,950	—	(103,950)	—	—	—
Amortization of deferred compensation	—	—	159,871	—	—	159,871
Stock option exercises	12,460	—	—	—	—	12,750
Net loss for the period	—	—	—	(4,685,521)	—	(4,685,521)

Balance June 30, 2002 (Unaudited)	$ 33,230,021	$ (65,000)	$ (478,535)	$ (39,083,353)	$ (227,619)	$ (4,340,117)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30, 2002	June 30, 2001

Operating activities Loss from continuing operations	$(4,685,521)	$(4,255,275)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Non-cash compensation	275,708	772,262
Common stock, warrants and options issued for services	718,018	7,728
Depreciation	198,584	289,848
Changes in operating assets and liabilities, net of Summus,
Ltd. asset acquisition:
Accounts receivable	55,339	600
Other assets	(103,704)	(41,405)
Accounts payable and accrued expenses	(728,777)	115,455
Accrued salaries and related costs	(64,042)	94,467
Deferred revenue	50,000	—

Net cash used in continuing operations	(4,284,395)	(3,016,320)
Net cash used in discontinued operations	—	(10,623)

Net cash used in operating activities	(4,284,395)	(3,026,943)
Investing activities Purchases of computer equipment	(22,558)	—
Capitalized software development costs	—	(95,808)

Net cash used in investing activities	(22,558)	(95,808)
Financing activities Proceeds from sale of common stock and warrants	4,590,643	2,739,357
Proceeds from loan with related party	—	540,000
Principal payments on capital lease obligations and notes	(181,810)	(121,534)
Cash payments on loss contingency accrual	—	(100,000)

Net cash provided by financing activities	4,408,833	3,057,823

Net increase (decrease) in cash	101,880	(64,928)
Cash at beginning of period	115,972	208,495

Cash at end of period	$217,852	$143,567

Supplemental disclosures of cash flow information Cash paid for interest.	$14,348	$12,703

The accompanying notes constitute an integral part of these consolidated financial statements.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

1.     Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) ("Summus, Inc." or the "Company"), formerly known as High Speed Net Solutions, is engaged in the development of efficient information processing solutions for the mobile and wireless markets. In addition, Summus, Inc. also engages in research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing of its Photo ID compression and decompression technology to third parties.

The core of the Company's business plan is to focus on the emerging wireless and mobile market. Summus, Inc. has developed proprietary software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and file management of content over wireless networks. The Company's technology platform, which provides the foundation for its current and future products and services, is designed to address the bandwidth constraints of existing wireless network infrastructure. This will enable mobile, high-speed access to a wide range of telecommunications services supported by fixed telecommunications networks and other services to mobile users. The Company launched its first application in this market during the second quarter of 2002.

Organization

On February 16, 2001, High Speed Net Solutions, Inc. (“High Speed”) and Summus, Ltd. entered into a contract whereby, in legal form, High Speed acquired all the assets of Summus, Ltd. Although the legal form of the transaction was an acquisition of assets, in substance the transaction represented a Summus, Ltd. capital transition accompanied by a recapitalization. Since the Summus, Ltd. shareholders were the majority owners of the entity after this transaction was completed, the transaction was accounted for as an issuance of stock by Summus, Ltd. in exchange for the net monetary assets of High Speed, accompanied by a recapitalization of Summus, Ltd. The accounting for the transaction is essentially equivalent to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002; the results of operations for the three and six month periods ended June 30, 2002 and 2001; shareholders' equity as of June 30, 2002; and cash flows for the three and six month periods ended June 30, 2002 and 2001.

The accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2001, which were filed with the Securities and Exchange Commission in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. The Form 10-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

1.     Business, Organization and Basis of Presentation - (continued)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2002, the Company has incurred a net loss for the quarter of $2.1 million, has experienced negative cash flows from operations, and has a significant deficiency in working capital at June 30, 2002. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects to be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The 2001 consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.  On September 19, 2001, the Company sold all of its equity interests in Douglas May & Co.  The results of operations of Douglas May & Co. have been presented as discontinued operations for the three and six month periods ended June 30, 2001.

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

Historically, costs of revenues primarily represent costs of providing contract services.  The costs of license fee revenue were not separately maintained and have historically been insignificant.  Commencing with the three month period ended June 30, 2002, costs of revenues includes costs of license fee revenue.

Segments

Management has structured the Company's internal organization as one business segment from which all operating decisions and operating results are made and evaluated.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

2.     Summary of Significant Accounting Policies – (continued)

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

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

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and will be adopted by the Company in fiscal 2003.  The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s results of operations, financial position or cash flows.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company adopted Statement No. 144 as of January 1, 2002, and the Company does not expect this adoption to have a significant effect on the operating results, cash flows or financial position of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections.  SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by the Company in fiscal 2003.  The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s results of operations, financial position or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146, which nullified EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a material impact on the Company’s results of operations, financial position or cash flows.

3.     Notes Payable

During 1999, the Company entered into an agreement with a shareholder to repurchase 1,533 shares of its common stock from that shareholder for an aggregate value of $268,373.  In connection with this agreement, the Company entered into a promissory note with the shareholder whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

3.     Notes Payable – (continued)

transaction. The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance, including accrued interest, as of June 30, 2002 and December 31, 2001 is $187,485 and $171,613, respectively.

On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. The outstanding principal balance of this note as of June 30, 2002 and December 31, 2001 was $165,000 and $200,000, respectively.  On July 19, 2002, the payment terms of this agreement were amended, see Note 8.

4.     Common Stock and Warrants

During the three and six month periods ended June 30, 2002, the Company sold to investors 1,968,950 and 3,582,851 shares of its unregistered common stock and warrants to purchase an additional 3,749,000 and 7,185,136 shares of common stock for gross cash proceeds of $2,073,551 and $4,567,893 respectively. The warrants have exercise prices ranging from $0.50 to $2.80 per share, a term of five years and cannot be exercised within the first six months of the date of issuance.

During the three months ended June 30, 2002, the Company issued 177,858 shares of its restricted common stock and warrants to purchase 150,000 shares of restricted common stock to certain members of management in lieu of cash payment for unpaid salary amounts earned in 2001.  These shares and warrants were valued at $177,895, based on the recorded value of the unpaid salary amounts.  Also during the three months ended June 30, 2002, the Company issued 13,232 shares of its restricted common stock to a consultant for services provided to the Company and 20,313 shares of its restricted common stock in connection with the termination of a former employee.  These shares were valued at $35,459, based on the negotiated terms of each contract.

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

During January 2002, the Company entered into two separate agreements whereby it issued 115,000 shares of its restricted common stock and 230,000 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share to a shareholder as consideration for the conveyance by him of 115,000 shares of our common stock to: (1) an investment banking company for investment banking services and (2) an independent consultant for financial advisory services.  The 115,000 shares were valued at $157,376 by applying a discount to the traded value of the Company’s common stock on the date of each agreement.  The 230,000 warrants were valued at approximately $297,600 using the Black-Scholes option-pricing model.  The costs of these services were included in non-cash consulting expense for the six month period ended June 30, 2002.

During February 2002, the Company issued 25,000 shares of its restricted common stock and 12,500 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share to an independent firm providing investor relation services.  The 25,000 shares were valued at $37,280 by applying a discount to the traded value of the Company’s common stock on the date of the agreement.  The 12,500 warrants were valued at $17,625 using the Black-Scholes option-pricing model.   Additionally, if and when the traded value of the Company’s common stock achieves certain levels, the Company is committed to issue to the investor relations firm, warrants to purchase shares of the Company’s common stock that have a five-year term and exercise prices of $2.50 per share.  If and when the Company’s stock price reaches $5.00, $7.50 or $10.00 per share over the twelve-month period beginning February 2, 2002, the Company is committed to issue 20,833 warrants for each price level that is achieved. On July 19, 2002, the Company terminated this agreement and issued 10,000 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share as a termination fee.  These warrants were valued at $4,200 using the Black-Scholes option-pricing model. Additionally, in connection with this termination, the Company is no longer obligated to issue warrants if and when the Company’s stock price reaches the levels described above.

On May 23, 2002, the Company’s Board of Directors adopted resolutions to amend the Company’s Amended and Restated 2000 Equity Compensation Plan (the “Plan”) to increase the shares available under the Plan to 8,500,000.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

4.     Common Stock and Warrants – (continued)

As of June 30, 2002, the Company has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	160,431
Outstanding common stock warrants	17,672,092
Outstanding stock options	6,888,781
Possible future issuance under stock option plans	1,336,219

Total	26,057,523

5.     Preferred Stock

Series A Preferred Stock

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

In April 2002, the Company’s Board of Directors authorized the payment of the accrued Series A preferred stock dividends as March 31, 2002, totaling $355,315.  At the Company’s election, the payment of these dividends was made through the issuance of 355 new shares of Series A preferred stock.  Subsequent to the payment of the dividends, a holder of Series A preferred stock converted 118 shares of Series A preferred stock into 8,287 shares of the Company’s common stock. As of June 30, 2002, the Company had 2,237 shares of Series A preferred stock outstanding and $45,045 in accrued dividends.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

5.     Preferred Stock – (continued)

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

6.     Discontinued Operations

Divestiture of "Rich Media Direct" (RMD) Business, including Douglas May & Co., Inc.

On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company's equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 ("APB 30"), for the disposition of the Company's rich media direct business. The results of operations of Douglas May & Co. have been presented as discontinued operations in the Company's statement of operations for the three and six month periods ended June 30, 2001 in accordance with the guidance of APB 30. The Company has recorded a loss of $215,500 on this disposition during the three months ended March 31, 2001.

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

In connection with the sale of the Company's entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company's MaxxSystem suite of software products developed in connection with the Company's previously planned "rich media direct" service offering.  The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly owned subsidiary of Douglas May & Co. These agreements provided for the payment of specified minimum royalty payments by Douglas May & Company. Inc. and it wholly owned subsidiary to the Company.  The first specified minimum royalty payment of $100,000 was payable to the Company on December 31, 2001. The Company extended the payment of the $100,000 into various installments commencing on March 31, 2002.  As of June 30, 2002, the Company did not receive the scheduled installments under the extended payment plan, and accordingly all agreements between the Company and Douglas May & Co., Inc. and it wholly owned subsidiary became null and void, except the obligations noted above which are still conditional upon the Company filing (or having filed against it) a petition in bankruptcy for a period of twelve months from September 19, 2001. All payments received by the Company during 2002, totaling $30,000, were recorded as revenue when the cash payments were collected due to the uncertainty of collection.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

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

The Company has entered into consulting agreements that provide for the issuance of options to purchase restricted shares of the Company’s common stock primarily on a monthly basis as services are performed.  These options vest on a monthly basis as they are earned and have exercise prices equal the traded value of the Company’s common stock using a three-day average at the end of each month.  For the three and six month periods ended June 30, 2002, the Company had issued 49,250 and 129,750 options under these consulting agreements, respectively.  These options were valued at $26,802 and $113,967 using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 1.789; risk free interest rate of 4.50% and expected option lives of 5 years for the three and six month periods ended June 30, 2002, respectively.  The term of these agreements is generally twelve months, however they can be immediately terminated by the Company.   Additionally, the Company is also committed to pay cash fees to a consultant upon the obtainment of at least $2.0 million in new financing.  As of June 30, 2002, the Company had accrued approximately $167,000 relating to this commitment.

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

On June 7, 2002, AT&T CORP. filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled payment in the amount of $231,910 for telephone calls and services rendered to Summus.  Management is in the process of filing an answer to this complaint denying AT&T CORP.’s allegations.

8.     Subsequent Events

On July 19, 2002, the Company executed financing agreements that can provide up to $10.5 million in funding to the Company.  In connection with the first agreement, the Company issued convertible secured debentures for an aggregate value of $500,000. These debentures have a five-year term, are convertible into shares of the Company’s common stock at a conversion rate of $0.29 per share and are collateralized by the Company’s assets.  The debentures bear interest at a rate of 6% per annum and, at the Company’s election, the interest is payable in either cash or in shares of the Company’s common stock. In connection with the issuance of these debentures, the Company issued warrants to the debenture holders to purchase 1,724,138 shares of the Company’s common stock with an exercise prices ranging between $0.47 and $0.59 per share.  These warrants have a term of 3 years.

The accounting treatment for the debentures will involve allocating the fair value of the principal amount of the $500,000 between the debentures and the associated warrants.  Then, the amount associated with the beneficial conversion feature will be determined and recorded immediately as interest expense because the debentures are convertible upon issuance.  A beneficial conversion feature exists because the conversion rate of the debenture is below the traded value of the Company’s common stock on the date of issuance.  The Company expects that the charge to interest expense will be significant as the beneficial conversion feature

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

8.     Subsequent Events – (continued)

is expected to represent a significant portion of the value of the debentures.  The Company has granted registration rights to the holders of the debentures and related warrants.

On July 26, 2002, each of the two debenture holders converted a portion of their debentures into shares of our common stock.  The first debenture holder converted $145,000 of the initial $250,000 debenture issued into 500,000 shares of common stock.  The second debenture holder converted $100,000 of the initial $250,000 debenture issued into 344,828 shares of common stock.

On August 7, 2002, the first debenture holder converted the remaining amount of its debenture of $105,000 into 362,069 shares of our common stock.  The second debenture holder converted $50,000 of its debenture into 172,414 shares of our common stock.

Subsequent to these conversions, the first debenture holder has converted the total amount of its initially issued debenture of $250,000 and the second debenture holder owns $100,000 of its initially issued debenture of $250,000.

In conjunction with the debenture financing, the Company also entered into an irrevocable common stock equity line that can provide funding to the Company in amounts up to $10.0 million.  Under this agreement, the Company sells its common stock to an intermediary at a discount, who then can sell the common shares on the open market.  The general terms of equity line are summarized as follows:

    The term of the common stock equity line is 24 months.
    Draw downs can occur every six days at the Company’s election over the term of the agreement.
    The amount of a draw down is based on a function of the traded value and volume of the Company’s common stock for a specified time period prior to the draw down.
    A minimum draw down of $500,000 is required over the term of the agreement.
    The pricing is based on a discount, ranging from 5% to 10% of the traded value of the Company’s common stock, to an average of the market price of the Company’s common stock for a specified number of days prior to the notification of the draw down.
    The Company will pay placement fees in cash equal to 4% of the value of each draw down to HPC Capital Management.  Additionally, the Company will issue to the purchasers 500,000 warrants upon the execution of the equity line agreement.  The Company can cancel 125,000 of these warrants each time an aggregate value of $500,000 is drawn down by the Company.

The Company has filed a new registration statement on Form S-1 with the Securities and Exchange Commission on July 31, 2002 relating to this common stock equity line agreement.  The Securities and Exchange must declare the registration statement effective before the Company can utilize the common stock equity line. Under the terms of this agreement, the Company is not precluded from raising capital from other sources.

On July 19, 2002, the Company amended the note agreement it originally entered into on September 4, 2000 to obtain rights to certain software technology, see Note 3.  The amendment provides for an adjustment in the payment terms, whereby the Company will issue 235,000 shares of its restricted common stock with registration rights to repay $87,500 of the outstanding balance.  The remaining outstanding balance of $77,500 will be repaid in 6 equal installments commencing on July 19, 2003.

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

Overview

Focus on Mobile and Wireless Market; Development of BlueFuel

During the second quarter of 2002, we continued to expand our product development efforts to include the development of exego™, our first BlueFuel™ -based application for the mobile and wireless market.  The first release of exego combines the powerful features of e-mail and instant messaging with high quality image management and rendering to enable end-users to instantly exchange text and images from a data repository to a cellular handset or between cellular handsets, and to send images and text via email.  This initial release of exego is designed to work on a QUALCOMM  BREW™ platform-enabled device, such as a BREW™-enabled cellular handset. In mid-March 2002, our exego application received TRUE BREW™ certification by QUALCOMM and in May of 2002 Verizon completed its testing of exego.  Beginning May 9, 2002, exego became available to Verizon Wireless BREW users in the San Diego area. Verizon Wireless completed the initial deployment of exego in its test market, and, commenced its nationwide deployment in June 2002. Our business model for exego is consistent with the QUALCOMM  BREW™ model, which dictates a revenue sharing agreement in which we would receive eighty percent of the negotiated wholesale price of the application.  We have not as yet entered into any agreement with QUALCOMM in connection with our exego application.

In parallel with our product development efforts, we are currently working on enhancements to exego, including support for Java™2 Platform, Micro Edition (J2ME™), Pocket PC and Symbian.  We have developed the exego application for the Pocket PC platform and we are working closely on a trial with, Netcom,  a Scandinavian carrier, to rollout exego on a PDA platform.

In June 2002, we entered into a Strategic Partnership Agreement with Snapfish, Inc., the nation’s leading online photo service.  Together, Summus and Snapfish will develop and co-market Snapfish Mobile, a new wireless personal photo application powered by BlueFuel™, Summus’ multimedia architecture for wireless and mobile devices.

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

Three Months ended June 30, 2002 compared to Three Months ended June 30, 2001

Revenues.  Total revenues decreased $160,269 to $50,750 in the three months ended June 30, 2002, down 76.0% from $211,019 in the three months ended June 30, 2001. The decrease in revenues resulted from a shift in the Company’s focus.  During the three month period ended June 30, 2002, most of the Company’s resources were dedicated to the development of solutions for the mobile and wireless market.  Consequently, the Company did not perform any government contract services during the three month period ended June 30, 2002.  All revenue earned during the three months ended June 30, 2002 related to the licensing of technology and related contracts. Of this amount, approximately $5,000 is attributable to revenue associated with exego, the Company’s first commercial software application.

Costs of Revenues.  Total costs of revenues decreased $81,896 to $20,588 in the three months ended June 30, 2002, down 80.0% from $102,484 in the corresponding period of the prior year. Cost of revenues for the three months ended June 30, 2002 were comprised of direct costs associated with sale and delivery of the Company’s technology, including exego, its first commercial software application. The costs incurred during this period were primarily fixed costs consisting of a monthly third party hosting fee. Costs of contracts and license fees for the three months ended June 30, 2001 were comprised primarily of salaries and related costs of providing government contract services.

Gross Profit. Total gross profit decreased $78,373, or 72.2%, to $30,162 for the three months ended June 30, 2002, compared with $108,535 for the three months ended June 30, 2001. The overall decrease resulted primarily from the shift in the Company’s focus during the three month period ended June 30, 2002.  During this quarter, most of the Company’s resources were dedicated to the development of solutions for the mobile and wireless market.  Consequently, the Company did not perform any government contract services during the three month period ended June 30, 2002. The gross profit resulting from the licensing of the Company’s technology during the three months ended June 30, 2002 is a result of deducting costs that are primarily fixed in nature from technology licensing revenue.  The fixed costs incurred during the three month period ended June 30, 2002 were primarily monthly third party hosting fees.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three months ended June 30, 2002, were $1,653,199, compared to $1,841,989 for three months ended June 30, 2001. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect cost reduction efforts, offset by additional costs associated with the launch of Company’s first commercial software application in the mobile and wireless market.

Non-Cash Compensation.  Non-cash compensation for the three months ended June 30, 2002 was $218,523 compared to $57,806 for the three months ended June 30, 2001.  Non-cash compensation for the three months ended June 30, 2002 of $218,523 reflects $57,165 of amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The remaining amount of $161,358 reflects stock options that were granted to an employee with exercise prices below the estimated fair value of the underlying common stock.

During the three months ended June 30, 2001, stock options were granted to employees at prices below the fair market value of the underlying common stock resulting in non-cash compensation of $240,500, of which $25,250 was charged to expense during the three months ended June 30, 2001.  The remaining amount, $215,250 has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs.  The remaining amount of non-cash compensation for the three months ended June 30, 2001 of $32,556, reflects the amortization for the three months of deferred compensation resulting from stock options granted in prior years at prices below the fair market value of the underlying common stock.

Research and Development.  Research and development expenses for the three months ended June 30, 2002, were $170,298 compared to $115,657 for the three months ended June 30, 2001. The increase in these expenses during the current period was primarily due to a reallocation of employees who previously worked on governmental contracts.  During the three months ended June 30, 2002, there were no governmental contracts in process and accordingly, all employees who were previously assigned to work on such contracts were assigned to work on research and development activities in the mobile and wireless sector.

Non-Cash Consulting Expense.  Non-cash consulting expense for the three months ended June 30, 2002, in the amount of $101,299 is attributable to:  (1) the issuance of 33,605 shares of restricted common stock and 74,250 options and warrants to purchase restricted common stock to consultants for services valued at $75,311; (2) $19,553 of amortization of deferred consulting expense relating to two stock options granted to two new members of the Company’s Advisory Board during the three month period ended March 31, 2002; and (3) a stock option granted to one new member of the Company’s Advisory Board resulting in total deferred consulting expense of $25,740, of which $6,435 was charged to expense during the three months ended June 30, 2002. The remaining amount, $19,305, has been deferred and will be charged to expense as future vesting of the stock options occurs. The value of the stock options granted to the members of the Board of Advisors was determined by using the Black-Scholes option-pricing model.

Net Interest Income (Expense).  Net interest expense for the three months ended June 30, 2002, was $11,552, compared to net interest expense of $8,708 for the corresponding period of the prior year. Net interest expense for each of the three-month periods related to interest costs associated with capital lease obligations and note payable agreements. The increase in net interest expense resulted primarily from higher interest costs associated with note payable agreements.

Loss from Discontinued Rich Media Direct Operations.  The Company recorded a loss from operations of its "rich media direct" business of $14,670 for the three months ended June 30, 2001. The Company's divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.  See Note 6 to the consolidated condensed financial statements included in this Form 10-Q.

Net Loss.  As a result of the factors discussed above, the net losses for the three months ended June 30, 2002 and 2001 were $2,124,709 and $1,930,295, respectively.

Six Months ended June 30, 2002 compared to Six Months ended June 30, 2001

Revenues.  Total revenues decreased $228,611 to $278,568 in the six months ended June 30, 2002, down 45.1% from $507,179 in the six months ended June 30, 2001. The decrease in revenues resulted from a decrease in providing contract services offset by an increase in license fee income.

Costs of Revenues.  Total costs of revenues decreased $151,322 to $84,434 in the six months ended June 30, 2002, down 64.2% from $235,756 in the corresponding period of the prior year. Costs of contracts and license fees for the six months ended June 30, 2002 were comprised primarily of salaries and related costs of providing government contract services as well as costs associated with sale and delivery of the Company’s technology, including exego, its first commercial software application. Costs of contracts and license fees for the six months ended June 30, 2001 were comprised primarily of salaries and related costs of providing government contract services.

Gross Profit. Total gross profit decreased $77,289, or 28.5%, to $194,134 for the six months ended June 30, 2002, compared with $271,423 for the six months ended June 30, 2001. The overall decrease resulted primarily from a shift in the Company’s focus during the second half of the six month period ended June 30, 2002. During the second half of the six month period ended June 30, 2002, most of the Company’s resources were dedicated to the development of solutions for the mobile and wireless market.  Consequently, during the second half of the six month period ended June 30, 2002, the Company did not perform any government contract services. The gross profit resulting from the licensing of the Company’s technology during the six months ended June 30, 2002 is a result of deducting costs that are primarily fixed in nature from technology licensing revenue. License fee income generates a higher gross profit percentage compared to contract revenues.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the six months ended June 30, 2002, were $3,540,827, compared to $3,524,977 for six months ended June 30, 2001. The increase in selling, general and administrative expenses during the current period as compared to the prior period reflects additional costs associated with the launch of Company’s first commercial software application in the mobile and wireless market, offset primarily by less legal and accounting fees incurred during the current period as compared to prior period fees associated with the Company’s effort to regain its listing status on the Over-the-Counter Bulletin Board and synergies of combining the operations of Summus, Ltd. and High Speed Net Solutions, Inc. after February 16, 2001.

Non-Cash Compensation.  Non-cash compensation for the six months ended June 30, 2002 was $275,708 compared to $772,262 for the six months ended June 30, 2001.  Non-cash compensation for the six months ended June 30, 2002 of $275,708, reflects $114,350 of amortization for six months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The remaining amount of $161,358 reflects stock options that were granted to an employee with exercise prices below the estimated fair value of the underlying common stock.

During the six months ended June 30, 2001, stock options were granted to employees at prices below the fair market value of the underlying common stock resulting in non-cash compensation of $879,688, of which $664,438 was charged to expense during the six months ended June 30, 2001.  The remaining amount, $215,250, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the six months ended June 30, 2001, of $107,824, reflects the amortization for the six months of deferred compensation resulting from stock options granted during the prior year at prices below the fair value of the underlying common stock.

Research and Development.   Research and development expenses for the six months ended June 30, 2002, were $315,842 compared to $217,386 for the six months ended June 30, 2001. The increase in these expenses during the current period was primarily due to a reallocation of employees who previously worked on governmental contracts.  During the second half of the six month period ended June 30, 2002, there were no governmental contracts in process and accordingly, all employees who were previously assigned to work on such contracts were assigned to work on research and development activities in the mobile and wireless sector.

Non-Cash Consulting Expense.  Non-cash consulting expense for the six months ended June 30, 2002, in the amount of $718,018 is attributable to the following: (1) the issuance of 173,605 shares of restricted common stock and 397,250 options and warrants to purchase restricted common stock to consultants for services valued at $672,497; (2) stock options granted to two new members of the Company’s Advisory Board during the three months ended March 31, 2002 resulting in total deferred consulting expense of $78,210, of which $39,086 was charged to expense during the six months ended June 30, 2002. The remaining amount, $39,124, has been deferred and will be charged to expense as future vesting of the stock options occurs; and (3) a stock option granted to a new member of the Company’s Advisory Board during the three months ended June 30, 2002 resulting in total deferred consulting expense of $25,740, of which $6,435 was charged to expense during the six months ended June 30, 2002.  The remaining amount, $19,305, has been deferred and will be charged to expense as future vesting of the stock options occurs.   The value of the stock options granted to consultants, including the members of the Board of Advisors, was determined by using the Black-Scholes option-pricing model.

Net Interest Income (Expense).  Net interest expense for the six months ended June 30, 2002, was $29,260, compared to net interest expense of $12,073 for the corresponding period of the prior year. Net interest expense for each of the six-month periods related to interest costs associated with capital lease obligations and note payable agreements. The increase in net interest expense resulted primarily from higher interest costs associated with note payable agreements.

Loss from Discontinued Rich Media Direct Operations.  The Company recorded a loss from operations of its "rich media direct" business of $49,988 and a loss on disposal of $215,500 for the six months ended June 30, 2001. The Company's divestiture of this business included the sale of Douglas May & Co. to Mr. May on September 19, 2001.  See Note 6 to the consolidated condensed financial statements included in this Form 10-Q.

Net Loss.  As a result of the factors discussed above, the net losses for the six months ended June 30, 2002 and 2001 were $4,685,521 and $4,520,763, respectively.

Liquidity and Capital Resources

As of June 30, 2002, the Company had $217,852 of cash on hand and negative working capital of approximately $4.9 million. During the second quarter of 2002, we funded our operations primarily through the sale of 1,968,950 shares of our restricted common stock and warrants to purchase 3,749,000 shares of common stock to accredited investors, for gross proceeds of $2,073,551.  We anticipate that the sale of our equity securities to accredited investors will continue to represent the primary source of our liquidity until we obtain funding from institutional sources and generate positive cash flow from operations.  We are currently discussing funding with various institutional investment groups; however we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms.  We may have to sell equity securities at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.  In light of our financial condition and operating losses, our auditors have included in their report on our 2001 audited consolidated financial statements, an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

On July 19, 2002, the Company entered into an irrevocable equity line of credit that can provide funding to the Company in amounts up to $10.0 million. The Company filed a new registration statement with the Securities and Exchange Commission on July 31, 2002 relating to this equity line. In order for the Company to utilize this equity line, the Securities and Exchange Commission must declare the registration statement on Form S-1 effective. Once the registration statement on Form S-1 has been declared effective and the Company can utilize the equity line, the amount of funding through the equity line is a function of the trading volume and price of the Company’s common stock.  If certain levels of trading volume and price of the Company’s common stock do not reach certain levels, the full amount of the $10.0 million equity line may not be available to the Company.  The general terms of equity line are summarized as follows:

  The term of the common stock equity line is 24 months.
  Draw downs can occur every six days at the Company’s election over the term of the agreement.
  The amount of a draw down is based on a function of the traded value and volume of the Company’s common stock for a specified time period prior to the draw down.
  A minimum draw down of $500,000 is required over the term of the agreement.
  The pricing is based on a discount, ranging from 5% to 10% of the traded value of the Company’s common stock, to an average of the market price of the Company’s common stock for a specified number of days prior to the notification of the draw down.
  The Company will pay placement fees in cash equal to 4% of the value of each draw down to HPC Capital Management.  Additionally, the Company will issue to the purchasers 500,000 warrants upon the execution of the equity line agreement.  The Company can cancel 125,000 of these warrants each time an aggregate value of $500,000 is drawn down by the Company.

The vendor to which Summus, Inc. owed the largest amount as of June 30, 2002 was Analysts International Corporation ("AIC"), which provided us with computer programming services during the 1999-2000 period. Summus, Inc. entered into a settlement agreement and release, dated August 7, 2001, with AIC. Under the terms of the settlement agreement, we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness is paid in full.  As of June 30, 2002, all monthly installments due under the settlement agreement have been paid.

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

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest up to approximately 35% of our capital in research and development and personnel to ensure the continued development of our technology and its compatibility with new generations of hardware and software. Specifically, we intend to improve our multimedia technology, including image, graphics, animation, and video technology, and build on our experience gained in developing our information management technology.

Cash Flow used in Operating Activities.  Net cash used in operating activities was $4,284,395 in the six months ended June 30, 2002, compared to $3,026,043 in the corresponding period of the prior year. The increase in net cash used in operating activities was primarily due to: (1) additional costs associated with the launch of Company’s first commercial software application in the mobile and wireless market, and (2) a greater reduction during the six months ended June 30, 2002 of the Company’s accounts payable and accrued expense accounts through cash payments as compared to the corresponding period in the prior year.

Cash Flow from Investing Activities.  Net cash used in investing activities was $22,558 in the six months ended June 30, 2002, representing the purchase of computer equipment. Net cash used in investing activities during the six months ended June 30, 2001 was $95,808, representing the capitalization of internal software development costs.  The Company subsequently wrote off these costs in the fourth quarter of 2001 due to a revision in the Company’s business plan and associated projected cash flow projections.

Cash Flow from Financing Activities.  Net cash provided by financing activities was $4,408,833 in the six months ended June 30, 2002 compared to net cash provided by financing activities of $3,057,823 in the corresponding period of the prior year. Net cash provided by financing activities in the six months ended June 30, 2002 related to:

  the sale of 3,582,851 shares of the Company's common stock, along with warrants to purchase an additional 7,185,136 shares of common stock, at exercises prices ranging from $0.50 to $2.80  per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $4,567,893.
  $22,750 consisting of $12,750 in proceeds from the exercise of stock options and $10,000 in cash collections on a stock subscription receivable.
  $181,810 in principal payments on capital lease obligations and note payable agreements.

Net cash provided by financing activities in the six months ended June 30, 2001 related to:

  the sale of 1,052,749 shares of the Company's common stock, along with warrants to purchase an additional 2,131,198    shares of common stock, at exercises prices ranging from $3.50 to $5.25 per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $2,738,857;
  $500, representing proceeds from the exercise of stock options for 2,000 shares of common stock;
  $540,000 representing the proceeds of a loan from HSNS extended under the terms of the Asset Purchase Agreement. Upon the closing the HSNS-Summus, Ltd. business combination, the indebtedness was cancelled in its entirety;
  $121,534 in principal payments on capital lease obligations; and
  $100,000 in cash payments in partial settlement of the Dunavant loss contingency.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and will be adopted by the Company in fiscal 2003.  The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s results of operations, financial position or cash flows.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company adopted Statement No. 144 as of January 1, 2002, and the Company does not expect this adoption to have a significant effect on the operating results, cash flows or financial position of the Company.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections.  SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by the Company in fiscal 2003.  The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s results of operations, financial position or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146, which nullified EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a material impact on the Company’s results of operations, financial position or cash flows.

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

On June 7, 2002, AT&T CORP. filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled payment in the amount of $231,910 for telephone calls and services rendered to Summus.  Management is in the process of filing an answer to this complaint denying AT&T CORP.’s allegations.

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended June 30, 2002, the Company issued an aggregate of 2,463,617 shares of its common stock to 76 persons and entities. These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

Stock Issuances for Cash

From April 1, 2002 to June 30, 2002, the Company issued an aggregate of 1,957,000 shares of common stock to 59 accredited investors (all of whom were unaffiliated with the Company) for a price per share ranging from $0.50 to $1.40, and issued warrants to purchase, at an exercise price of $0.80 to $2.80 per share, an additional 3,749,000 shares of common stock, for aggregate consideration of $2,073,551. In connection with these transactions, Summus, Inc. issued an additional 11,950 shares of its restricted common stock as placement fees to five individuals. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name(s) of Purchaser	Number of Shares
James D. & Eleanor M. Bailey JT TEN	10,000
Curtis L. Begle & Kelley L. Meisler-Begle	20,000
Richard W. & Jerianne Bonenberger	125,000
Mark Bonenberger	2,000
Robert Bonenberger	75,000
Tracy Bonenberger	2,000
Harold A. Bridges, Jr.	25,000
Harry C. Brown	100,000
James G. & Linda P. Burgio	35,000
Douglas D. Cline	100,000
David Labiak-COMMCell LP	25,000
Don Gonterman-D&R Holding Co.	40,000
Vincent P. DePoortere	5,000
Francis J. & Jacqueline R. DePoortere	45,000
Dave & Rose Dewitt	10,000
Kim Quy Do	25,000

Pete Eenkhoorn	20,000
Ryan Eisert	10,000
Gregory E. Gilbert	22,500
Suzanne Harris Gilbert	40,000
Bruce Goldfarb	100,000
Donald C. & Debra R. Gonterman	25,000
Neil R. Guenther & Nancy Jablonski	39,000
John D. Hargraves & TTEES FBO The Decedents and Arthur L. Hargraves Family Trust	35,000
L. Worth Holleman	25,000
Stanley W. Jablonski	30,000
Marion & Dorothy J. Jablonski JT TEN	15,000
Jamack LP	12,857
Randall Krystosek	15,000
Joseph M. & Crystal L. Leho JT TEN	40,000
Mindy L. Leibman	22,000
Pat E. McCoy	15,000
Gary Wayne McKeel & Franklin Thomas	40,000
William S. & Evelyn M. Meisler	70,000
Donald Meisler	75,000
Ronald Meisler	5,000
Shelby Meisler	22,000
Brian Miller	5,000
Judy Nessen	25,000
Rocco Swank Piscazzi	5,000
Joseph James Piscazzi, Jr.	5,000
Larry & Barbara Raben	5,000
Bruno Reepen & Dave Silla	7,500
Michel Schnyder	85,000
Robert G. Schrader	25,000
Belvin G. Smith	30,000
SNS Securities -Egbert Tillema	90,000
Brian Stratman & Shelley Meisler-Stratman	20,000
H. Randolph & Diana K. Straughan III	10,000
Clifford Thompson	40,000
Randolph Brewster Thompson	20,000
Trent Technology Fund LP-David Labiak	25,000
Harry W. Turner	50,000
Harvey T. & Lynne Underwood	20,000
Martijn E. J.P. Van Loon	20,000
Richard L. & Delores R. Vanstory	35,000
Richard & Jacquelyn L. Vasquez	80,000
Russell C. Vick, Jr.	7,143
Richard G. Ward	25,000

In April 2002, the Company issued 275,000 shares of its common stock upon the exercise of outstanding stock options. The Company received $2,750 in proceeds from the exercise of these stock options.

Stock Issuances for Services

On April 24, 2002, the following members of Summus, Inc. elected to receive restricted shares of common stock in lieu of cash payment for unpaid salaries earned in 2001.  An aggregate of 102,885 shares of restricted common stock were issued in full satisfaction of $102,885 of unpaid salary amounts.

Name	Number of Shares
Bjorn D. Jawerth	29,988
Christopher E. Kremer	17,340
Gary E. Ban	15,250
Robert S. Lowrey	13,172
Richard E. Seifert	10,066
Leonard T. Mygatt, III	5,983
John W. Maxwell	5,750
Andrew L. Fox	5,336

On May 23, 2002, the Compensation Committee and Mr. Lowrey mutually agreed upon the payment of Mr. Lowrey’s one-time bonus from the prior year. Mr. Lowrey received 75,000 shares of restricted common stock and two warrants to purchase restricted common stock for each share of restricted common stock issued.

On May 15, 2002, the Company issued 20,313 of its restricted common stock in connection with a severance agreement with Williams C. Mathers.

During the three month period ended June 30, 2002, the Company issued 13,232 shares of its restricted common stock to Mr. Douglas J. DeDecker for consulting services.

Stock Issuances in Connection with Convertible Securities

In May 2002, a holder of Series A preferred stock converted 118 shares of Series A preferred stock into 8,237 shares of Summus, Inc. common stock.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit Number	Exhibit Description
99.1	Certification of Periodic Financial Reports, by Dr. Bjorn D. Jawerth, Chief Executive Officer
99.2	Certification of Periodic Financial Reports, by Robert S. Lowrey, Chief Financial Officer.

(b)  Reports on Form 8-K

During the quarterly period ended June 30, 2002, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

(1)          Current Report on Form 8-K dated as of April 19, 2002 (Item 5. Other Information)
(2)          Current Report on Form 8-K dated as of May 2, 2002 (Item 5. Other Information)
(3)          Current Report on Form 8-K dated as of May 10, 2002 (Item 5. Other Information)
(4)          Current Report on Form 8-K dated as of June 4, 2002 (Item 5. Other Information)

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	SUMMUS, INC. (USA) By: /s/ BJORN D. JAWERTH Björn D. Jawerth Chief Executive Officer

Date: August 14, 2002	By: /s/ ROBERT S. LOWREY Robert S. Lowrey Chief Financial Officer