Form 10-Q
period 2002-09-30
SUMMUS INC USA
filed 2002-11-14
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

     ☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

As of October 31, 2002, the registrant had 53,816,707 shares of its Common Stock, par value $.001 per share, issued and outstanding.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I.
FINANCIAL INFORMATION

 Item 1.  Financial Statements

SUMMUS, INC. (USA)

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)

Assets
Current assets:
Cash	$398,958	$115,972
Accounts receivable	500	65,089
Other current assets	70,000	12,428

Total current assets	469,458	193,489
Equipment, software and furniture, net	528,634	776,977
Other assets	34,190	33,058

Total assets	$1,032,282	$1,003,524

Liabilities and shareholders' deficit Accounts payable and accrued expenses	$3,900,601	$4,659,631
Accrued salaries and related costs	406,604	506,147
Deferred redeemable feature	—	576,000
Preferred stock dividends payable	90,997	310,120
Deferred revenue	25,000	—
Notes payable	273,550	371,613
Capital lease obligations, current portion	115,068	221,197

Total current liabilities	4,811,820	6,644,708
Capital lease obligations, less current portion	—	67,311

Shareholders' deficit:
Convertible preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,237 shares issued and outstanding at September 30, 2002 and 2,000 shares issued and outstanding at December 31, 2001 (liquidation preference of $1,000 per share)	2,237,315	2,000,000
Convertible preferred stock, Series B, $.001 par value; authorized 6,500 shares, 6,000 shares issued and outstanding at December 31, 2001	—	6
Common stock, $.001 par value; authorized 100,000,000 shares; 53,119,276 shares issued and outstanding at September 30, 2002 and 37,151,478 shares issued and outstanding at December 31, 2001	53,119	37,151
Additional paid-in capital	35,943,531	27,399,045
Stock subscription receivable	(65,000)	(75,000)
Deferred compensation	(322,266)	(534,456)
Accumulated deficit	(41,398,618)	(34,307,622)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)

Total shareholders' deficit	(3,779,538)	(5,708,495)

Total liabilities and shareholders' deficit	$1,032,282	$1,003,524

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended

	September 30, 2002	September 30, 2001

Revenues:
Contracts and license fees	$36,435	$117,279
Costs of revenues:
Contracts and license fees	52,261	54,388

Gross Profit	(15,826)	62,891

Selling, general and administrative expenses	1,547,452	2,238,529
Non-cash settlement	—	1,051,915
Non-cash compensation	44,146	126,794
Research and development	152,819	149,042
Non-cash consulting expense	79,143	—
Interest expense, net	429,926	10,439

Loss from continuing operations	(2,269,312)	(3,513,828)
Loss from operations of discontinued Rich Media Direct Business	—	(85,810)

Net loss	$(2,269,312)	$(3,599,638)

Net loss applicable to common shareholders:
Net loss	$(2,269,312)	$(3,599,638)
Preferred stock dividends	(45,952)	(44,469)

Net loss applicable to common shareholders	$(2,315,264)	$(3,644,107)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.05)	$(0.10)
Loss applicable to common shareholders from discontinued operations	—	(0.00)

Net loss	$(0.05)	$(0.10)

Weighted average shares of common stock outstanding	49,196,685	35,370,741

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended

	September 30, 2002		September 30, 2001

Revenues:
Contracts and license fees	$315,003		$624,458
Costs of revenues:
Contracts and license fees	136,695		290,144

Gross Profit	178,308		334,314

Selling, general and administrative expenses	5,088,280		5,763,506
Non-cash settlement	—		1,051,915
Non-cash compensation	319,854		899,056
Research and development	468,661		366,428
Non-cash consulting expense	797,161		—
Interest expense, net	459,186		22,512

Loss from continuing operations	(6,954,834)		(7,769,103)
Loss from operations of discontinued Rich Media Direct Business	—		(135,798)
Loss on disposal of Rich Media Direct Business	—		(215,500)

Net loss	$(6,954,834)		$(8,120,401)

Net loss applicable to common shareholders:
Net loss	$(6,954,834)		$(8,120,401)
Preferred stock dividends	(136,162)		(111,323)

Net loss applicable to common shareholders	$(7,090,996)		$(8,231,724)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.16)	$	(0.23)
Loss applicable to common shareholders from discontinued operations	-		(0.01)

Net loss	$(0.16)		$(0.24)

Weighted average shares of common stock outstanding	45,066,489		30,127,689
Recapitalization resulting from the Summus, Ltd. asset acquisition	$-		$3,985,310

Weighted average shares of common stock outstanding giving effect to the recapitalization	45,066,489		34,112,999

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

	Preferred Stock

	Series A		Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	2,000	$ 2,000,000	6,000	$ 6	37,151,478	$ 37,151
Common stock and warrants sold for cash	—	—	—	—	7,538,813	7,539
Common stock, options and warrants issued for services	—	—	—	—	298,605	299
Conversion of Series B preferred stock	—	—	(6,000)	(6)	5,670,340	5,671
Preferred stock dividends	—	—	—	—	—	—
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	355	355,315	—	—	—	—
Conversion of Series A preferred stock into common stock	(118)	(118,000)	—	—	8,287	8
Common stock issued as payment of unpaid salary amounts	—	—	—	—	177,885	178
Common Stock issued in partial settlement of vendor liabilities	—	—	—	—	255,000	255
Cash collections on stock subscription receivable	—	—	—	—	—	—
Beneficial conversion feature related to convertible debentures	—	—	—	—	—	—
Valuation of the warrants issued with the convertible debentures	—	—	—	—	—	—
Common stock issued upon conversion of convertible debentures and related interest expense	—	—	—	—	1,728,568	1,728
Deferred compensation recognized in connection with the issuance of stock options	—	—	—	—	—	—
Reversal of deferred compensation of forfeited stock options	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—
Stock option exercises	—	—	—	—	290,300	290
Elimination of deferred redemption feature	—	—	—	—	—	—
Net loss for the period	—	—	—	—	—	—

Balance September 30, 2002 (Unaudited)	2,237	$ 2,237,315	—	$ —	53,119,276	$ 53,119

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
(CONTINUED)

		Stock				Total
	Additional	Subscription	Deferred	Accumulated	Treasury	Shareholders'
	Paid-in Capital	Receivable	Comp	Deficit	Stock	(Deficit)

Balance at December 31, 2001	$ 27,399,045	$ (75,000)	$ (534,456)	$ (34,307,622)	$ (227,619)	$ (5,708,495)
Common stock and warrants sold for cash	5,748,942	—	—	—	—	5,756,481
Common stock, options and warrants issued for services	907,552	—	—	—	—	907,851
Conversion of Series B preferred stock	(5,665)	—	—	—	—	—
Preferred stock dividends	—	—	—	(136,162)	—	(136,162)
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	—	—	—	—	—	355,315
Conversion of Series A preferred stock into common stock	117,992	—	—	—	—	—
Common stock issued as payment of unpaid salary amounts	177,717	—	—	—	—	177,895
Common Stock issued in partial settlement of vendor liabilities	97,461	—	—	—	—	97,716
Cash collections on stock subscription receivable	—	10,000	—	—	—	10,000
Beneficial conversion feature related to convertible debentures	189,655	—	—	—	—	189,655
Valuation of the warrants issued with the convertible debentures	190,000	—	—	—	—	190,000
Common stock issued upon conversion of convertible debentures and related interest expense	499,557	—	—	—	—	501,285
Deferred compensation recognized in connection with the issuance of stock options	143,950	—	(143,950)	—	—	—
Reversal of deferred compensation of forfeited stock options	(111,135)	—	111,135	—	—	—
Amortization of deferred compensation	—	—	245,005	—	—	245,005
Stock option exercises	12,460	—	—	—	—	12,750
Elimination of deferred redemption feature	576,000	—	—	—	—	576,000
Net loss for the period	—	—	—	(6,954,834)	—	(6,954,834)

Balance September 30, 2002 (Unaudited)	$ 35,943,531	$ (65,000)	$ (322,266)	$ (41,398,618)	$ (227,619)	$ (3,779,538)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2002	September 30, 2001

Operating activities Loss from continuing operations	$(6,954,834)	$(7,769,103)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Non-cash compensation	319,854	899,056
Common stock, warrants and options issued for services	797,161	55,428
Depreciation	287,229	565,573
Convertible debt, non-cash interest expense	390,250	—
Changes in operating assets and liabilities, net of Summus,
Ltd. asset acquisition:
Accounts receivable	64,589	2,395
Other assets	(58,704)	(17,332)
Accounts payable and accrued expenses	(697,817)	252,371
Accrued salaries and related costs	78,352	94,467
Non-cash settlement	—	1,051,915
Deferred revenue	25,000	—

Net cash used in continuing operations	(5,748,920)	(4,865,230)
Net cash used in discontinued operations	—	(30,453)

Net cash used in operating activities	(5,748,920)	(4,895,683)
Investing activities Purchases of computer equipment	(38,886)	—
Capitalized software development costs	—	(337,451)

Net cash used in investing activities	(38,886)	(337,451)
Financing activities Proceeds from sale of common stock and warrants	5,779,231	4,955,678
Proceeds from loan with related party	—	540,000
Proceeds from issuance of convertible debt	500,000	—
Principal payments on capital lease obligations and notes	(208,439)	(124,288)
Cash payments on loss contingency accrual	—	(100,000)

Net cash provided by financing activities	6,070,792	5,271,390

Net increase in cash	282,986	38,256
Cash at beginning of period	115,972	208,495

Cash at end of period	$398,958	$246,751

Supplemental disclosures of cash flow information Cash paid for interest	$15,880	$22,512

The accompanying notes constitute an integral part of these consolidated financial statements.

1.     Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) ("Summus, Inc.” or the "Company"), formerly known as High Speed Net Solutions, is engaged in the development of efficient information processing solutions for the mobile and wireless markets. Summus, Inc. also engaged in research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing of its Photo ID compression and decompression technology to third parties. The Company ceased providing research and development contract services for governmental agencies during the first quarter of 2002.

The core of the Company's business plan is to focus on the emerging wireless and mobile market. Summus, Inc. has developed proprietary software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and file management of content over wireless networks. The Company's technology platform, which provides the foundation for its current and future products and services, is designed to address the bandwidth constraints of existing wireless network infrastructure. This will enable mobile, high-speed access to a wide range of telecommunications services supported by fixed telecommunications networks and other services to mobile users. The Company has launched several applications in this market since the launch of its initial application during the second quarter of 2002.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002; the results of operations for the three and nine month periods ended September 30, 2002 and 2001; shareholders' equity as of September 30, 2002; and cash flows for the nine month periods ended September 30, 2002 and 2001.

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2001, which were filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Form 10-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

1.     Business, Organization and Basis of Presentation - (continued)

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2002, the Company has incurred a net loss for the quarter of $2.3 million, has experienced negative cash flows from operations, and has a significant deficiency in working capital at September 30, 2002. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects to be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The 2001 consolidated financial statements include the accounts of the Company and its former wholly owned subsidiary, Douglas May & Company, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation.  On September 19, 2001, the Company sold all of its equity interests in Douglas May & Co.  The results of operations of Douglas May & Co. have been presented as discontinued operations for the three and nine-month periods ended September 30, 2001.

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

Revenue Recognition and Related Costs

The Company recognizes revenue on time and materials consulting projects for the U.S. government at the time services are rendered based upon the terms of individual contracts.

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

Historically, costs of revenues primarily represent costs of providing contract services.  The costs of license fee revenue were not separately maintained and have historically been insignificant.  Commencing with the second quarter of 2002, costs of revenues include costs of license fee revenue.

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

2.     Summary of Significant Accounting Policies – (continued)

New Accounting Pronouncements

On September 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. The Company adopted SFAS 142 as of January 1, 2002. The adoption SFAS 142 had no effect on the operating results, cash flows or financial position of the Company.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections.  SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by the Company on July 1, 2003.  The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s results of operations, financial position or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146, which superseded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a material impact on the Company’s results of operations, financial position or cash flows.

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

3.     Notes Payable – (continued)

The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance, including accrued interest, as of September 30, 2002 and December 31, 2001 is $196,050 and $171,613, respectively.

On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology from a Company owned by non-management employees.   In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended to provide for an adjustment in the payment terms, whereby the Company issued 235,000 shares of its restricted common stock with registration rights to repay $87,500 of the outstanding balance.  The remaining outstanding balance will be repaid in 6 equal installments commencing on July 19, 2003.  The outstanding principal balance of this note as of September 30, 2002 and December 31, 2001 was $77,500 and $200,000, respectively.

4.     Convertible Debentures

On July 19, 2002, the Company issued 6% convertible secured debentures, along with warrants to purchase 1,724,138 shares of common stock for aggregate gross proceeds for $500,000. The warrants are exercisable upon issuance, have a term of three years and have exercise prices ranging from $0.47 to $0.59 per share.  The debentures had an initial life of five years and were convertible into common stock at a conversion rate of $0.29 per share.  As of August 20, 2002, all of the convertible debentures had been converted into 1,724,138 shares of common stock.

The accounting treatment for the debentures involved allocating the value of the principal amount of $500,000 between the debentures, the associated warrants and a beneficial conversion feature associated with the debentures.  A beneficial conversion feature existed because the conversion rate of the debentures was below the traded value of the Company’s common stock on the date the debentures were issued.  The beneficial conversion feature was valued at $189,655 and was recorded as a debt discount and additional paid-in-capital on the date the debentures were issued.  Since the debentures were convertible into common stock immediately, the value of the beneficial conversion feature was charged to interest expense on the date of issuance.

Interest expense relating to the convertible debenture transaction totaled $420,250 consisting of the following:

  $190,000, relating to the value, as determined by the Black-Scholes pricing model, of the 1,724,138 warrants issued to the debentures holders;
  $189,655, relating to the value of the beneficial conversion feature associated with the convertible debentures;
  $39,310, relating to placement agent fees, consisting of a cash commission of $30,000 and a warrant to purchase 51,724 shares of common stock that was valued at $9,310 using the Black-Scholes pricing model and;
  $1,285, relating to interest expense incurred while the debentures remained outstanding based on the stated rate of 6% per annum.  At the Company’s election, these interest costs were paid through the issuance of shares of common stock based on the conversion rate of $0.29, resulting in the issuance of 4,429 shares of common stock.

5.     Common Stock and Warrants

During the three and nine month periods ended September 30, 2002, the Company sold to investors 3,961,712 and 7,538,813 shares of its unregistered common stock and warrants to purchase an additional 7,919,424 and 15,104,560 shares of common stock for net cash proceeds of $1,269,300 and $5,756,481, respectively. The warrants have exercise prices ranging from $0.50 to $2.80 per share, a term of five years and cannot be exercised within the first six months of the date of issuance.  During the three months ended September 30, 2002, the Company paid one of its outside directors cash commissions of $80,712 relating to the sale of the Company’s unregistered common stock and warrants.

During the three months ended September 30, 2002, the Company issued 125,000 shares of its restricted common stock under the terms of a consulting agreement.  These shares were valued at $30,000, based on the negotiated terms of the contract.  Also, during the three months ended September 30, 2002, the Company issued 235,000 shares of its restricted common stock to repay $87,500 owed under a note payable agreement and 20,000 restricted common shares as a partial payment on  an amount owed to a creditor.

5.     Common Stock and Warrants – (continued)

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

In connection with the Summus, Ltd. recapitalization transaction, the former Summus, Ltd. shareholders were issued warrants to purchase 500 shares of the Series B preferred stock. On February 27, 2002, these Series B warrants were converted into 500,000 warrants to purchase the Company’s common stock exercisable over five years with an exercise price of $5.50 per share.

During January 2002, the Company entered into two separate agreements whereby it issued 115,000 shares of its restricted common stock and 230,000 warrants to purchase the Company’s common stock with an exercise price of $2.50 per share to a shareholder as consideration for the conveyance by him of 115,000 shares of our common stock to: (1) an investment banking company for investment banking services and (2) an independent consultant for financial advisory services.  The 115,000 shares were valued at $157,376 by applying a discount to the traded value of the Company’s common stock on the date of each agreement.  The 230,000 warrants were valued at approximately $297,600 using the Black-Scholes option-pricing model.  The costs of these services were included in non-cash consulting expense for the nine-month period ended September 30, 2002.

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

On May 23, 2002, the Company’s Board of Directors adopted resolutions to amend the Company’s Amended and Restated 2000 Equity Compensation Plan (the “Plan”) to increase the shares available under the Plan from 6,500,000 to 8,500,000.

As of September 30, 2002, the Company has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	163,483
Outstanding common stock warrants	27,368,629
Outstanding stock options	7,510,865
Possible future issuance under stock option plans	1,209,135

Total	36,252,112

6.     Preferred Stock

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

In April 2002, the Company’s Board of Directors authorized the payment of the accrued Series A preferred stock dividends at

6.     Preferred Stock – (continued)

March 31, 2002, totaling $355,315.  At the Company’s election, the payment of these dividends was made through the issuance of 355 new shares of Series A preferred stock.  Subsequent to the payment of the dividends, a holder of Series A preferred stock converted 118 shares of Series A preferred stock into 8,287 shares of the Company’s common stock. As of September 30, 2002, the Company had 2,237 shares of Series A preferred stock outstanding and $90,997 in accrued dividends.

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

Series B Preferred Stock

During February 2001, the Company amended its bylaws to provide for the authorization of 6,500 shares of Series B preferred stock. The Company issued 6,000 shares of Series B preferred stock (2,000 of which were placed in escrow) in connection with the Summus, Ltd. recapitalization.  Of these shares, 4,000 were issued to the former Summus, Ltd. shareholders in the first quarter of 2002.  On February 16, 2002, the escrow agreement that was established in connection with the recapitalization transaction between the Company and Summus, Ltd. was terminated.  Initially, 2,000 Series B preferred shares were placed in escrow as security for any indemnification obligations of Summus, Ltd. and its shareholders under the recapitalization transaction.  Prior to the termination of the escrow agreement, claims were made against the escrowed shares for liabilities of Summus, Ltd.  that were identified and paid during the escrow period, but were not known at the closing of the recapitalization transaction on February 16, 2001.  Of the total 2,000 Series B preferred shares placed in escrow, 329.660 shares were claimed for indemnification of Summus, Ltd.’s obligations, resulting in 1,670.339 Series B preferred shares available for distribution to the former Summus, Ltd. shareholders.  These shares were automatically converted into 1,670,339 common shares based on a conversion ratio of 1,000 to 1 and were subsequently distributed to the former Summus, Ltd. shareholders.

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

7.     Discontinued Operations

Divestiture of "Rich Media Direct" (RMD) Business, including Douglas May & Co., Inc.

On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company's equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 ("APB 30"), for the disposition of the Company's rich media direct business. The results of operations of Douglas May & Co. have been presented as discontinued operations in the Company's statement of operations for the three and nine-month periods ended September 30, 2001 in accordance with the guidance of APB 30. The Company has recorded a loss of $215,500 on this disposition during the three months ended March 31, 2001.

Under the terms of its acquisition agreement with Mr. May, the Company acquired all of the issued and outstanding shares of capital stock of Douglas May & Co. from Mr. May in September 2000. As partial consideration for the Company's sale of Douglas May & Co. back to Mr. May, the Company has been released from its obligations with respect to two allotments of shares of the Company's common stock issued to Mr. May under the terms of the September 2000 share acquisition agreement, specifically:

7.     Discontinued Operations – (continued)

  the obligation to repurchase one allotment of 87,498 shares of the Company's common stock for $576,000; and

  the commitment to issue to Mr. May additional shares of the Company's common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date the Company acquired Douglas May & Co. This amount was initially recorded at the guaranteed value of $500,000. Therefore, if these shares are ultimately issued, the only accounting implication would be a reclassification of the par value of the shares within the shareholders’ deficit.

The release of the Company of the above obligations was expressly made conditional upon the Company not filing (or having filed against it) a petition in bankruptcy for a period of one year from the closing of the sale of Douglas May & Co. to Mr. May.  Since this release was conditional for one year, the Company reflected a liability of $576,000 on its balance sheet during the one-year period.  Since the Company did not file (or having filed against it) a petition in bankruptcy during the one-year time period commencing September 19, 2001, the $576,000 liability was reclassified to permanent equity on September 19, 2002.

In connection with the sale of the Company's entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company's MaxxSystem suite of software products developed in connection with the Company's previously planned "rich media direct" service offering.  The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly owned subsidiary of Douglas May & Co. These agreements provided for the payment of specified minimum royalty payments by Douglas May & Company. Inc. and it wholly owned subsidiary to the Company.  The first specified minimum royalty payment of $100,000 was payable to the Company on December 31, 2001. The Company extended the payment of the $100,000 into various installments commencing on March 31, 2002.  As of June 30, 2002, the Company did not receive the scheduled installments under the extended payment plan, and accordingly all agreements between the Company and Douglas May & Co., Inc. and it wholly owned subsidiary became null and void, except the obligations noted above which expired on September 19, 2002. All payments received by the Company during 2002, totaling $30,000, were recorded as revenue when the cash payments were collected due to the uncertainty of collection.

8.        Commitments and Contingencies

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

The Company has entered into consulting agreements that provide for the issuance of options to purchase restricted shares of the Company’s common stock primarily on a monthly basis as services are performed.  These options vest on a monthly basis as they are earned and have exercise prices that equal the traded value of the Company’s common stock using a three-day average at the end of each month.  For the three and nine month periods ended September 30, 2002, the Company had issued 239,032 and 368,782 options under these consulting agreements, respectively.  These options were valued at $48,155 and $162,122 using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; volatility ranging between 1.379 and 1.798; risk free interest rates ranging between 3.20% and 4.50% and expected option lives of 5 years for the three and nine month periods ended September 30, 2002, respectively.  The term of these agreements is generally twelve months, however they can be

8.          Commitments and Contingencies - (continued)

immediately terminated by the Company.   Additionally, the Company is also committed to pay cash fees to a consultant upon the obtainment of at least $2.0 million in new financing.  As of September 30, 2002, the Company had accrued approximately $230,000 relating to this commitment.

Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s’ common stock based on the three-day average of the closing prices of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the three day average of the closing prices at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. During the three months ended September 30, 2002, four executives elected to participate in this arrangement and the Company has issued 115,631 fully vested stock options with exercise prices ranging between $0.25 and $0.40 per share.

On July 19, 2002, the Company entered into an irrevocable common stock equity line that was intended to provide funding to the Company in amounts up to $10.0 million. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission on July 31, 2002 relating to this common stock equity line agreement.  Based on comments received from the Securities and Exchange and follow-up telephone discussions with them, the Company understood that the terms of the equity line financing arrangement were such that it would not be able to resolve the staff’s comments in a timely manner and seek effectiveness of the registration statement in a timely manner.  Due to these developments, the length of time involved in completing the transaction, and other factors, the Company determined that it was in its best interest to withdraw the registration statement and not proceed with the equity line.  Accordingly, on September 17, 2002, the Company submitted to the SEC a request to withdraw the registration statement and cancelled all agreements associated with the common stock equity line.  In connection with the cancellation of the agreements associated with the common stock equity line, Talisman, the intended purchaser under the equity line, has indicated to the Company its intention to retain ownership of the 500,000 stock purchase warrants that were issued to Talisman upon the execution of the equity line agreements. It is management’s position, with the advice of legal counsel, that the cancellation of these warrants became effective with the cancellation of the equity line agreements.   Therefore, the Company has not recorded the issuance of these 500,000 warrants in its financial statements.  The Company has sent correspondence to Talisman stating its position that the warrants have been cancelled.  To date, the Company has not received correspondence back from Talisman indicating their concurrence.

On June 7, 2002, AT&T CORP. filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled payment in the amount of $231,910 for telephone calls and services rendered to Summus.  Management is in the process of filing an answer to this complaint denying AT&T CORP.’s allegations.

9.     Settlement of Contractual Disputes

Settlement of Claims of Van Ernst Jakobs N.V.

On August 21, 2001, the Company commenced negotiations with Van Ernst Jakobs N.V. ("VEJ") regarding the settlement of disputed amounts claimed by VEJ.

VEJ asserted a claim for services rendered in connection with fund raising activities it coordinated and for services as a "finder" in the Summus, Ltd. asset acquisition. VEJ asserted that certain amounts were due and payable by the Company to VEJ, in the form of cash and equity securities of the Company. The Company's management was of the view that payment of any amounts to VEJ (beyond consideration previously paid in connection with its capital-raising efforts on behalf of the Company, consisting of a cash payment of $100,000 and the issuance of 32,501 shares of the Company's common stock) was conditioned on VEJ raising additional capital for the Company.

Upon consultation with the Company's outside counsel, the Company was advised of the strengths and weaknesses of VEJ's claims and the uncertain outcome of potential litigation. After considering the facts and circumstances, the Company's management agreed to settle the claim (for a significantly lower amount than originally claimed and with no disbursement of cash) in order to:

Settlement of Contractual Disputes – (continued)

(1)	maintain a good relationship with VEJ, as a shareholder of Summus and as a representative of other significant Summus shareholders;
(2)

further induce VEJ to assist with or participate in future capital raising activities (recognizing that VEJ has been involved in significant capital raising transactions on behalf of Summus that have been critical to the financing of its operations and Summus continues to depend upon sales of its equity securities to finance its operations); and

(3)	avoid costly litigation in connection with the settlement of the asserted claim.

In October 2001, the Company and VEJ reached an agreement in principle whereby the Company issued to VEJ:

(1)	80,000 shares of its common stock;
(2)	a warrant to purchase 250,000 shares of Summus common stock with an exercise price of $4.00 per share, valued using the Black-Scholes pricing model, at $400,000;
(3)	a warrant to purchase 150,000 of Summus common stock with an exercise price of $2.50 per share, valued, using the Black-Scholes pricing model, at $256,500; and
(4)	a warrant to purchase 150,000 of Summus common stock with an exercise price of $4.50 per share, valued, using the Black-Scholes pricing model, at $252,000.

The Company has expensed the aggregate value of these securities, $1,051,915 million, in the third quarter ending September 30, 2001 and issued the aforementioned equity instruments to VEJ during the fourth quarter of 2001.

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

  a lack of sufficient financial resources to implement our business plan, which has resulted in us receiving a "going concern" opinion from our independent auditors with respect to our audited financial statements as of and for the year ended December 31, 2001;

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

Overview

Focus on Mobile and Wireless Market; Development of BlueFuel

Strategy Overview

Summus is developing mobile solutions that will enable end-users to have an entirely new mobile environment, one that frees an individual from location and time dependence and opens new possibilities as to how mobile devices are used.   Focused on the end user experience, Summus helps application developers, device manufacturers, wireless infrastructure providers, and content providers bring consumers a reliable, high quality multimedia experience on their mobile devices via its BlueFueläplatform.

Summus’ strategy is to begin development of its own BlueFuel applications.  Concurrent with the application development, Summus plans to create demand and implement  infrastructure systems and products to support device manufacturers, wireless carriers and emerging standards.  As these systems and products propagate, Summus’ strategy of  third party application development using the BlueFuel platform will expand the portfolio of end user services accessed via mobile devices.

The evolving wireless and mobile markets have introduced a new service opportunity to compliment those offered by wireless carriers.  This new service opportunity offered by Mobile Virtual Network Operators (“MVNO’s”) entails the distribution of wireless handsets to end-users that are sold with a set number of airtime minutes per month and are prepackaged with a set of wireless applications for which the end-user pays a fixed monthly fee.  In addition to the bundled wireless applications, the end-user will be able to purchase additional wireless applications on a premium basis. We believe the MVNO service opportunity represents an excellent early stage market opportunity to provide a complete solution to the end-user.  This solution fully leverages Summus’ BlueFuel platform and exego and allows Summus to demonstrate the benefits of seamless personal network of resources, along with the robustness of the new services provided by BlueFuel.

As part of our strategy in engaging and enabling MVNO’s, Summus has signed an agreement, during the fourth quarter of 2002, with Single Touch Interactive to supply to it’s targeted subscriber base, a suite of bundled mobile applications as well as premium service applications based on Summus’ BlueFuel architecture.   Under the terms of this agreement, Summus will receive a monthly fee for each prepackaged, application bundled handset sold by Single Touch Interactive, with a minimum of 60,000 guaranteed end users by the end of the first contract year. Summus will also be able to earn additional fees for premium applications purchased by the end-user.   Summus is pursuing business relationships with additional MVNO’s.

Applications Development

Summus continues to position itself as a supplier of solutions that can run on multiple wireless platforms supporting the mobile and wireless marketplace.  Summus has developed wireless applications utilizing BlueFuel™, Summus’ Superfast, Superthin™ platform designed for efficient and easy interaction with information in the mobile environment.  BlueFuel can be made available on the BREW™, JavaTM 2  Micro Edition (J2METM), Symbian OS, PocketPC, Palm OS and Wireless Application Protocol (WAP) wireless operating systems or platforms.  Commercially available applications include:

  exego– exego was launched by Verizon Wireless on a national basis in June 2002 and enables users to: (1) view and share digital photos on wireless phones; (2) store, move, send and share documents, spreadsheets, presentations or any other type of file using wireless phones; and (3) send and receive email and instant messages.  This application is commercially available as a one-time purchase or on a monthly subscription basis on the Verizon Wireless network utilizing the BREW platform.
  ZIO Interactive’s Ultimate Golf Challenge – Ultimate Golf Challenge – Powered by BlueFuel, launched by Verizon Wireless on a national basis in September 2002, allows users of any handicap to experience the challenges of skill and decision-making faced on a real 18-hole golf course.  This application is commercially available as a one-time purchase or on a monthly subscription basis on the Verizon Wireless network utilizing the BREW platform.
  ZIO Interactive’s Nineball – Nineball – Powered by BlueFuel, launched by Verizon Wireless on a national basis in August 2002, is a fast paced billiard game that users can play against a friend or a virtual opponent on wireless phones.  This application is commercially available as a one-time purchase or on a monthly subscription basis on the Verizon Wireless network utilizing the BREW platform.
  Snapfish Mobile – launched by AT&T on a national basis in September 2002, is a BlueFuel powered photo-sharing application that gives users the ability to view, store, manage, and print all of their photos right from their mobile phone.  This application is commercially available on a monthly subscription basis on the AT&T mMode wireless service utilizing the WAP platform.

exego and the ZIO Interactive applications  are currently available on the Sharp Z800 and Motorola T720 handsets and will be available on several additional handsets before the end of 2002.  Snapfish Mobile is currently available on the Sony Ericsson T68i wireless phone and we anticipate will be available on several additional handsets before the end of 2002.  All our commercially available applications are being received well in the marketplace, and we anticipate a growing demand once each application is available on additional handsets.

Development of Relationships with Leading Wireless Carriers

Several wireless applications developed by Summus are currently in trials being conducted by ALLTEL, US Cellular and NetCom, a Scandinavian-based wireless carrier.   Summus anticipates that successful completion of the testing will lead to full-scale deployment of its BlueFuel applications with each of these carriers in 2003, though none of the carriers for whom we have agreements are contractually committed to do so.

Forging Relationships with Content Providers

Summus is actively working with ZIO Interactive, a Korean based game developer, to develop more wireless applications that will enable the distribution of ZIO Interactive games over the BREW, J2ME and other platforms. ZIO Interactive’s Nineball and Ultimate Golf

Challenge are powered by BlueFuel and distributed worldwide by Summus, except for Korea and Japan, where ZIO Interactive is the sole distributor.

Summus has a contractual relationship with Snapfish, the nation’s leading online photo service.  This application which allows personal photo sharing is now available to wireless subscribers of AT&T Wireless’s mMode service.  Summus has also made Snapfish Mobile nationally available to wireless carriers that support WAP.  The BREW implementation of Snapfish Mobile has been submitted for testing to the National Standards Test Laboratory ( NSTL ), an independent testing entity contracted by QUALCOMM, on multiple handsets including the Sharp Z800 and Motorola T720.  Summus anticipates that the testing will be completed during the fourth quarter of 2002 and that Snapfish Mobile will be rolled out with multiple carriers.  Applications using WAP are subject to carrier specific testing only.

Summus has contracted with several other content providers such as the Associated Press, FunCaster, Iteris, Service Objects, FreeRealTime.com, and FAST Search and Transfer to develop applications targeted to specific mobile and wireless niche markets.  Several of these applications have been submitted for testing to NSTL on multiple handsets, including the Sharp Z800 and Motorola T720.  Summus anticipates that these testing procedures will be completed during the fourth quarter of 2002. The above-mentioned partner applications will be initially rolled out on the BREW platform and will utilize the BREW business model.

Adapting Applications for Multiple Handsets

One of the keys to Summus’ efforts to establish itself in the market is making its applications available on multiple handsets.  To date, several applications developed by Summus have been successfully tested on over 10 different handsets supporting the BREW, J2ME, Symbian or the WAP platforms.   The Company has submitted several new applications for certification testing to NTSL on multiple handsets.  Once certification testing is complete, these new applications will be available for national deployment by wireless carriers.  We plan to continue to port our applications to new handsets as they become available to the carriers.

Results of Operations

As explained in Note 1 to the consolidated condensed financial statements included in this Form 10-Q, the acquisition of Summus, Ltd.’s assets and operations in February 2001 was accounted for as a capital transaction, accompanied by a recapitalization.  By accounting for the transaction as such, the transaction is effectively viewed as the issuance of stock by Summus, Ltd. in exchange for the net monetary assets of HSNS, accompanied by a recapitalization of Summus, Ltd.  The accounting for the transaction is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.  As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of Summus.

Three Months ended September 30, 2002 compared to Three Months ended September 30, 2001

Revenues.  Total revenues decreased $80,844 to $36,435 in the three months ended September 30, 2002, down 68.9% from $117,279 in the three months ended September 30, 2001. The decrease in revenues resulted from a shift in our focus during 2002.  During the three month period ended September 30, 2002, all of our resources were dedicated to the development of solutions for the mobile and wireless market.  Consequently, we did not perform any government contract services during the three-month period ended September 30, 2002.  Such services were the primary source of revenue during the three-month period ended September 30, 2001.  All revenue earned during the three months ended September 30, 2002 related to our mobile and wireless applications and related contracts.

Costs of Revenues.  Total costs of revenues decreased $2,127 to $52,261 in the three months ended September 30, 2002, down 3.91% from $54,388 in the corresponding period of the prior year. Cost of revenues for the three months ended September 30, 2002 were comprised of direct costs associated with sale and delivery of our technology, including exego, our first commercial software application. The costs incurred during this period were primarily fixed costs consisting of a monthly third party hosting fee. Costs of contracts and license fees for the three months ended September 30, 2001 were comprised primarily of salaries and related costs of providing government contract services.

Gross Profit. Total gross profit decreased $78,717, or 125.16%, from a positive $62,891 to a negative $(15,826) for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. The overall decrease resulted primarily from the shift in our focus during 2002, whereby all of our resources were dedicated to the development of solutions for the mobile and wireless market.  Consequently, we did not perform any government contract services during the three-month period ended September 30, 2002. The negative gross profit resulting from the licensing of our technology during the three months ended September 30, 2002 is a result of deducting costs that are primarily fixed in nature from technology license revenue.  The fixed costs, primarily consisting of monthly third party hosting fees, were greater than the associated revenue, resulting in a negative gross profit for the three months ended September 30, 2002.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three months ended September 30, 2002, were $1,547,452, compared to $2,238,529 for three months ended September 30, 2001. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect cost reduction efforts during the current period, offset by additional costs associated with the launching of our commercial software applications in the mobile and wireless market.  Additionally, the selling, general and administrative costs incurred during the three-month period ended September 30, 2001 include legal and accounting costs incurred with our successful efforts to regain our listing status on the OTC Bulletin Board.

Non-Cash Settlement.  Non-cash settlement for the three months ended September 30, 2001, in the amount of $1,051,915 is entirely attributable to the settlement of claims of Van Ernst Jakobs N.V. See Note 9 to the consolidated condensed financial statements included in this Form 10-Q.

Non-Cash Compensation.  Non-cash compensation for the three months ended September 30, 2002 was $44,146 compared to $126,794 for the three months ended September 30, 2001.  Non-cash compensation for the three months ended September 30, 2002 reflects the amortization of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

During the three months ended September 30, 2001, stock options were granted to employees at prices below the fair market value of the underlying common stock resulting in non-cash compensation of $184,478, of which $64,478 was charged to expense during the three months ended September 30, 2001.  The remaining amount, $120,000 has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs.  The remaining amount of non-cash compensation for the three months ended September 30, 2001 of $62,316, reflects the amortization for the three months of deferred compensation resulting from stock options granted in prior years at prices below the fair market value of the underlying common stock.

Research and Development.  Research and development expenses for the three months ended September 30, 2002, were $152,819 compared to $149,042 for the three months ended September 30, 2001. The increase in these expenses during the current period was primarily due to a reallocation of employees who previously worked on governmental contracts.  During the three months ended September 30, 2002, there were no governmental contracts in process, and accordingly, all employees who were previously assigned to work on such contracts were assigned to work on research and development activities in the mobile and wireless sector.

Non-Cash Consulting Expense.  Non-cash consulting expense for the three months ended September 30, 2002, in the amount of $79,143 is attributable to:  (1) the issuance of 125,000 shares of restricted common stock and 39,032 options and warrants to purchase restricted common stock to consultants for services valued at $38,155; (2) $25,988 of amortization of deferred consulting expense relating to three stock options granted to three new members of our Advisory Board during 2002; and (3) a stock option granted to a member of our Advisory Board for consulting services resulting in total deferred consulting expense of $40,000, of which $15,000 was charged to expense during the three months ended September 30, 2002. The remaining amount, $25,000, has been deferred and will be charged to expense as future vesting of the stock option occurs. The value of the stock options granted to the members of the Board of Advisors was determined by using the Black-Scholes option-pricing model.

Net Interest Income (Expense).  Net interest expense for the three months ended September 30, 2002, was $429,926, compared to net interest expense of $10,439 for the corresponding period of the prior year. Net interest expense for the three-month period ended September 30, 2002 includes $9,676 of interest costs associated with capital lease obligations and note agreements, plus the following items associated to the convertible debentures issued on July 19, 2002:

  $190,000, relating to the value, as determined by the Black-Scholes pricing model, of the 1,724,138 warrants issued to the debentures holders;
  $189,655, relating to the value of the beneficial conversion feature associated with the convertible debentures;
  $39,310, relating to placement agent fees, consisting of a cash commission of $30,000 and a warrant to purchase 51,724 shares of common stock that was valued at $9,310 using the Black-Scholes pricing model and;
  $1,285, relating to interest expense incurred while the debentures remained outstanding based on the stated rate of 6% per annum.  At the Company’s election, these interest costs were paid through the issuance of shares of common stock based on the conversion rate of $0.29, resulting in the issuance of 4,429 shares of common stock.

The value of the warrants issued to the debenture holders was initially recorded as a discount to the $500,000 face value of the debentures.  This discount was to be amortized to interest expense over the term of the debentures. Since all of the debentures were converted into common stock during the three months ended September 30, 2002, the total value assigned to the warrants became fully amortized to interest expense. The beneficial conversion feature was recorded since the conversion price of the debentures was below the fair market value of our common stock on the date the convertible debentures were issued.  This non-cash charge was recorded immediately as interest expense because the debentures were convertible upon issuance.

Net interest expense for the three-month period ended September 30, 2001 includes interest costs associated with capital lease obligations and note payable agreements of $10,439.

Loss from Discontinued Rich Media Direct Operations.  Summus recorded a loss from operations of its "rich media direct" business of $85,810 for the three months ended September 30, 2001. Our divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.  See Note 7 to the consolidated condensed financial statements included in this Form 10-Q.

Net Loss.  As a result of the factors discussed above, the net losses for the three months ended September 30, 2002 and 2001 were $2,269,312 and $3,599,638, respectively.

Nine Months ended September 30, 2002 compared to Nine Months ended September 30, 2001

Revenues.  Total revenues decreased $309,455 to $315,003 in the nine months ended September 30, 2002, down 49.6% from $624,458 in the nine months ended September 30, 2001. The decrease in revenues resulted from a shift in our focus during 2002.  Beginning in the second quarter of 2002, all of our resources became dedicated to the development of solutions for the mobile and wireless markets.  Beginning in the second quarter of 2002, we ceased performing any government contract services.  All revenue earned during the second and third quarters of 2002 related to the licensing of technology and related contracts. Government contract services were the primary source of revenue during the nine-month period ended September 30, 2001.

Costs of Revenues.  Total costs of revenues decreased $153,449 to $136,695 in the nine months ended September 30, 2002, down 52.9% from $290,144 in the corresponding period of the prior year. Costs of contracts and license fees for the nine months ended September 30, 2002 were a combination of salaries and related costs of providing government contract services during the first three months and costs associated with sale and delivery of our technology, including exego, the Company’s first commercial software application for the remaining six months of the nine month period. Costs of contracts and license fees for the nine months ended September 30, 2001 were comprised primarily of salaries and related costs of providing government contract services.

Gross Profit. Total gross profit decreased $156,006, or 46.7%, to $178,308 for the nine months ended September 30, 2002, compared with $334,314 for the nine months ended September 30, 2001. The overall decrease resulted primarily from a shift in our focus during 2002. Beginning in the second quarter of 2002, we ceased performing any government contract services. All revenue earned during the second and third quarters of 2002 related to the licensing of technology and related contracts. The gross profit resulting from the licensing of our technology is a result of deducting costs that are primarily fixed in nature, primarily third party hosting fees, from technology licensing revenue. The gross profit resulting from government contract services is a result of deducting salaries and related costs from contract service revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the nine months ended September 30, 2002, were $5,088,280, compared to $5,763,506 for nine months ended September 30, 2001. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflects cost reduction efforts during the current period, offset by additional costs associated with the launch of our first commercial software application in the mobile and wireless market. Additionally, the selling, general and administrative costs in the nine month period ended September 30, 2001 include legal and accounting costs incurred with the Company’s efforts to regain its listing status on the OTC Bulletin Board.

Non-Cash Settlement.  Non-cash settlement for the nine months ended September 30, 2001, in the amount of $1,051,915 is entirely attributable to the settlement of claims of Van Ernst Jakobs N.V. See Note 9 to the consolidated condensed financial statements included in this Form 10-Q.

Non-Cash Compensation.  Non-cash compensation for the nine months ended September 30, 2002 was $319,854 compared to $899,056 for the nine months ended September 30, 2001.  Non-cash compensation for the nine months ended September 30, 2002 of $319,854, reflects $158,496 of amortization for nine months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The remaining amount of $161,358 reflects stock options that were granted to an employee with exercise prices below the estimated fair value of the underlying common stock.

During the nine months ended September 30, 2001, stock options were granted to employees at prices below the fair market value of the underlying common stock resulting in non-cash compensation of $1,064,166, of which $703,666 was charged to expense during the nine months ended September 30, 2001.  The remaining amount, $360,500, has been classified as deferred compensation and will be charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the nine months ended September 30, 2001, of $195,390, reflects the amortization for the nine months of deferred compensation resulting from stock options granted during the prior year at prices below the fair value of the underlying common stock.

Research and Development.  Research and development expenses for the nine months ended September 30, 2002, were $468,661 compared to $366,428 for the nine months ended September 30, 2001. The increase in these expenses during the current period was primarily due to a reallocation of employees who previously worked on governmental contracts.  During the second half of the nine month period ended September 30, 2002, there were no governmental contracts in process and accordingly, all employees who were previously assigned to work on such contracts were assigned to work on research and development activities in the mobile and wireless sector.

Non-Cash Consulting Expense.  Non-cash consulting expense for the nine months ended September 30, 2002, in the amount of $797,161 is attributable to the following: (1) the issuance of 298,605 shares of restricted common stock and 436,282 options and warrants to purchase restricted common stock to consultants for services valued at $710,652; (2) stock options granted to three new members of our Advisory Board during the nine months ended September 30, 2002 resulting in deferred consulting expense of $103,950, of which $71,509 was charged to expense during the nine months ended September 30, 2002; and (3) a stock option granted to a member of our Advisory Board for consulting services resulting in total deferred consulting expense of $40,000, of which $15,000 was charged to expense during the nine months ended September 30, 2002.  The remaining amounts of deferred compensation not charged to expense will be charged to expense as future vesting of the stock options occurs.   The value of the stock options granted to consultants, including the members of the Board of Advisors, was determined by using the Black-Scholes option-pricing model.

Net Interest Income (Expense).  Net interest expense for the nine months ended September 30, 2002, was $459,186, compared to net interest expense of $22,512 for the corresponding period of the prior year. Net interest expense for the nine-month period ended September 30, 2002 includes interest costs associated with capital lease obligations and note payable agreements of $38,936, plus the following items associated to the convertible debentures issued on July 19, 2002:

  $190,000, relating to the value, as determined by the Black-Scholes pricing model, of the 1,724,138 warrants issued to the debentures holders;
  $189,655, relating to the value of the beneficial conversion feature associated with the convertible debentures;
  $39,310, relating to placement agent fees, consisting of a cash commission of $30,000 and a warrant to purchase 51,724 shares of common stock that was valued at $9,310 using the Black-Scholes pricing model and;
  $1,285, relating to interest expense incurred while the debentures remained outstanding based on the stated rate of 6% per annum.  At the Company’s election, these interest costs were paid through the issuance of shares of common stock based on the conversion rate of $0.29, resulting in the issuance of 4,429 shares of common stock.

The value of the warrants issued to the debenture holders was initially recorded as a discount to the $500,000 face value of the debentures.  This discount was to be amortized to interest expense over the term of the debentures. Since all of the debentures were converted into common stock during the three months ended September 30, 2002, the total value assigned to the warrants became fully amortized to interest expense during this period. The beneficial conversion feature was recorded since the conversion price of the debentures was below the fair market value of our common stock on the date the convertible debentures were issued.  This non-cash charge was recorded immediately as interest expense because the debentures were convertible upon issuance.

  Net interest expense for the nine-month period ended September 30, 2001 includes interest costs associated with capital lease obligations and note payable agreements of $22,512.

Loss from Discontinued Rich Media Direct Operations.  Summus recorded a loss from operations of its "rich media direct" business of $135,798 and a loss on disposal of $215,500 for the nine months ended September 30, 2001. The Company's divestiture of this business included the sale of Douglas May & Co. to Mr. May on September 19, 2001.  See Note 7 to the consolidated condensed financial statements included in this Form 10-Q.

Net Loss.  As a result of the factors discussed above, the net losses for the nine months ended September 30, 2002 and 2001 were $6,954,834 and $8,120,401, respectively.

Liquidity and Capital Resources

As of September 30, 2002, the Company had $398,958 of cash on hand and negative working capital of approximately $4.3 million. During the third quarter of 2002, we funded our operations primarily through the sale of 3,961,712 shares of our restricted common stock and warrants to purchase 7,919,424 shares of common stock to accredited investors, for gross proceeds of $1,269,300 and through the issuance of 6% convertible debentures and warrants to purchase 1,724,138 shares of common stock for gross proceeds of $500,000.  We anticipate that the sale of our equity and debt securities to accredited investors will continue to represent the primary source of our liquidity until we obtain funding from institutional sources and generate positive cash flow from operations.  We are currently discussing funding with various institutional investment groups; however we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms.  We may have to sell equity and debt securities at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership.  Our continuation as a going concern depends on our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.  In light of our financial condition and operating losses, our auditors have included in their report on our 2001 audited consolidated financial statements, an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

The vendor to which Summus owed the largest amount as of September 30, 2002 was Analysts International Corporation ("AIC"), which provided us with computer programming services during the 1999-2000 periods. Summus entered into a settlement agreement and release, dated August 7, 2001, with AIC. Under the terms of the settlement agreement, we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness is paid in full.  As of September 30, 2002, all monthly installments due under the settlement agreement have been paid.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that it will require approximately $7 to 12 million in working capital within the next twelve months to complete the domestic rollout of our operations, as well as the expansion of our operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America.

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

Cash Flow used in Operating Activities.  Net cash used in operating activities was $5,748,920 in the nine months ended September 30, 2002, compared to $4,895,683 in the corresponding period of the prior year. The increase in net cash used in operating activities was primarily due to: (1) additional costs associated with the launch our first commercial software application in the mobile and wireless market, and (2) a greater reduction during the nine months ended September 30, 2002 of our accounts payable and accrued expense accounts through cash payments as compared to the corresponding period in the prior year.

Cash Flow from Investing Activities.  Net cash used in investing activities was $38,886 in the nine months ended September 30, 2002, representing the purchase of computer equipment. Net cash used in investing activities during the nine months ended September 30, 2001 was $337,451, representing the capitalization of internal software development costs.  We subsequently wrote off these costs in the fourth quarter of 2001 due to a revision in our business plan and associated projected cash flow projections.

Cash Flow from Financing Activities.  Net cash provided by financing activities was $6,070,792 in the nine months ended September 30, 2002 compared to net cash provided by financing activities of $5,271,390 in the corresponding period of the prior year. Net cash provided by financing activities in the nine months ended September 30, 2002 related to:

  the sale of 7,538,813 shares of our common stock, along with warrants to purchase an additional 15,104,560 shares of common stock, at exercises prices ranging from $0.50 to $2.80 per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $5,756,481;
  The issuance of 6% convertible debentures, along with warrants to purchase an additional 1,724,138 shares of common stock, at exercise prices ranging from $0.47 to $0.59 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregated gross proceeds of $500,000;
  $22,750 consisting of $12,750 in proceeds from the exercise of stock options and $10,000 in cash collections on a stock subscription receivable; and
  $208,439 in principal payments on capital lease obligations and note payable agreements.

Net cash provided by financing activities in the nine months ended September 30, 2001 related to:

  the sale of 2,179,956 shares of our common stock, along with warrants to purchase an additional 4,637,346 shares of common stock, at exercises prices ranging from $3.50 to $5.25 per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $4,953,157;

  $2,521, representing proceeds from the exercise of stock options for 6,043 shares of common stock;
  $540,000 representing the proceeds of a loan from HSNS extended under the terms of the Asset Purchase Agreement. Upon the closing the HSNS-Summus, Ltd. business combination, the indebtedness was cancelled in its entirety;
  $124,288 in principal payments on capital lease obligations; and
  $100,000 in cash payments in partial settlement of the Dunavant loss contingency.

New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring non-amortization of goodwill and indefinite-lived intangible assets apply to goodwill and indefinite-lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS 142 on January 1, 2002. The effect of adopting SFAS 142 by us beginning January 1, 2002 did not have a significant effect on our operating results, cash flows or financial position.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for years beginning after December 15, 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,”and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” We adopted Statement No. 144 as of January 1, 2002, and we do not expect this adoption to have a significant effect on our operating results, cash flows or financial position.

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).   SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and will be adopted by us in fiscal 2003.  We do not expect the adoption of SFAS 143 to have a material impact on our results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections.  SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by us on July 1, 2003.  We do not expect the adoption of SFAS 145 to have a material impact on our results of operations, financial position or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146, which superseded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  We do not expect the adoption of SFAS 146 to have a material impact on our results of operations, financial position or cash flows.

Description of Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses.  We have identified the following critical accounting policies that affect the more significant estimates and judgments used in the preparation of our financial statements.  On an on-going basis, we evaluate our estimates, including those related to the matters described below.  These estimated are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could vary from those estimates under different assumptions or conditions.

Valuation of Equity Instruments

We have utilized our equity securities, including common stock and options/warrants to purchase common stock, to pay for services and to settle obligations owed to employees and creditors. The issuance of equity instruments as payment for services rendered to Summus results in the recording of non-cash compensation or consulting expense as the services are performed.  We utilize the Black-Scholes option-pricing model to determine the value of options or warrants issued as payment for services.  Underlying the Black-Scholes option-pricing model are several assumptions that are evaluated by management and include: (1) a dividend yield; (2) a common stock volatility factor; (3) the risk free interest rate; and (4) the expected life of the option or warrant. The Black-Scholes model also requires an estimation of the Company's common stock price on the date of issuance.  Management evaluates each of these assumptions on a periodic basis in order to determine the value of the equity instruments used as payment for services as well as to record the associated expense.  As conditions change, our evaluation of the assumptions underlying the Black-Scholes option-pricing model may change that can result in differing values of equity instruments issued for services between reporting periods.  In a similar manner, when stock options or warrants are used to settle obligations owed to creditors, we utilize the Black-Scholes option-pricing model to value the options or warrants.  If the equity instruments are issued for a recorded liability, the value of the equity instruments will be used to remove the recorded liability and any difference in value between the recorded liability and the equity instruments would be charged or credited to the statement of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not use any derivative financial instruments for hedging, speculative or trading purposes. Our exposure to market risk is currently immaterial.

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended September 30, 2002, Summus issued an aggregate of 6,070,280 shares of its common stock to 45 persons and entities, all of who are “accredited investors”. These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

Stock Issuances for Cash

From July 1, 2002 to September 30, 2002, Summus issued an aggregate of 3,961,712 shares of common stock to 34 accredited investors (all of whom were unaffiliated with us) for a price per share ranging from $0.30 to $0.40, and issued warrants to purchase, at exercise prices ranging from $0.60 to $1.40 per share, an additional 7,919,424 shares of common stock, for aggregate consideration of $1,269,300. In connection with these transactions, Summus issued warrants to purchase 1,250 shares of its restricted common stock as a placement fee to one-individual and cash commissions of $80,712 to an outside director. The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name(s) of Purchaser	Number of Shares
Jere A. Ayers	190,000
James D. Bailey	40,000
William B. Bandy	300,000
Robert A. Bell	50,000
Thomas Bivens	83,333
Robert P. Black	25,000
James G. Burgio	50,000
Douglas D. Cline	166,667
Francis J. DePoortere	40,000
Christopher V. Devone	33,333
Herbert E. Fitgerald III	28,571
Fraham Family Partnership	125,000
Gregory E. Gilbert	53,500
Neil R. Gunther	123,333
Donald D. Hammett	857,143
John D. & Arthur L. Hargraves	133,333
L. Worth Holleman, Jr.	50,000
Marion Jablonski	50,000
Stanley W. Jablonski	200,000
Gary Wayne McKeel	100,000
Precision Wires & Strips S.A.	240,000
Ken Purgason	33,333
Michel Schnyder	166,667
Stephan Charles Schnyder	210,000
Robert G. Schrader	33,333
Richard J. & Rita Seifert	62,500
Belvin G. Smith	100,000
H. Randolph Straughan III	33,333
William C. Thacker	50,000
Trent Capital Mgmt., Inc. 401K FBO I. James Folds	50,000

Harvey T. Underwood	50,000
Richard L. Vanstory	100,000
Gomar Vijverman	100,000
Herbert L. White	33,333

Stock Issuances for Services

On September 3, 2002, Summus issued 125,000 of its restricted common stock to National Capital Companies, Inc. and certain of its affiliates in connection with a consulting agreement.

In August 2002, Summus issued 20,000 shares of restricted common stock to Vision Corporate Consulting as partial payment on amounts owed for consulting services.

In July 2002, 235,000 shares of restricted common stock were issued as a repayment of an outstanding note payable balance of $87,500.

Stock Issuances in Connection with Convertible Securities

On July 26, 2002, 844,828 shares of common stock were issued upon the conversion of $245,000 of convertible debentures originally issued on July 19, 2002.

On August 6, 2002, 534,483 shares of common stock were issued upon the conversion of $155,000 of convertible debentures originally issued on July 19, 2002.

On August 20, 2002, 344,828 shares of common stock were issued upon the conversion of $100,000 of convertible debentures originally issued on July 19, 2002.

In September 2002, 4,429 shares of common stock were issued as full and final payment of interest earned on the convertible debentures from the original issue date of July 19, 2002 through the last conversion date of August 20, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit Number	Exhibit Description
99.1	Certification of Periodic Financial Reports, by Dr. Bjorn D. Jawerth, Chief Executive Officer
99.2	Certification of Periodic Financial Reports, by Robert S. Lowrey, Chief Financial Officer.

(b)  Reports on Form 8-K

During the quarterly period ended September 30, 2002, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

(1)          Current Report on Form 8-K dated as of July 10, 2002 (Item 5. Other Information)

(2)          Current Report on Form 8-K dated as of August 9, 2002 (Item 5. Other Information)

(3)          Current Report on Form 8-K dated as of September 17, 2002 (Item 5. Other Information)

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	SUMMUS, INC. (USA) By: /s/ BJORN D. JAWERTH Björn D. Jawerth Chief Executive Officer

Date: November 14, 2002	By: /s/ ROBERT S. LOWREY Robert S. Lowrey Chief Financial Officer

CERTIFICATION

I, Björn D. Jawerth, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Summus, Inc. (USA).

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

  /s/ Björn D. Jawerth
Björn D. Jawerth
Chairman of the Board
and Chief Executive Officer

CERTIFICATION

I, Robert S. Lowrey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Summus, Inc. (USA).

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

   /s/ Ropbert S. Lowrey
Robert S. Lowrey
Chief Financial Officer