Form 10-K
period 2002-12-31
SUMMUS INC USA
filed 2003-03-31
CIK 1104332

=============================================================================
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.001 per share

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☑  No ☐

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2002 was approximately $19,500,000 based on the average of the bid and asked price of the stock reported for such date.  For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of March 15, 2003 was 57,403,703.

SUMMUS, INC. (USA)
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements made in the section of this annual report under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this annual report containing the words "believes," "anticipates," "plans," “should,” "expects", “intends” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties, and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. Some of the most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

  a lack of sufficient financial resources to implement our business plan, which has resulted in our receiving a "going concern" opinion from our independent auditors with respect to our audited financial statements as of and for the year ended December 31, 2002;

  our ability to generate sufficient working capital to meet our operating requirements;

  our future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);

  our future revenue opportunities;

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

  our new product development and acceleration of commercial deployment of such products;

  the future adoption of our current and future products, services, and technologies;

  the future growth of our customer base;

  technological competition, which creates the risk of our technology being rendered obsolete or noncompetitive;

  the lack of patent protection with respect to our technology; and

  potential infringement of the patent rights of third parties.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this annual report.  In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, you should not consider the

-i-

inclusion of such information as a representation by us or anyone else that we will achieve such results.  We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make in our subsequent quarterly reports on Form 10-Q, current reports on Form 8-K, annual reports on Form 10-K, and other reports filed with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and assumptions relevant to our business in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” section of this annual report.  These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect us.

-ii-

ITEM 1.          BUSINESS.

Overview

Summus’ predecessor company, High Speed Net Solutions, Inc., was founded in 1984.  Summus, Ltd. was merged into High Speed in February 2001.  High Speed changed its name in February 2002 to Summus, Inc. (USA).  Our goal is to be the leading developer of applications and information processing tools that optimize the wireless multimedia experience.  Our solutions are developed using our BlueFuel™ platform and will enable the evolution of mobile and wireless devices from communication devices to control devices for dynamically changing personal networks.  We have designed and developed a suite of compelling end-user applications built on our BlueFuel architecture; see “ - Our Products” below.  Our BlueFuel platform enables information mobility, management and exchange tasks on low-, mid- and high-tier cellular handsets over existing second generation (2G) wireless networks as well as 2.5G and 3G networks.  Our vision is to capitalize on the opportunity to seamlessly integrate all the resources (data, devices, and communication networks) the user depends on to carry out everyday tasks, wherever and whenever the user wants to.

The Market Opportunity

Market research sources project significant growth in the mobile and wireless market.  Revenues in the multi-billions of dollars are predicted over the next 2-4 years in several sectors within the mobile and wireless arena.  These sectors include streaming media, multimedia services, location-based services and multimedia messaging.  Over the next ten years, Telecompetition, Inc., projects that the market for advanced mobile and wireless services will exceed $275 billion.  Ultimate success in the mobile and wireless market will require overcoming two significant challenges:

  developing and delivering compelling user experiences; and

  enabling the value chain through a strong business model, effective partnering strategies, and technical expertise.

Compelling End-User Experience

We believe the mobile and wireless market is presently underserved.  Currently, most mobile and wireless solutions offered fail to meet the needs and expectations of the mobile end-user due to at least one of the following reasons:

  Functionality focuses on delivering the PC/Internet experience to the cellular handset, not on creating functionality that extends the reach of the user through information mobility and the “on-the-fly” decision-making.

  Solutions are defined narrowly to meet the needs of a specific functional niche (e.g., messaging or alerts), not on solutions that personalize the use, access, and processing of information.

  More bandwidth and specialized hardware are necessities for delivering solutions, rather than effective and efficient uses of existing resources.

We believe that a successful solution will need to address the above issues.  We anticipate solutions in the marketplace to address the following functional capabilities:

  common user interface across activities;

  dynamic tracking and alerts for news, events, and activities;

  instant messaging;

  information management and messaging;

  remote decision support (comparative shopping, information resources, analysis, etc.);

  scheduling and calendar management;

  location-based services; and

  mobile commerce (m-commerce).

Enabling the Value Chain

The wireless and mobile value chain consists of all the elements necessary to bring a solution to the mobile end-user, including applications, content, network infrastructure, devices and network connection service.  No solution for the wireless and mobile environment can be developed in isolation;  all parts of the value chain must be considered.  The challenge in creating a successful solution is to synchronize the elements of the value chain across companies to deliver the total mobile and wireless solution to the end-user.  Critical players include the builders and operators of the global communications infrastructure, the information and content providers, content aggregators, and the mobile and wireless device manufacturers.

 Our Strategy

To become a leading provider of efficient information processing solutions for the mobile and wireless market, we intend to use our technology assets to build solutions that provide a compelling user experience for consumers in the mobile and wireless environment, leverage these assets and solutions for growth by entering into strategic partnerships and commercial alliances, and employ a carefully designed intellectual property strategy to protect out market position, once established.

Our strategy is to apply our technology assets and experience with the objectives of:

  exploiting the market opportunity for mobile and wireless solutions by delivering compelling end-user applications for remote access to and processing of information resources via handheld devices;

  providing middleware products, which are a set of Application Program Interfaces (“APIs”), tools, and underlying efficient connectivity components comprising the BlueFuel platform, that provide seamless integration with access points into the carrier “pipeline” for participants in the value chain; and

  establishing BlueFuel as a leading architecture for efficient information processing through mobile and wireless platforms, thereby establishing  Summus as a leading provider of solutions, tools and services supporting BlueFuel.

To achieve these objectives, our business model contemplates leveraging our technology assets to provide all participants in the value chain with an economic motivation to provide their respective pieces of the solution.  The partnering challenge is to recruit and enter into agreements with other companies to provide a total solution to the end-user.  We have secured a number of relationships across the value chain and continue to seek additional relationships to ensure that our products and services will be compelling and available to end-users, as described below.

Semiconductor and Device Designers and Manufacturers

Our relationship with semiconductor and device designers and manufacturers will revolve around embedding our BlueFuel components for more efficient content rendering using the microprocessors or digital signal processors (DSPs) in digital cell phones and PDAs.

We have designed and developed our BlueFuel platform to support video and image delivery, multimedia messaging, resource management, mapping, as well as 3D graphics delivery and rendering, that is compatible with QUALCOMM's Binary Runtime Environment for Wireless (BREW™) wireless operating system.  BREW is an applications platform for wireless devices using a variety of air interfaces.  Among these are Code Division Multiple Access (CDMA), which is expected to be the leading standard for third-generation, high-speed wireless voice and data communications; notwithstanding that GSM is currently the de facto standard in Europe and Asia, with a reported 824 million subscribers worldwide as of March 2003 (as reported by the GSM Association).  CDMA has a reported 146 million subscribers worldwide as of December 31, 2002 (as reported by the CDMA Development Group).  CDMA (1) has a greater network capacity, as a result of adjusting the transmission rate when there is no voice or data on the channel, (2) rapid and smooth migration to high-speed data capability, thus minimizing service interruptions during technology upgrades, (3) growing international coverage, and (4) the highest transmission speed.  The BREW platform provides a standard programming environment that gives software developers the tools to create compelling wireless applications and services that can be offered by wireless carriers to their customers.  QUALCOMM has established a multi-tiered membership program designed to support the developers of BREW-compatible wireless applications.  We have become a “Select” level developer under that program.  Neither our participation in, nor our status as, a Select developer within the BREW program imposes any obligations on QUALCOMM to enter into any agreement with us related to our products.

In conjunction with our strategy to support multiple mobile operating systems, we are working very closely with Nokia on integrating our products on its Series 40 and Series 60 handsets.  Currently, we are packaging our technology with one of Nokia’s new Series 60 handsets, which is scheduled to be available on two U.S.-based carrier networks early in the second quarter of 2003.  Nokia is a key partner of ours and is one of the leading suppliers of handsets throughout the world.

In January 2002, we entered into a strategic relationship for the wireless network and set-top box markets with Samsung Electronics America, Inc., a global leader in semiconductors, consumer electronics and digital convergence technology, that stipulates that the parties will develop, market and generate business opportunities for the wireless network and set-top box markets.  To date, no business opportunity has arisen from our proposals to Samsung.

Content Providers

In seeking to build relationships with content providers, our approach will be to provide products for encoding and efficient storage, viewing, and manipulation of multimedia content for viewing on digital cell phones or PDAs.  Content providers are accustomed to traditional means of message delivery (i.e., print media and the Internet).  The mobile and wireless media extend the reach of content providers, thereby offering the potential for increased revenue generation.  We have entered into contracts with various content providers to deliver, for example, news, weather, financial, sports and entertainment content, using our BlueFuel platform.

Our business development activities continue to expand with major content brands.  Throughout 2002 and the first quarter of 2003, we have executed contracts with a variety of content providers to build applications utilizing our BlueFuel platform.  Our agreements take one of two forms.  The first form of agreement is a revenue-sharing arrangement in which Summus develops the application using a partner’s content, and the revenue, net of third-party platform and carrier fees, is split between Summus and the content partner.  Our share of net revenue from each of these applications ranges from 7% to 75%.  In the second form of agreement, Summus retains and records all revenue generated from the applications and pays the content provider a monthly fee based on a volume matrix of subscribers accessing that particular partner’s content.

Content partners with which we have executed agreements and the status of each application developed using our BlueFuel platform are listed below:

  ZIO Interactive - We incorporated aspects of our BlueFuel platform and are the primary distributor of ZIO’s mobile and wireless games in the U.S. market.  Currently, we have two games developed on the BREW platform - Nineball, a billiards game, and Ultimate Golf Challenge, a golf simulation game.  Both of these are available on the Verizon Wireless, ALLTEL, and Telstra networks for a one-time purchase or through a monthly subscription.  Nineball and Ultimate Golf Challenge are expected to be available on the J2ME platform by the end of the second quarter of 2003, but they have yet to be tested and deployed on any carrier network in this format.

  Iteris, Inc.   – We have developed a traffic application called Real-Time TrafficTM, in which a subscriber can access traffic information from a cell phone.  This application provides access to live traffic reports for many major metropolitan areas in the United States.  For a monthly subscription price, subscribers can view traffic reports featuring travel times, traffic incidents, freeway images and colorful maps so that they can avoid traffic congestion and efficiently plan their daily commute.  This application is currently available on the BREW platform and is awaiting deployment on a carrier network.
  FunCaster Greetings™ - This application enables a subscriber to use a wireless phone to send a personalized greeting card to any email address.  FunCaster Greetings is available on the BREW platform through the ALLTEL network and is awaiting deployment on additional BREW carrier networks.   FunCaster Greetings is also available on the J2ME platform but has yet to be deployed on a carrier network in this format
  Snapfish – Snapfish Mobile – Powered by BlueFuelTM allows subscribers complete access to their film and digital photos stored on the Snapfish.com website.  Subscribers are able to store, view, share and print digital camera photos via the Snapfish Mobile application.  Snapfish Mobile is available on the BREW platform through the Verizon Wireless and ALLTEL networks and on the WAP platform on the Cingular Wireless network, as well as the AT&T Wireless mMode service network.  Snapfish Mobile is also available on the J2ME platform, but has yet to be deployed on a carrier network in this format.
  ServiceObjects – We have built two applications using content from ServiceObjects.  The first is Package Tracker™, which enables users to monitor their packages on three different shipping services: FedEx, UPS, and the United States Postal Service.  By entering the package tracking number, the application can tell a user when the package was delivered, who delivered it, and who signed for it - all from the user’s wireless phone.  The second ServiceObjects application is ATM Finder™, which offers users the ability to locate the nearest ATM directly from their mobile phone.  Both applications are available on the BREW platform on the ALLTEL network and are awaiting deployment on additional BREW carrier networks.  In addition, Package Tracker is offered as part of a bundled set of applications through Single Touch Interactive, Inc., a Mobile Virtual Network Operator.
  FreeRealTime.com, Inc. – We have developed Stock Tracker™, an application that provides 20-minute delayed stock quotes directly to a subscriber’s mobile device. Stock Tracker provides a subscriber information on the last trade, changes in stock price, volume, and the bid and asked prices of a particular stock.  This application is available on the BREW platform through the Verizon Wireless and ALLTEL networks, and as part of a bundled set of applications through Single Touch.  In addition, we are in the process of developing a real-time stock quoting application that will be available for the investor wanting enhanced stock services.
  Astrology.com – We are in the process of developing an application that will provide horoscope information directly to the mobile phone.   This application is not commercially available at this time.
  The Associated Press – We have developed the AP Photo, News & Sports  application that provides current events and sports information through a cellular handset.  The subscriber logs in to the application to view a photo slideshow with captions of the top news and sports stories from The Associated Press.  AP Photos, News & Sports is available on the BREW platform through the ALLTEL network and is awaiting deployment on additional BREW carrier networks.   This application is also available on the J2ME platform, but has yet to be deployed on a carrier network.

  ABCNEWS.com – We have developed an  ABCNEWS Multimedia Headlines application that provides current events and sports information via a cellular handset. The subscriber logs in to view a photo slideshow with captions of the top news and sports stories from ABC News.  This application is currently being prepared for submission to the National Standards Testing Laboratory (NSTL) for certification testing on the BREW platform.
  ESPN.com – We have developed X Games Top Shots, an application that allows wireless subscribers to view and rank photos showing the best tricks and stunts from the X Games and other action sports events on their mobile phones.  Users can choose to view photos of their favorite athletes from the X Games, or specific categories such as skateboarding and snowboarding. This application is currently being prepared for submission  to NSTL for certification testing on the BREW platform.
  123Greetings  - We are in the process of developing an application that will provide wireless subscribers with one of the largest online selection of greeting cards available today, including invitations, birthday cards, holiday cards, words of encouragement and more.  The 123Greetings.com mobile application will allow subscribers to choose an appropriate category, personalize a greeting, and send the card directly from their mobile phones while on the run, without having to return to a computer.  This application is being internally tested for the J2ME platform.

  TriBond Enterprises– We are in the process of developing an application to replicate the popular board version of this game for the mobile phone.  No timetable has been established for the commercial availability of this application.

  Agence-France Presse(“AFP”) – We are in the process of developing an international news application for AFP that provides current events and sports information through a cellular handset.  We anticipate deployment of this application on the J2ME and Symbian platforms prior to the end of the second quarter of 2003.

  AccuWeather.com– We are in the process of developing a weather application that provides highly accurate localized weather reports with text and images. The application delivers five-day forecasts for more than 43,000 U.S. zip codes, plus international locations, including detailed information on temperature, precipitation, wind speed, visibility, humidity, UV index, pollen count and overall air quality. Satellite and regional radar images are updated every five to 15 minutes, providing both static and animated graphics on changing weather patterns.  We anticipate deployment of this application on the BREW and J2ME platforms prior to the end of the second quarter of 2003.

  Unisys Corporation   - We are in the process of developing a weather application that will provide mobile users with immediate access to real-time weather services specially tailored for local geographic areas.  The service will allow users to access localized, near-distance radar images, track moving storm fronts, and monitor weather-related metrics for their specific location or any other location of their choice. The services will also provide an alert system to notify the user of developing storm conditions and weather-related hazards.  We expect deployment of this application on the BREW and J2ME platforms prior to the end of the second quarter of 2003.

  Fast Search & Transfer - We are in the process of developing, as a feature within our exego™ application, the capability to use a wireless phone to search the World Wide Web for a wider variety of multimedia.  Users will have the ability to view the items they find through the search including images, and in the future other multimedia, on their wireless phone.  Users can store and search content in a personal multimedia storage directory, accessible from their wireless phone or their PC.  We expect deployment of this feature within exego on the BREW, J2ME and Symbian platforms prior to the end of the third quarter of 2003.

  Sentinel Vision - We are in the process of developing, in conjunction with our partner SentinelVision, a notification feature through our exego application that will alert a user to a security event at his/her residence along with associated images.  We are exploring business cases for deployment and are scheduling testing with Sentinel equipment.  We anticipate deployment of this application on the BREW, J2ME and Symbian platforms prior to the end of 2003.

Cellular Carriers

In building relationships with cellular carriers, we have focused on providing technology and products to provide the best user experience and facilitate multimedia content transmission via specific carrier air interface networks (e.g., GSM, TDMA, CDMA) in conjunction with carrier device manufacturers.  We have launched several applications on multiple handsets with the Verizon Wireless and ALLTEL carrier networks.  In addition, we have launched at least one product from our portfolio with AT&T Wireless and Cingular Wireless and are completing trials with U.S. Cellular in the United States.  We have agreements with Telstra, an Australian-based carrier, to launch Nineball™, Ultimate Golf Challenge™ and exego.  Our Nineball application is one of only two applications that has been preloaded on a wireless phone launched by Telstra to help promote sales.  We are also finalizing our development to launch our Snapfish Mobile application with a European-based carrier in the second quarter of 2003.  Our trial with the Scandinavian carrier NetCom to utilize our applications and technology to provide premium services to its enterprise customers has been put on hold while it establishes its marketing and business strategies for data-enabled services.

We are also in discussions with several carriers regarding the rollout of our products using the J2ME and Symbian platforms.  Our expectation is to have a subset of our products available on carriers supporting these additional platforms before the end of the second quarter of 2003.

Our expansion efforts are centered around securing contracts with multiple carriers before year-end 2003.   The anticipated timeframe for rollout on these carriers will ultimately be within the carriers’ control.

Mobile Virtual Network Operators

Mobile Virtual Network Operators (MVNOs) represent an excellent early stage market opportunity for Summus to provide a complete solution to the end-user.  An MVNO is a reseller of wireless carrier airtime and services.  Our standard offering to MVNOs includes a bundle of preloaded applications on targeted handsets as well as access to other Summus applications and customized development.  In addition, Summus intends to offer its middleware products to the MVNOs.   This will allow MVNOs to provide interoperability with carriers and simplified integration of new multimedia content and services.  Our business model for MVNOs includes a guaranteed revenue stream to Summus for preloaded applications and revenue sharing with the MVNO for downloaded premium applications.  Price points for preloaded applications will be determined primarily by the type of applications included in each bundle.  We are structuring the business model for our middleware products to be a combination of licensing fees and revenue sharing.   Currently, we have a contract in place with one MVNO, Single Touch Interactive, Inc., which is offering the following preloaded wireless phones with the respective preloaded applications:

  The Sports Mobile Professional™ Preloaded Phone
➢

My Mobile Office, which is a rebranding of our exego application, is a suite of productivity tools that turns a wireless phone into a remote control device to important electronic files or pictures.  Each My Mobile Office user receives 5MB of web storage where important files and pictures can be stored and later accessed through their wireless phone.  Users can send and/or receive e-mails with attachments, view images, have instant messaging sessions while exchanging pictures, and access an address book that can be maintained from a website.

➢

Package Tracker is a powerful mobile application that allows a user to centrally manage package-tracking activities across multiple carriers such as FedEx, UPS and the United States Postal Service.  By entering the package tracking number, the application can tell a user when the package was delivered, who delivered it and who signed for it - all from the user’s wireless phone.

➢

Stock Tracker provides users with 20-minute delayed quotes of any stock from any major exchange or index, including the NYSE, AMEX, NASDAQ, the Dow Jones Industrial Average, the Russell 2000, the S&P 500, the 10-yr and 30-yr treasury bonds and TheStreet.com index. Stock Tracker also provides the user information on the last trade, changes in stock price, volume, and the bid and asked prices of a particular stock.

➢	AP News & Sports Alerts provides users frequent updates throughout the day on the top news and sports headlines.
  World Wrestling Entertainment™ Preloaded Phone
➢	WWE Superstars enables users to view the bio, images and logo of WWE Superstars. They will also be able to listen to and download WWE-branded ringtones/sportones to their WWE-branded phone.
➢

WWE Alerts and Polls provide users with instant alerts on the latest WWE events and fight results including Smackdown, RAW and Heat.  Users will receive information on upcoming pay-per-view TV events with compelling images and text.  Also, as a part of some alerts, users can participate in wireless instant polls, where they can view real-time results right on their phone.

Our Products

Our BlueFuel Platform

Summus’ BlueFuel architecture is the foundation upon which mobile and wireless activities can be effectively and efficiently executed and is the basis for all of our applications.  BlueFuel occupies a position in the mobile and wireless infrastructure similar to that of the operating system on a PC.  BlueFuel coordinates the interaction of information resources under the technical challenges imposed by devices, networks, information content, and the end-user’s personal preferences.  BlueFuel is a distributed architecture that operates within information-supplying appliances, network servers, storage devices, and end-user devices, including PDAs, handsets, and PCs.  Collectively, these are referred to as “information resources.”  BlueFuel is designed to bring the far reaches of the network-connected world under the control of the end-user in a manner that is as easy as calling a friend on the telephone.  The components that comprise the BlueFuel architecture are the “glue” that binds the various elements of the value chain into a compelling end-user solution and experience.

The mobile and wireless environment invokes several kinds of user activities:

  immediate need (“I need the report update now!”);

  intersection of planned actions with information (“I will need the traffic report at 3:00.”); and

  sharing and collaboration (“I’ll send you the chart.  Please send me your comments.”).

These kinds of activities are based on a single basic operation:  the connection of two or more information resources via a set of specific activities. The interface into the BlueFuel architecture begins with a command to carry out a specific operation. The attributes of the information resources are then coordinated, and the resources are connected to carry out the command in the most efficient way possible.  To accomplish these tasks, the BlueFuel architecture depends on three primary components: BlueFuel information processing modules, the Efficiency Engine™ information resource manager, and BlueFuel utilities or applications, such as exego.

The BlueFuel modules are computationally very efficient information-processing tools designed to extend the performance of today’s mobile and wireless devices. The modules focus on adapting, manipulating, organizing, and encoding information in specific hardware and software environments to meet the efficiency requirements implied by the end-user's request.  It is the focused purpose of these modules that enables image processing five times faster than JPEG-2000, video processing five times faster than MPEG-4, and graphic download times 100 times faster than JPEG-2000.  The module set currently includes BlueFuel Video, BlueFuel Image, BlueFuel Map, and BlueFuel Raster Graphics.  We plan to expand the set to include an array of information resource tools dealing with many different types of information (text, graphics, animation, 3D, etc.) and many different kinds of devices (cameras, printers, pointing devices, etc.).  The Efficiency Engine translates the basic operation into the language of network connections, information formats, user preferences, and device constraints.

The Efficiency Engine is an intelligent resource manager that chooses an efficient way of carrying out a particular activity, balancing the requirements of the network, the devices involved, and the preferences of the user. The Efficiency Engine also saves memory and processing resources by selecting and using only the BlueFuel modules that are necessary for the requested activity.  For instance, if an image is transmitted to a BlueFuel device, the Efficiency Engine only loads the image-decoding component of the architecture, leaving other modules alone, thus selecting an optimized use of device resources to display the image.

Utilities and applications establish the interface between user and solution or function.  They integrate the many aspects of a particular solution or basic operation into a mobility-configured, easy-to-use end-user tool.   Summus’ first such utility/application, exego, enables the end-user to remotely access, copy and process content between two or more information resources.  A defining feature of these applications is instant, "wherever-whenever" access and control of information resources.  These applications make possible such activities as using a cellular handset to move files from a PC to the local fax machine for printing, viewing a personal web-cam from a wireless handset, or finding the lowest price for a best-selling novel by surveying local bookstore inventories from a pager.

The commercial importance of the innovations in BlueFuel is that they have the potential to create the market opportunity for carriers, content providers, handset makers and chipset providers to deliver wireless multimedia sooner (on the current 2G network) and on a much wider range of devices than with other competing technologies.  By driving a lower cost profile for wireless devices (and therefore lower end-user price points), BlueFuel can drive additional volume opportunities for wireless multimedia services.

Our BlueFuel platform addresses  features that participants in this market have identified as key to delivering on the overall value proposition, including:

  cool-processing focused (i.e., addressing size, display, battery life, power dissipation and memory constraints or limitations);

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

  application-specific, end-to-end solutions focused (i.e., providing a full suite of software products from the "player" software for the mobile or wireless device, to the server software, to the tools for multimedia content creation);

  always-on/on-the-fly decision support (i.e., access to content and information anywhere, anytime, which is expected to be possible upon the deployment and implementation of the third generation wireless network infrastructure);

  privacy vs. individualization (i.e., solutions that ensure the privacy of information and security of transactions, yet enable the user to get the content in the time and manner desired);

  information-sharing networks (i.e., providing multimedia messaging capabilities and the ability to share content with others); and

  fast, reliable and robust information access (i.e., making full use of the capabilities of the greater bandwidth of the third-generation wireless network).

Although the rapid and significant technological changes occurring within the wireless communications industry may dictate a change in our product development strategy, we anticipate that our current product and technology portfolio will provide a solid base from which to grow.  Our BlueFuel platform consists of the following components: :

  The Efficiency Engine is a system component designed to efficiently route, store and monitor information flow (traffic) in a network. The Efficiency Engine saves memory and processing resources by selecting and using only those BlueFuel modules that are necessary for the requested activity.  Our architecture makes it possible to efficiently transmit and view content over current and future wired or wireless networks.

  BlueFuel Server is designed for optimized multimedia delivery over wired and wireless networks and utilizes the Efficiency Engine to deliver content to both wired and wireless end-user devices.  It is also responsible for assembling content, interpreting end-user directives and anticipating their wishes.  BlueFuel Server supports Summus' BlueFuel architecture as well as industry standard formats.

  BlueFuel Modules are pluggable and upgradeable software modules for processing multimedia information such as video, image, graphics, animation, 3D, map, and others needed to deliver BlueFuel application solutions.  BlueFuel modules allow application developers to build Superfast, Superthin™multimedia applications for gaming, enterprise solutions, security and surveillance, digital cameras, and m-commerce, to name a few.  BlueFuel modules support multimedia content provided from third-party servers as well as MPEG4 and other formats.  The BlueFuel Modules include:
  BlueFuel  Image — Software enabling image applications on mobile phones and other wireless devices.

  BlueFuel Map —In conjunction with a third-party mapping source, this module will provide users the ability to access, view and interact with traffic maps for metropolitan areas.  This module will enable high quality color or monochrome display of street-level and highway-level maps with text and landmark icons.  In addition, the BlueFuel Map module will enable unlimited panning and zooming of the map, as well as the ability to "click-through" to specific locations, landmarks or points-of-interest to obtain additional information such as address, phone number, or other relevant information.

  BlueFuel Video — Video compression software for multimedia applications.  This software will enable the delivery of multimedia content faster and more efficiently than other methods available today.  The BlueFuel Video software will decode and render content on existing and next-generation devices in smaller file sizes and at faster speeds than prevailing technologies.  Because of its efficiency, mobile handsets will be optimized to deliver better video quality, even with low-bandwidth connection speeds, while at the same time conserving battery power.  We anticipate marketing BlueFuel Video, in conjunction with wireless carriers and manufacturers of cell phones and PDAs, primarily to content providers.

  BlueFuel Raster Graphics - Graphic image compression software for multimedia applications.  The software delivers high quality images faster at lower computational complexity than other graphic image-type compression technologies, such as GIF or PNG for the mobile environment.  The software is currently used to support several of our graphic images based applications, such as FunCaster Greetings.

  BlueFuel Create is a content creation tool designed specifically for optimized user experience for specific types of devices in both the wired and wireless market.  BlueFuel Create will run primarily in a PC environment and take advantage of the Efficiency Engine’s operating environment to provide content for devices on both wired and wireless networks. In addition, a subset of BlueFuel Create may be available in specific devices to take advantage of content compression within the device. This creation tool will support our proprietary technology as well as industry standard formats. We anticipate marketing BlueFuel Create to content providers.

  Presenter is a complete solution that enables users to view PowerPoint slides on their internet browsers, PDAs and cell phones and share the slideshows with others.

  XML Encoder is a tool that converts text XML into binary XML and back, presents visual results after executing ABP pages on XML Servers and creates .h files to help with parsing in BlueFuel browsers.
   XML Designer enables non-technical users to create pages that can be displayed by BlueFuel clients for prototyping applications in BREW, J2ME, and WinCE platforms.

Our Applications

exego

We have developed exego, an information management and exchange application.  exego is our first BlueFuel-based end-user application for the mobile and wireless market.  The application is currently available on the BREW, J2ME, Symbian and Pocket PC platforms and combines the powerful features of e-mail addressing and instant messaging with high quality image management and rendering to enable end-users to instantly exchange text and images from a data repository to a cellular handset or between cellular handsets, and to send images and text via e-mail.  We have agreements with two carriers to preload exego on a specific Symbian device.  The exego application is accompanied by a web-based interface that provides image upload and editing features through the data repository service.  The exego website currently offers the following set of core features:

  instant messaging between exego subscribers, including exchange of both text and media messages;

  multimedia messaging compatibility;

  e-mail addressing, including the capability to send and receive multimedia emails;

  high quality image editing, management, and rendering;

  slideshow creation;

  content organization in the user's own customizable media directory;

  address book for storage of contact information; and

  customizable profile and settings for managing the user's account and customizing features.

We act as the application service provider and provide the infrastructure to host and deliver the transactions for our application subscribers.  We outsource infrastructure required to run our service with a managed hosting company.  The company we entered into a strategic alliance with will supply the necessary computer hardware, network, facilities, disaster recovery and monitoring required to run a 24/7 service for a monthly fee.

Content Provider Applications

Summus has developed several products and services for its content partners using our BlueFuel platform.  These applications are described above in “— Content Providers.”

Photo Services API

Our Photo Services API is targeted at on-line photo-portal services interested in establishing a mobile presence. It provides an open, extensible, tailorable interface to the BlueFuel photo imaging services middleware.

The API offers a selection of options to support the various needs of both the on-line photo portal partner and mobile photo imaging services.  Ease of extensibility, customization, and seamless backwards compatibility are major features of the API.  The interface is based on SOAP and XML, and therefore offers flexibility and extensibility within individual API calls in support of those goals.

  Extensibility -- The API allows easy addition of new calls as future enhancements become available.  This is achieved by allowing photo portal partner implementations to specify exactly which API calls they support.

  Customization-- The API is flexible in regards to exactly which subset of the overall functionality a particular photo portal partner chooses to implement.  Photo portal partners do not need to implement every call in the API, but rather only those that are necessary to support their desired functionality.

  Backward Compatibility-- The API and middleware are designed to support older implementations in the presence of newer extensions. Thus, photo portal partners are not forced to make upgrades to existing implementations in order to match the latest API extensions unless they desire to take advantage of the enhanced functionality.

Legacy Products

In addition to our products aimed at the wireless and mobile market, we have legacy proprietary commercial software products for complex imaging, information management, object recognition and multimedia compression with existing applications in the fields of mobile and wireless communications and information processing. Our current product portfolio in this area includes:

  Wavelet Image Software Developers Kit (SDK) Version 4.1 — This product allows software developers to incorporate our wavelet compression technology within their applications.  Software developers can compress images into smaller file sizes to enable faster downloads without significantly degrading image quality.  Optimizing limited storage capabilities and lower bandwidth connections, products incorporating the Wavelet Image SDK can provide viewers with greater viewing enhancement, including image magnification or enlargement, the flexibility to control the compression ratio which determines speed and quality, and the ability to select specific areas or regions of interest for greater levels of detail.  The Wavelet Image SDK was updated to include support for JPEG2000, an international still image compression standard approved in January 2001.  The Wavelet Image SDK will be updated to support rendering of JPEG2000 images as well as advanced features available only through the our wavelet implementations.

  Photo ID Software Developers Kit (SDK) Version 2.0 — This product provides all the standard features of the Wavelet Image SDK with the addition of specialized compression technology to handle portrait-style images — ideal for smartcard, barcoding and identification and security applications.

Future Products

BlueFuel SDK

Our BlueFuel SDK enables software companies other than Summus to develop server applications, standalone games, and multiplayer games that can be used on a variety of wireless devices.

Personal Server™

Our Personal Server enables a user to view, share, email and publish documents stored on his or her home PC, connected to the Internet, from a mobile device.  This PC application provides all the functions and features needed to enable  a user’s PC for secure management and access through  their mobile device.  This product is expected to be commercially available by the end of the third quarter of 2003.

 Multimedia Messaging Services (MMS)

Summus has recently developed an MMS client for the BREW platform. This MMS solution will enable BREW handsets to exchange multimedia messages with other MMS handsets, including non-BREW MMS handsets (e.g., WAP).  The Summus MMS solution can also provide MMS messaging capability for legacy BREW handsets already in the market that are not MMS enabled. This will allow carriers to reach a larger user base for MMS messaging.  Summus plans to incorporate its MMS solution into its BlueFuel platform and will also provide it as extensions for third-party application developers.  We expect this to be available before the end of the second quarter of 2003.

Middleware

Summus is assembling various packages comprising components of the BlueFuel platform.  These packages offer various sets of APIs, tools, and underlying efficient connectivity components that enable content providers, carriers, handset manufacturers and application developers to provide solutions to the end-user.  The packages are constructed to meet the specific challenges and needs of each of these participants in the value chain, with the intent of providing each participant a unique middleware package that reduces the complexities of deploying/distributing content and information to mobile devices to a standard set of interfaces and tools.  The middleware packages reduce time-to-market and risk for the relevant participants.

The value proposition of the BlueFuel middleware is based on the observation that content does not have value independent of distribution.  Without efficient, compelling methods for content distribution (particularly in the mobile environment), consumers will not use or want to access the content in the volumes that make content access profitable.  This "distribution" component includes the integration, in a mobile efficient manner, of various other distribution capabilities already in existing standards or the mobile infrastructure.  BlueFuel middleware brings together content and distribution in a manner that serves the mobile end-user and creates value to the individual players in the value chain.

In general, middleware is everything that connects “content” to the end-user, except the carriers’ distribution “pipeline.”  Some parts of the middleware already exist, e.g., MMS, Short Message Service (SMS), Session Initiated Protocol (SIP), BREW, J2ME, distribution channels, adding value to content, routers, IP, simpler interaction with content, more efficient processing of information, etc., and therefore do not need to be developed by Summus.  However, the BlueFuel middleware must integrate and exploit these existing middleware pieces as necessary to meet market needs and constraints.  Within the BlueFuel platform the following general areas provide access to the value chain:

  APIs, e.g., photo services, Location Based Services (LBS), and BlueFuel user interfaces;

  Tools & toolkits, such as Software Development Kits (SDKs); and

  Servers and services, turnkey solutions available to customers (value chain participants) so they can get up and running sooner.

Sales and Marketing

We intend to market our solutions primarily through our direct sales force, through leading semiconductor and device designers and manufacturers, wireless carriers, content partners and programming providers. We are continuing to build a team of application and field engineers to support our direct sales force in business development and sales activities.

Our lack of financial resources, which has dictated that most of our energies be dedicated to marketing efforts in the U.S., has hampered our ability to fully capitalize on our marketing strategy, which is focused primarily on increasing awareness of the capabilities of our solutions and developing relationships with content providers, wireless carriers and Internet portals.  We are also engaged in promoting our brand name and creating demand for our software and services.  We market our products through industry trade shows, press releases, public relations initiatives, and our website.  In addition, we are actively working with a number of trade publications and industry analysts to educate the market on the deployment and benefits of our technology.

In an effort to expand our operations to Asia, where the wireless network infrastructure is currently more developed than it is in North America, we have recently entered into a marketing agent agreement for the representation of Summus in the China market.  As we expand and secure relationships in different parts of the world, we will consider opening regional offices to support our business development, sales and technical resources targeted toward the European and Asian markets.

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

Our primary competition with respect to the exego application are the additional photo applications from RunMedia, infrastructure provider Lightsurf, as well as our own Snapfish Mobile application.  In addition, existing simple messaging services and multimedia messaging services are entering the marketplace from Nokia, LightSurf, OpenWave, as well as specific carrier offerings. exego offers several key advantages relative to these competitors, such as multimedia versus text, more efficient file formats (requiring, for example, fewer computer cycles, less memory, and less bandwidth), and personal creativity tools MMS compatibility, as well as providing cross-carrier compatibility at a greatly reduced cost to the end user.  More generally, we face competition from, among others:

  wireless infrastructure, equipment and device manufacturers, including Ericsson, Lucent Technologies, Matsushita Communications, Motorola, NEC Corporation, Nokia, Nortel, Samsung Electronics, Microsoft Corporation, LightSurf Inc., PacketVideo Corporation, Sharp, Curitel and Toshiba, many of which are developing or have announced plans to develop competitive products;

  Microsoft Corporation, which has announced that it intends to support multimedia capability in its Windows CE operating system for mobile information devices;

  developers of streaming media technologies such as Apple Computer, Emblaze Systems, RocketMobile and RealNetworks, Inc.;

  developers of multimedia compression technology;

  wireless service providers, such as NTT DoCoMo, Orange, Sonera and US West;

  semiconductor designers and manufacturers such as Intel, QUALCOMM and Texas Instruments, which may develop their own software to embed on the hardware they already produce;

  providers of wireless software applications and content aggregation, such as JAMDAT, eMbience Solutions, and Digital Orchid, as well as the content providers, which may capitalize on their existing market share and expand their product offerings; and

  developers of wireless multimedia applications such as Thin Multimedia, Oplayo, and PacketVideo, which are developing competitive streaming products and are aggressively entering international markets where we plan to have our presence. They also focus upon selling player, server, and authoring tools rather than value-added applications.

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

Errors in our products may also be caused by defects in third-party hardware or software incorporated into our products. If so, we may be unable to fix these defects without the cooperation of third-party providers. Because these defects may not be as significant to these providers as they are to us, we may not receive the rapid cooperation that may be required to avoid serious harm to our business and operating results. Errors, defects or other performance problems with our products could also harm our customers' businesses or result in potential product liability claims. Even if unsuccessful, a product liability claim brought against us would likely be time-consuming, costly and harmful to our reputation.

Intellectual Property Rights

Currently, we have not been awarded any patents.  We have filed for two (2) patents. One is in the video compression technology area, which incorporated six (6) of our previous provisional patents and for which we abandoned three (3) of our previous provisional patents that contained redundant information to the video patent.  The other is in the mobile mapping data area, which incorporated  two (2) of our previous provisional patents.  We have decided not to proceed on five (5) other provisional patents at this time, but the relevant and important information contained in these provisional patents is  protected through trade secret and confidentiality agreements.  Thus, we have two (2) remaining provisional patents that we have filed, and are working to develop into formal patent applications.  In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property.  We currently have twenty trademarks protected by common law trademark marking (tm) and are in the process of securing registered marks in the United States for these marks.

We regard our copyrights, trademarks, trade secrets and similar intellectual property as critical to our success and attempt to protect our rights by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We have filed United States trademark applications for various components and concepts upon which the BlueFuel™ platform depends.  There can be no assurances that these steps will be adequate to protect our intellectual property completely, that we will be granted the patents we submit, that we will be able to secure trademark registrations for all of our marks in the United States or other countries or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks and similar proprietary rights

Effective trademark, service mark, copyright, trade secret and patent protection may not be available in every country in which our products may be distributed and policing unauthorized use of our proprietary information will be difficult, if not impossible.

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

From time to time, third parties have asserted and may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us or to third party providers of technology to us. We and/or such third party providers of technology may increasingly face infringement claims as the number of competitors in our industry segment grows and the functionality of products and services in different industry segments overlaps. As of the date of annual report, we do not have any intellectual property infringement claims or suits against us of any kind. However, we may be party to additional litigation in the future. Any third-party claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us could harm our future competitiveness and profitability.

Government Regulation

Because of our past contracts with governmental agencies, we are required to comply with various government regulations and policies. For instance, we are required to maintain employment policies relating to equal employment opportunities, and are subject to audit by the government to confirm compliance with these policies. If we fail to comply with regulations that apply to us, as a government contractor, we may face sanctions, including substantial fines and disqualification from future contract awards.

We are not otherwise currently subject to direct federal, state, or local government regulation, other than regulations that apply to businesses generally. The telecommunications industry is subject to regulation by federal and state agencies, including the Federal Communications Commission (FCC), and various state public utility and service commissions. While such regulation does not necessarily affect us directly, the effects of these regulations on the wireless network operators with whom we are seeking to develop relationships may, in turn, negatively affect our business. FCC regulatory policies affecting the availability and licensing of bandwidth and other terms on which service providers conduct their business may impede our plans for the deployment of our technology.

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

Employees

As of March 28, 2003, we had 35 full-time employees, including 5 in marketing and sales, 20 in research and development (including product development) and 10 in corporate operations and administration. We also have engaged 20 consultants, 1 in marketing, 18 in product development (of which 14 are in Croatia and 2 in Sweden) and 1 in administration.  We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

Available Information

 Our Internet website address is www.summus.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 are available through our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  All of our public filings may also be obtained by accessing the Commission’s website at www.sec.gov. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 2.          PROPERTIES.

Our principal executive offices are located at Two Hannover Square, 434 Fayetteville Street, Suite 600, Raleigh, North Carolina 27601.  We occupy 12,078 square feet of leased space at such location.  Our lease for this space, representing our principal executive offices, expires October 31, 2006.  The current annual base rent for such space is approximately $248,388 and will increase to approximately $261,432 by the last year of the term.

ITEM 3.          LEGAL PROCEEDINGS.

AT&T

On June 7, 2002, AT&T CORP. filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus.  In this suit, AT&T claims that it is entitled to payment in the amount of $231,910 for telephone calls and services rendered to Summus.    In March 2003, the Company and AT&T CORP. settled the claim between them, whereby both parties agreed to reduce the total amount owed by Summus to AT&T CORP. to $120,000.  This reduced amount is to be paid by Summus over an 18-month period, without interest, commencing in March 2003.

Holland & Knight

On February 27, 2003, Holland & Knight LLP (“H&K”) filed a civil lawsuit in the Superior Court for the District of Columbia against Summus.  In this suit, H&K claims that it is entitled to $867,268, plus interest, for services rendered to Summus.  Summus is in the process of filing an answer to this lawsuit.

Bowne

On February 25, 2003, Bowne of New York City, LLC (“Bowne”) filed a civil lawsuit in the Supreme Court of the State of New York in the County of New York against Summus.  In this suit, Bowne claims that it is entitled to $276,374, plus interest, for services rendered to Summus.  Summus is in the process of filing an answer to this lawsuit.

Porter Novelli

 On December 12, 2002, Porter Novelli filed a civil summons in Wake County General District Court of Justice in the State of North Carolina, claiming that it is entitled payment in the amount of $18,886 for past services rendered toSummus.  We were granted an indefinite extension of time to file an answer to this complaint while negotiations for settlement areunder way.  We are currently attempting to negotiate a resolution to this matter.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this annual report, no matter was submitted to a vote of the security holders of Summus.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Information

Our common stock, par value $.001 per share, currently trades on the Over-the-Counter Bulletin Board®.   For the period of October 24, 2000 through November 15, 2001, our common stock was quoted through the Pink Sheets®.  The following table provides information about the high and low bid per share quotations of our common stock for each full quarterly period during the two years ended December 31, 2002 and 2001, and for the first quarter of 2003 through March 26, 2003, on the OTC Bulletin Board® and on the Pink Sheets®, as provided by the National Quotation Bureau, Inc.  These quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

2001	Low	High
First Quarter	$2.50	$4.30
Second Quarter	$2.50	$5.75
Third Quarter	$1.30	$4.50
Fourth Quarter	$1.30	$2.60
2002	Low	High
First Quarter	$1.15	$2.55
Second Quarter	$0.61	$1.39
Third Quarter	$0.24	$0.6
Fourth Quarter	$0.37	$0.57
2003	Low	High
First Quarter (through March 26, 2003)	$0.35	$0.52

On March 26, 2003, the closing sale price for our common stock as reported on the OTC Bulletin Board® was $0.37.  As of March 15, 2003, we had approximately 57,403,703 shares of common stock outstanding and approximately 524 shareholders of record.

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

Summus’ 8% Series A Convertible Preferred Stock accrues semi-annual dividends at a rate of 8% per annum of the initial liquidation price of $1,000 per share on each of April 1 and October 1, plus accrued and unpaid dividends.  These dividends are cumulative from the date of original issue, which was February 28, 2000, and shall be payable when, as, and if declared by our Board of Directors.  Any dividends payable on the Series A preferred stock may be paid in additional shares of Series A preferred stock at our option.

Penny Stock

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934 (the "Exchange Act"), commonly referred to as the "penny stock rule."  Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock that is found in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and "accredited investors" (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with his or her spouse).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale.  The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock.  Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of shareholders to sell their shares in the secondary market.

Recent Sales of Unregistered Securities

From October 1, 2002 through December 31, 2002, we issued an aggregate of   1,800,000 shares of our common stock to approximately 33 persons in connection with capital raising, the exercise of warrants and for services rendered.  These securities were not registered under the Securities Act of 1933. Except as noted below, the issuances of the securities described below were issued in transactions deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D, promulgated pursuant to the Securities Act of 1933, as transactions by an issuer not involving any public offering. All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

Stock Issuances for Cash

From October 1, 2002 to December 31, 2002, we issued an aggregate of 1,501,438 shares of common stock to 22 accredited investors, all unaffiliated with Summus, for a price per share ranging from $.40 to $.55, and issued warrants to purchase, at an exercise price of $1.40 to $1.57 per share, an additional 2,969,034 shares of common stock, for aggregate consideration of $712,253.  In connection with the issuance of these shares, we issued 12,916 shares of our restricted common stock, as commissions, to the placement agents involved in such sales and cash commissions of $29,427 to a director of Summus.  The names of the purchasers and the number of shares purchased are as follows:

Name of Purchaser	Number of Shares
Jere A. Ayers	10,000
William B. Bandy	106,383
Diane Burube	21,191
Denise Boisvert	13,075
Gina M. Cimino	200,000
Douglas D. Cline	212,766
David W. DeWitt	30,000
Kim Quy Do	31,915
Pete Eenkhoorn	30,000
Donald C. Gonterman	30,000
Louis Gosselin	10,638
Neil R. Guenther	178,129
Halifax Estate Ltd. Partnership - Mike Gardner	56,383
Martin Knol	31,915
Stuart Mainse	100,000
Eric Raeber	75,000
Stephan Charles Schnyder	121,277
Michel Schnyder	56,383
William L. Tankersley	31,915
Richard L. Vanstory	80,000
Richard Vasquez	50,000
Russell C. Vick, Jr.	25,532

During November and December 2002, the Company issued 189,624 shares of its common stock upon the exercise of outstanding warrants.  The Company received $79,813 in proceeds from the exercise of these warrants.

Stock Issuances for Services Rendered

On December 2, 2002, Summus issued 55,555 shares of common stock to National Capital Companies, Inc., and certain of its affiliates in connection with a consulting agreement.

During October, November and December 2002, Summus issued 40,467 shares of common stock to Mark Baric for consulting services.

ITEM 6.          SELECTED FINANCIAL DATA.

On February 16, 2001, Summus (formerly High Speed Net Solutions, Inc.) acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as subsequently amended.  In legal form, the transaction was effected by Summus issuing shares of its common and Series B convertible preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd.  This transaction has been accounted for as a capital transaction of Summus, Ltd., accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd. are, for accounting purposes, deemed to be those of Summus.

The following selected historical annual financial data has been derived from the financial statements of Summus (notwithstanding that such selected historical annual financial data has been labeled as that of Summus, Ltd.). The financial statements for each of the three years ended December 31, 2002, 2001 and 2000, have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere in this annual report on Form 10-K, which includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

The financial data set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes, which are contained elsewhere in this annual report.

We have presented all amounts, except "per share" amounts, in dollars.

SUMMUS, INC. (USA)
SELECTED FINANCIAL DATA

	1998	1999	2000	2001	2002
Consolidated Statement of Operations Data:
Revenues	$556,638	$515,216	$1,068,658	$749,758	$406,952
Costs of revenues	271,701	281,254	398,326	299,554	182,109
Selling, general and administrative expenses	2,720,152	3,797,067	6,180,862	7,740,867	6,155,416
Non-cash compensation and consulting	—	2,670,050	2,127,962	956,321	1,251,992
Research and development	421,685	1,356,686	1,159,833	952,605	918,948
Non-cash settlements	—	—	—	1,132,352	—
Loss before Other income (expense)	(2,856,900)	(7,589,841)	(8,798,325)	(10,331,941)	(8,101,513)
Other income (expense):
Gain on sale of stock of equity investee(1)	—	2,314,390	3,680,065	—	—
Participation in loss of equity investee(2)	—	(3,447,110)	(6,356,932)	—	—
Loss on disposal of assets	(9,869)	(119,180)	—	—	—
Interest income (expense), net	(14,455)	(5,239)	23,911	(56,570)	(469,571)
Total other income (expense)	(24,324)	(1,257,139)	(2,652,956)	(56,570)	(469,571)
Loss from continuing operations	(2,881,224)	(8,846,980)	(11,451,281)	(10,388,511)	(8,571,084)
Loss from operations of discontinued Rich Media Direct business(3)	—	—	—	(135,798)	—
Loss on disposal of Rich Media Direct Business(3)	—	—	—	(215,500)	—
Net loss	$(2,881,224)	$(8,846,980)	$(11,451,281)	$(10,739,809)	$(8,571,084)
Net loss applicable to common shareholders:
Net loss	$(2,881,224)	$(8,846,980)	$(11,451,281)	$(10,739,809)	$(8,571,084)
Preferred stock dividends	—	—	—	(153,700)	(183,039)
Net loss applicable to common shareholders	$(2,881,224)	$(8,846,980)	$(11,451,281)	$(10,893,509)	$(8,754,123)

Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.09)	$(0.27)	$(0.35)	$(0.30)	$(0.19)
Loss applicable to common shareholders from discontinued operations	—	—	—	(0.01)	—
Net loss	$(0.09)	$(0.27)	$(0.35)	$(0.31)	$(0.19)

Weighted average shares of common stock outstanding giving effect to the recapitalization	32,581,200	32,820,110	32,938,803	34,730,337	47,149,301

	December 31
	1998	1999	2000	2001	2002
Balance Sheet Data:
Cash	$ 137,038	$ 647,704	$ 208,495	$ 115,992	$ 25,990
Total assets	726,764	7,382,646	1,406,271	1,003,524	701,174
Total shareholders equity (deficit)	$ 316,828	$ 3,345,692	$ (4,653,812)	$ (5,708,495)	$ (4,464,054)

_________________________

(1)

Gain on sale of stock of investee during 1999 and 2000 reflects the gain Summus, Ltd. realized upon the sale of common shares of Summus  (whose legal name was then High Speed Net Solutions, Inc.) it acquired in 1999.

(2)

Participation in loss of equity investee during 1999 and 2000 reflects Summus, Ltd.’s share of Summus’s losses for 1999 and 2000.  During 1999 and 2000, Summus, Ltd. accounted for its investment in Summus  using the equity method of accounting.

(3)	During 2001, Summus disposed of its Rich Media Direct business and accordingly reported the operating activity as discontinued operations in 2001.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risk factors included in this report in the section entitled “Factors That May Affect Our Business, Future Operating Results and Financial Condition.” The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information in our consolidated financial statements and the notes thereto appearing elsewhere in this annual report on Form 10-K.

Overview

During the first quarter of 2002 and for the year ended December 31, 2001, we derived our revenues primarily from research and development contracts for government agencies in the areas of complex imaging and object recognition, the core of Summus, Ltd.’s business activities prior to the recapitalization transaction in February 2001.  Such revenues represented 29% and 67% of Summus’ revenues in 2002 and 2001, and 60% of Summus, Ltd.’s revenues in 2000, respectively.  During the first quarter of 2002, we shifted our focus from providing governmental contract services to the development of solutions for the mobile and wireless markets.

Key Developments in 2002

Focus on Mobile and Wireless Market; Development of BlueFuel

 Summus is developing a mobile solutions platform, called BlueFuel, which will enable end-users to experience an entirely new mobile environment, one that frees an individual from location and time dependence and opens new possibilities as to how mobile devices are used.   Focused on the end-user experience, BlueFuel enables application developers, device manufacturers, wireless infrastructure providers, and content providers to bring consumers a reliable, high quality mobile information experience on their mobile devices.

Summus’ strategy is to begin with the development of its own BlueFuel applications while creating the demand and implementing the infrastructure systems and products to support device manufacturers, wireless carriers and emerging standards.  As these systems and products propagate, Summus’ program for third-party development using the BlueFuel platform will expand the portfolio of end-user services accessed through mobile devices.

Applications Developmentand Relationships with Leading Wireless Carriers

Summus continues to position itself as a supplier of solutions that can run on multiple wireless platforms supporting the mobile and wireless marketplace.  Summus has developed wireless applications utilizing BlueFuel, Summus’ Superfast, Superthin platform designed for efficient and easy interaction with information in the mobile environment.  BlueFuel can be made available on the BREW, Java™ 2  Micro Edition (J2ME ™), Symbian OS, PocketPC, Palm OS and Wireless Application Protocol (WAP) wireless operating systems or platforms.

During the second quarter of 2002, Summus launched its first commercial application, exego,over the Verizon Wireless carrier network.  Subsequent to the initial launch of exego, Summus has launched 8 other wireless applications over the Verizon Wireless and ALLTEL carrier networks and at least one wireless application over the AT&T Wireless and Cingular Wireless carrier networks through the date of this annual report.  Additionally, Summus is completing field trials regarding the deployment of several wireless applications with U.S. Cellular.  See the disclosure under the caption “Item 1. Business” in this report for a description of  Summus’ commercial applications.

In addition to the wireless carriers mentioned in the preceding paragraph, Summus has developed relationships with several other domestic and international carriers regarding the future deployment of our wireless applications.  All of the carriers who are currently deploying our applications for whom we have agreements are not contractually committed to do so.

Forging Relationships with Content Providers

Our business development activities continue to expand with major content brands.  Throughout 2002 and the first quarter of 2003, we have signed contracts with a variety of content providers to develop applications utilizing our BlueFuel platform.  Our agreements take one of two forms.  The first form of agreement is a revenue-sharing arrangement where Summus develops an application using a partner’s content and the revenue, net of third-party platform and carrier fees, is split between Summus and the content partner.  In the second form of agreement, a monthly fee is paid by Summus to the content partner for content based on a volume matrix, and Summus retains and records all net revenue generated by the application.  See the disclosure under the caption “Item 1. Business-Content Providers” in this report for a description Summus’ content partner relationships.

Adapting Applications for Multiple Handsets

One of the keys to Summus’ efforts to establish itself in the wireless market is making its applications available on multiple handsets.  During 2002, several applications developed by Summus have been successfully tested on over 15 different handsets supporting the BREW, J2ME, Symbian or the WAP platforms.   We plan to continue to port our applications to new handsets as they become available to the carriers.

Results of Operations

The acquisition of Summus, Ltd.’s assets and operations in February 2001 was accounted for as a Summus, Ltd. capital transaction, accompanied by a recapitalization.  By accounting for the transaction as such, the transaction is effectively viewed as the issuance of stock by Summus, Ltd. in exchange for the net monetary assets of Summus.  The accounting for the transaction is quite similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.  As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of Summus.

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes included in this report.

Year ended December 31, 2002 compared to Year ended December 31, 2001

Revenues.  Total revenues decreased $342,806 to $406,952 in the year ended December 31, 2002, down 45.7% from $749,758 in the year ended December 31, 2001. The decrease in revenues primarily resulted from a shift in the Company’s focus from providing governmental contract services and the commercial licensing of technology to developing solutions for the mobile and wireless market during the first quarter of 2002.

During the first quarter of 2002, most of the Company’s resources were used to provide governmental contract services generating revenues of $118,343 and to license technology generating license fees of  $84,476.  All revenue earned during the year ended December 31, 2001 resulted from providing governmental contract services and licensing technology.

Commencing in the second quarter of 2002, the Company’s resources were dedicated to the development of solutions for the mobile and wireless markets.  Revenues earned from providing these services totaled $204,133, which included $100,000 earned under a strategic partnership agreement where the Company provided its expertise to assist its partner in the development of market and business plans and opportunities in the wireless and mobile market, $55,980 earned under non-recurring engineering agreements and licensing agreements, and $48,153 earned from the deployment of wireless applications.

Cost of Revenues.  Total cost of revenues decreased $117,445 to $182,109 in the year ended December 31, 2002, down 39.2% from $299,554 in the prior year. The decrease in cost of revenues primarily resulted from a shift in the Company’s focus from providing governmental contract services and the commercial licensing of technology to developing solutions for the mobile and wireless market during the first half of 2002.

Costs of providing governmental contract services and license fees during the first quarter of 2002 and for the year ended December 31, 2001 were comprised primarily of salaries and related costs of providing government contract services.  Specific costs of license-fee revenue have historically been insignificant and not separately maintained.

Commencing in the second quarter of 2002, costs of revenues were primarily comprised of direct costs associated with the sale and delivery of our solutions for the mobile and wireless market.  These costs consisted primarily of fixed costs consisting of monthly third-party hosting fees.

Gross Profit.  Total gross profit decreased $225,361, or 50.1%, to $224,843 for the year ended December 31, 2002, compared with $450,204 for the year ended December 31, 2001. The decrease in gross profit primarily resulted from a shift in the Company’s focus from providing governmental contract services and the commercial licensing of technology to developing solutions for the mobile and wireless market during the second quarter of 2002.

Gross profit resulting from governmental contract services and commercial licensing of technology during the year ended December 31, 2002 totaled $138,973 or 68.5% compared to $450,204 or 60.1% in the prior year. The increase was primarily attributable to more license-fee income earned in the year ended December 31, 2002 compared to the prior year. License-fee income generates a higher gross profit percentage compared to contract revenues.

Gross profit resulting from the development and deployment of solutions for the mobile and wireless market during the year ended December 31, 2002, totaled $85,870, or 42.1%.  The gross profit resulting from these activities is a result of deducting costs that are primarily fixed in nature, primarily third-party hosting fees, from the related earned revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the year ended December 31, 2002, were $6,155,416, compared to $7,740,867 for the year ended December 31, 2001. The decrease in selling, general and administrative expenses during the year ended December 31, 2002, as compared to the prior year, reflect the cost reduction efforts during 2002, offset by additional cost associated with the launching of first commercial applications in the mobile and wireless market.  Selling, general and administrative expenses for the year ended December 31, 2001, include legal and administrative costs associated with the Company’s efforts to regain its listing status on the OTC bulletin Board.  Similar costs were not incurred in 2002.

Non-Cash Compensation.  Non-cash compensation for the year ended December 31, 2002 was $364,000 compared to $956,321 for the prior year. Non-cash compensation for the year ended December 31, 2002 of $364,000 reflects $202,642 of amortization of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The remaining amount of $161,358 reflects stock options that were granted to an employee, who was also a director of Summus, with exercise prices below the estimated fair value of the underlying common stock.

Non-cash compensation for the year ended December 31, 2001, was $956,321. During the year ended December 31, 2001, stock options, net of forfeitures, were granted to employees with exercise prices below the fair market value of the underlying common stock resulting in total compensation of $864,164, of which $754,164 was charged to expense during the year ended December 31, 2001. The remaining amount, $110,000, has been classified as deferred compensation and is being charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the year ended December 31, 2001 of $202,157 reflects the amortization of deferred compensation resulting from stock options granted during the year ended December 31, 2000, with exercise prices below the fair value of the underlying common stock.

Research and Development.  Research and development costs for the year ended December 31, 2002, were $918,948 compared to $952,605 for the prior year. The decrease in these costs was due primarily to a reduction in the staffing level during 2002 compared to the prior year.  Included in the research and development costs in 2001, is $337,451 in previously capitalized software development costs that were written off in the fourth quarter of 2001.

Non-Cash Consulting Expense.  Non-cash consulting expense for the year ended December 31, 2002, in the amount of $887,992 is attributable to the following: (1) the issuance of 394,567 shares of  unregistered common stock and 453,532 options and warrants to purchase  unregistered common stock to consultants for services valued at $765,477; (2) stock options granted to three new members of our Advisory Board during the year ended December 31, 2002, resulting in non-cash consulting expense of $97,515; and (3) a stock option granted to a member of our Advisory Board for consulting services resulting in non-cash consulting expense of $25,000. during the year ended December 31, 2002.  The value, as determined using the Black-Scholes pricing model, of the stock options granted to consultants, including the members of the Board of Advisors, was recorded using the fair value method of accounting.

Non-Cash Settlements.  Non-cash settlements for the year ended December 31, 2001, in the amount of $1,132,352, are attributable to the settlement of claims of Van Ernst Jakobs N.V. valued at $1,051,915 and the settlement of the ENELF LLC lawsuit valued at $80,437.  For further disclosure, see footnote 17 to the audited consolidated financial statements included in this report.

Net Interest Income (Expense). Net interest expense for the year ended December 31, 2002, was $469,571, compared to net interest expense of $56,750 for the corresponding period of the prior year. Net interest expense for the year ended December 31, 2002, includes interest costs associated with capital lease obligations and note payable agreements of $49,321, plus the following items associated with the convertible debentures issued on July 19, 2002:

  $190,000, relating to the value, as determined by the Black-Scholes pricing model, of the 1,724,138 warrants issued to the debenture holders;

  $189,655, relating to the value of the beneficial conversion feature associated with the convertible debentures;

  $39,310, relating to placement agent fees, consisting of a cash commission of $30,000 and a warrant to purchase 51,724 shares of common stock that was valued at $9,310 using the Black-Scholes pricing model; and

  $1,285, relating to interest expense incurred while the debentures remained outstanding based on the stated rate of 6% per annum.  At the Company’s election, these interest costs were paid through the issuance of shares of common stock based on the conversion rate of $0.29, resulting in the issuance of 4,430 shares of common stock.

The value of the warrants issued to the debenture holders was initially recorded as a discount to the $500,000 face value of the debentures.  This discount was to be amortized to interest expense over the term of the debentures. Since all of the debentures were converted into common stock during the year ended December 31, 2002, the total value assigned to the warrants was fully amortized to interest expense during the year. The beneficial conversion feature was recorded since the conversion price of the debentures was below the fair market value of our common stock on the date the convertible debentures were issued.  This non-cash charge was recorded immediately as interest expense because the debentures were convertible upon issuance.

Net interest expense for the year ended December 31, 2001, includes interest costs associated with capital lease obligations and note payable agreements of $56,750.

Loss from Discontinued Rich Media Direct Operations.  Summus recorded a loss from operations of its "Rich Media Direct" business of $135,798, as well as a loss on disposal of these operations of $215,500, for the year ended December 31, 2001. Our divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.

                 Net Loss.  As a result of the factors discussed above, the net losses for the years ended December 31, 2002 and 2001 were $8,571,084 and $10,739,809, respectively.

Year ended December 31, 2001 compared to Year ended December 31, 2000

Revenues.  Total revenues decreased $318,900 to $749,758 in the year ended December 31, 2001, down 29.8% from $1,068,658 in the year ended December 31, 2000. The decrease in revenues was due to a decrease in commercial license fee revenue as well as a decline in the level of governmental contract services rendered.

Costs of Revenues.  Total costs of revenues decreased $98,772 to $299,554 in the year ended December 31, 2001, down 24.8% from $398,326 in the prior year. Costs of contracts and commercial license fees for the year ended December 31, 2001 and 2000 were comprised primarily of salaries and related costs of providing government contract services.  Specific costs of license-fee revenue have historically been insignificant and not separately maintained.

Total gross profit decreased $220,128, or 32.8%, to $450,204 for the year ended December 31, 2001, compared with $670,332 for the year ended December 31, 2000. The decrease was primarily attributable to less license-fee income in the year ended December 31, 2001, compared to the prior year. License-fee income generates a higher gross profit percentage compared to contract revenues.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the year ended December 31, 2001, were $7,740,867, compared to $6,180,862 for the year ended December 31, 2000. The increase in selling, general and administrative expenses primarily reflects the effects of the Summus, Ltd. asset acquisition in February 2001.

Non-Cash Compensation.  Non-cash compensation for the year ended December 31, 2001 was $956,321 compared to $2,127,962 for the prior year. During the year ended December 31, 2001, stock options, net of forfeitures, were granted to employees with exercise prices below the fair market value of the underlying common stock resulting in total compensation of $864,164, of which $754,164 was charged to expense during the year ended December 31, 2001. The remaining amount, $110,000, was classified as deferred compensation and is being charged to expense as future vesting of the stock options occurs. The remaining amount of non-cash compensation for the year ended December 31, 2001 of $202,157 reflects the amortization of deferred compensation resulting from stock options granted during the year ended December 31, 2000, with exercise prices below the fair value of the underlying common stock. For the year ended December 31, 2000, amortization of deferred compensation, resulting from the issuance of stock options with exercise prices below the fair value of the underlying common stock, was $2,127,962. The decrease in amortization of deferred compensation recorded in the year ended December 31, 2001, as compared to the prior year from options granted in year 2000 is primarily the result of the reversal of deferred compensation from forfeited stock options during 2001, plus the large number of fully vested options granted during the year ended December 31, 2000.

Research and Development.  Research and development costs for the year ended December 31, 2001, were $952,605 compared to $1,159,833 for the prior year. The decrease in these costs was due primarily to the reduced staffing level in the first half of 2001 compared to the prior year.  Included in the research and development costs in 2001, is $337,451 in previously capitalized software development costs that were written off in the fourth quarter of 2001.

Non-Cash Settlements.  Non-cash settlements for the year ended December 31, 2001, in the amount of $1,132,352, are attributable to the settlement of claims of Van Ernst Jakobs N.V. valued at $1,051,915 and the settlement of the ENELF LLC lawsuit valued at $80,437.  For further disclosure, see footnote 17 to the audited consolidated financial statements included in this report.

Gain on Sale of Stock of Equity Investee.  Gain on the sale of stock of equity investee for the year ended December 31, 2000, was $3,680,065. In 1999, Summus, Ltd. acquired shares of Summus common stock, which it later sold to third parties. During the year ended December 31, 2000, Summus, Ltd. sold 1,000,000 shares of Summus common stock for gross proceeds of $4,493,428, resulting in a gain on sale of $3,680,065.

Participation in Loss of Equity Investee.  Participation in loss of equity investee for the year ended December 31, 2000, was $6,356,932. In 1999, Summus, Ltd. acquired a significant ownership interest in Summus.   Summus, Ltd. accounted for its investment in Summus using the equity method of accounting. Under the equity method of accounting, Summus, Ltd. adjusted its investment in Summus for its share of Summus' losses subsequent to the date of Summus, Ltd.'s initial investment. During 2000, Summus, Ltd.'s investment in Summus was reduced to zero as a result of Summus, Ltd.'s sales of shares of Summus common stock and through Summus, Ltd.'s recognition of its share of the losses of Summus.

Net Interest Income (Expense).  Net interest expense for the year ended December 31, 2001, was $56,570, compared to net interest income of $23,911 for the prior year. Net interest expense for the year ended December 31, 2001, related to interest costs associated with capital lease obligations and note payable agreements. The net interest income in the year ended December 31, 2000, resulted from earnings on cash balances generated from the sale of shares of Summus common stock, net of interest costs on capital lease obligations and note payable agreements.

Loss from Discontinued Rich Media Direct Operations.  Summus recorded a loss from operations of its "Rich Media Direct" business of $135,798, as well as a loss on disposal of these operations of $215,500, for the year ended December 31, 2001. Our divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.

Net Loss.  As a result of the factors discussed above, the net losses for the years ended December 31, 2001 and 2000 were $10,739,809 and $11,451,281, respectively.

Liquidity and Capital Resources

As of December 31, 2002, we had $25,990 of cash on hand, negative working capital of approximately $5.0 million, and approximately $5.2 million in current liabilities.  During 2002, we funded our operations primarily through the sale of 9,053,167 shares of our restricted common stock and warrants to purchase 17,779,104 shares of common stock to individual accredited investors, for gross cash proceeds of $6,439,307and through the issuance of 6% convertible debentures and warrants to purchase 1,724,138 shares of common stock for gross proceeds of $500,000.  We anticipate that the sale of our equity securities will continue to represent the primary source of our liquidity until we obtain funding from institutional sources and generate positive cash flow from operations.  We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership. Our continuation as a going concern depends on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.  In light of our financial condition and operating losses, our auditors have included in their report on our audited consolidated financial statements an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

During the time period from November 15, 2002 through March 15, 2003, we have not paid 6 of our regularly scheduled bi-monthly payrolls to certain executives of our management team, totaling $151,548.  Two (2) of the regularly scheduled bi-monthly payrolls in 2002 and one (1) regularly scheduled bi-monthly payroll in 2003 to the remaining employees of Summus, totaling $287,781 were not paid.  In addition, we owe consultants $433,000 for services provided to Summus during the period from November 2001 through March 15, 2003.  As of the date of this filing, these amounts remain unpaid and are recorded as accrued liabilities in the period they were incurred.  Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s’ common stock based on the closing prices of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Beginning on August 15, 2002, five executives elected to participate in this alternative payment plan at reduced salary levels ranging between 25% and 35% of the participant’s annual compensation. Through the date of this filing, four executives have continued to participate in this arrangement. As of December 31, 2002, the Company has issued 241,431 fully vested stock options with exercise prices ranging between $0.25 and $0.48 per share relating to this arrangement.

Through the end of 2002, we had entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.  Due to our limited resources, we have not been able to make all of the required payments established under settlement agreements previously arranged with certain vendors.  We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances.  Additionally, as of March 15, 2003, we had approximately $4.4 million in current liabilities, of which $3.3 million were greater than 90 days old.

As of the date of this annual report, we are a party to three unsettled lawsuits, whereby the claimants have sued us for non-payment of services provided to Summus.  The aggregate value of these claims is $1,162,528, plus interest.  Summus is in the process a filing an answer to each of these claims.

Summus entered into a settlement agreement dated August 7, 2001, with Analysts International Corporation ("AIC"), which provided us with computer programming services during 1999-2000.  Under the terms of the settlement agreement, we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness is paid in full.  We have not made any payments under this settlement agreement since September 30, 2002, and therefore we are in default under the terms of this settlement agreement. Upon default, AIC must notify Summus in order to activate a 3-day cure period.  As of the date of this filing, we have not received notification from AIC.  If Summus is unable to cure the default within the cure period, an automatic default judgment will made against Summus.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that it will require approximately $10 million in working capital within the next 12 months to complete the domestic rollout of our operations, as well as the expansion of our operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America. We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership.  Additionally, during the first quarter of 2003, our capital raising efforts included the sale of our restricted stock, along with the re-pricing of warrants that were previously issued.  During the first quarter of 2003, we issued 2,483,531 shares of restricted common stock, warrants to purchase an additional 316,000 shares of common stock, and repriced 3,324,502 previously issued warrants for proceeds of $1.2 million.

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest up to approximately 35% of our working capital in research and development personnel to ensure the continued development of our technology and its compatibility with new generations of hardware and software. Specifically, we intend to improve our multimedia technology, including image, graphics and video technology, and build on our experience gained in developing our information management technology.

Cash Flow used in Operating Activities.  Net cash used in operating activities was $6,794,822 in the year ended December 31, 2002, compared to $6,970,481 in the prior year. The decrease in net cash used in operating activities was primarily due to a greater reduction in accounts payable and accrued expense balances through cash payments as compared to the prior year, offset by an increase in unpaid salaries and related costs.

Cash Flow from Investing Activities.  Net cash used in investing activities was $91,212 in the year ended December 31, 2002, representing computer equipment purchases.  Net cash provided by investing activities was $36,438 in the year ended December 31, 2001, representing $7,480 in computer equipment purchases and $43,918 of cash acquired in the Summus, Ltd. asset acquisition.

Cash Flow from Financing Activities.  Net cash provided by financing activities was $6,796,052 in the year ended December 31, 2002, compared to net cash provided by financing activities of $6,661,520 in the prior year. Net cash provided by financing activities in the year ended December 31, 2002, related to:

  the sale of 9,053,167 shares of our common stock, along with warrants to purchase an additional 17,779,104 shares of common stock, at exercises prices ranging from $0.48 to $4.00 per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, along with cash collections on a stock subscription receivable totaling $10,000, generating aggregate proceeds of $6,449,307;

  The issuance of 6% convertible debentures, along with warrants to purchase an additional 1,724,138 shares of common stock, at exercise prices ranging from $0.47 to $0.59 per share (all such securities being “restricted securities” as defined in Rule 144) to accredited investors, generating aggregate gross proceeds of $500,000;

  $92,563, consisting of $12,750 in proceeds from the exercise of stock options for 290,300 shares of common stock of and $79,813 in proceeds from the exercise of stock purchase warrants for 189,624 shares of common stock; and

  $245,818 in principal payments on capital lease obligations and note payable agreements.

  Net cash provided by financing activities in the year ended December 31, 2001, related to:

  the sale of 2,978,390 shares of our common stock, along with warrants to purchase an additional 6,175,658 shares of common stock, at exercises prices ranging from $2.40 to $5.25 per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $6,396,912;

  $2,521, representing proceeds from the exercise of stock options for 6,043 shares of common stock;

  $540,000, representing the proceeds of a loan from Summus extended under the terms of the Asset Purchase Agreement. Upon the closing of the Summus, Ltd. asset acquisition, the indebtedness was cancelled in its entirety;

  $202,913 in principal payments on capital lease obligations; and

  $75,000 in cash payments in partial settlement of the Dunavant loss contingency.  See Note 17 to the consolidated financial statements included in this annual report.

New Accounting Pronouncements

In January 2002, we adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The adoption of SFAS 144 did not have a significant effect on the operating results, cash flows or financial position of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).   SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15, 2002, and will be adopted by the Company in fiscal 2003.  The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  In addition, SFAS 145 rescinded Statement 44 addressing the accounting for intangible assets of motor carriers and made numerous technical corrections.  SFAS 145 is effective for all fiscal years beginning after May 15, 2002, and will be adopted by the Company on July 1, 2003.  The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s results of operations, financial position or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146, which superseded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring),” requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).  SFAS 148 provides transition guidance for companies that adopt the fair value method for stock-based employee compensation and has certain disclosure provisions that are effective as of December 31, 2002.  Due to Summus continuing to apply the intrinsic value provisions of APB 25, the adoption of SFAS 148 did not have any impact on its net loss or financial position.  The disclosures required by SFAS 148 are included in the audited financial statements included in this annual report.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  We do not expect the adoption of FIN 45 to have a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  We will be required to adopt the provisions of FIN 46 at the beginning of its 2004 fiscal year for entities existing at January 31, 2003, however FIN 46 will apply to all new variable interest entities created or acquired after January 31, 2003.  We donot expect the adoption of FIN 46 to have a material impact on the our results of operations, financial position or cash flows.

Description of Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses.  We have identified the following critical accounting policies that affect the more significant estimates and judgments used in the preparation of our financial statements.  On an ongoing basis, we evaluate our estimates, including those related to the matters described below.  These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results could vary from those estimates under different assumptions or conditions.

Valuation of Equity Instruments

 We have utilized our equity securities, including common stock and options/warrants to purchase common stock, to pay for services and to settle obligations owed to or claimed by creditors. The issuance of equity instruments as payment for services rendered to Summus results in the recording of non-cash compensation or consulting expense as the services are performed.  We utilize the Black-Scholes option-pricing model to determine the value of options or warrants issued as payment for services.  Underlying the Black-Scholes option-pricing model are several assumptions that are evaluated by management and include: (1) a dividend yield; (2) a common stock volatility factor; (3) the risk-free interest rate; and (4) the expected life of the option or warrant. Management evaluates each of these assumptions on a periodic basis in order to determine the value of the equity instruments used as payment for services as well as to record the associated expense.  As conditions change, our evaluation of the assumptions underlying the Black-Scholes option-pricing model may change resulting in differing values of equity instruments issued for services between reporting periods.  In a similar manner, when stock options or warrants are used to settle obligations owed to or claimed by creditors, we utilize the Black-Scholes option-pricing model to value the options or warrants.  If equity instruments are issued for claims that we have not yet recorded, the value of the equity instrument will be charged to expense when the settlement occurs.  If the equity instruments are issued for a recorded liability, the value of the equity instruments will be used to remove the recorded liability and any difference in value between the recorded liability and the equity instruments would be charged or credited to the statement of operations.

Revenue Recognition

Contracts and license fees

During the first quarter of 2002 and for the years ended December 31, 2001 and 2000, we derived our revenues primarily from research and development contracts for governmental agencies and the commercial licensing of our technology.  We recognized revenue on these contracts at the time services were rendered based upon the terms of individual contracts.  Regarding the commercial licensing of our technology, we followed the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

Wireless applications and contracts

Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile and wireless markets.  Revenue earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  Wireless application revenue reported by the Summus is net of all third party platform and carrier distribution fees, as well as any revenue Summus shares with its content partners.

During 2002, the Company entered into a strategic partnership agreement related to the mobile and wireless markets.  Revenue earned under this agreement was recognized ratably over the year ended December 31, 2002, as the services were provided.

Periodically, we enter into non-recurring engineering arrangements with our content partners.  Generally, under the terms of these agreements, we receive funding upfront to complete projects. The funding we receive upfront is recorded as deferred revenue and is recognized as revenue under the terms of the individual arrangements.  Deferred revenue represents amounts received for which the Company has not yet completed its contractual obligations.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING
RESULTS AND FINANCIAL CONDITION

You should carefully consider the risks described below together with all of the other information included in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline, and investors in our common stock could lose all or part of their investment.

➢	If we are unable to obtain substantial additional financing we may not be able to remain in business.

We require substantial working capital to fund and sustain our business operations. For us to implement our business plan, we anticipate that we will need approximately $10 million to $15 million in working capital in the next twelve months.  At present we have no arrangements or commitments for any financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop further or enhance our products and services, take advantage of future opportunities, respond to competitive pressures or continue in business.

➢

We have been and remain in default for non-payment under several contracts with previous and existing vendors and professional service providers and such parties have sought payment through litigation or otherwise.

As of March 15, 2003, we had approximately $4.4 million in current liabilities, of which approximately $3.3 million  were greater than 90 days old.  Of this amount, 3 former service providers have filed suit against us seeking payment of $1.2 million, plus interest (See Item 3. Legal Proceedings in this Annual Report.).  As of March 15, 2003, due to our limited resources, we are in default on several settlement agreements or arrangements with former vendors and services providers.  Under these settlement agreements, such vendors had agreed to our payment of less than the initial amounts due, the extension of payments terms by between 9-36 months and/or the satisfaction of amounts due through a combination of cash and stock.  There can be no assurance that we will be able to generate sufficient funds in order to become current under these settlement agreements and arrangements and maintain the scheduled payments thereafter.  During the first quarter of 2003, we were released from approximately $890,000 in unpaid legal fees from a former law firm.

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

➢	We are in arrears in the payment of certain salary owed to our employees and fees owed to consultants.

During the time period from November 15, 2002 through March 15, 2003, we have not paid 6 of our regularly scheduled bi-monthly payrolls to certain executives of our management team, totaling $151,548.  Two (2) of the regularly scheduled bi-monthly payrolls in 2002 and one (1) regularly scheduled payroll in 2003 to the remaining employees of Summus, totaling $287,781 were not paid.  In addition, we owe consultants approximately $433,000 for services provided to Summus  during the period from November 2001 through March 15, 2003.  As of the date of this filing, these amounts remain unpaid.   The loss of a portion of our employees or consultants could have an adverse effect on our ability to operate and harm our business.  As of the date of this report, Summus has not had any significant loss of its employees or consultants or any interruption of its business activities.

➢	Our past and potential future issuances of equity securities have diluted and may continue to materially dilute the interests of holders of our common stock.

Because of severe liquidity constraints, we have issued equity securities in several instances in lieu of effecting payment in cash of amounts due (or alleged to be due) vendors, consultants, current and former officers and directors, and shareholders.  By way of example only:

  In July 2002, we amended our note payable agreement with PlusStation to provide for an adjustment in the payment terms, whereby we issued 235,000 shares of our restricted common stock with registration rights to repay $87,500 of the outstanding balance of the note.
  During 2002, we entered into various consulting agreements that provide for the issuance of restricted common stock or options/warrants to purchase restricted common stock primarily on a monthly basis as the services are performed by the consultants. In 2002, 53,699 restricted common shares and 186,032 options/warrants to purchase restricted common stock were issued to consultants in 2002, valued at $32,300 and $123,135, respectively.
  During 2002, we entered into various agreements with firms to provide professional services, under which we paid for the services through the issuance of 140,000 our restricted common stock and warrants to purchase 252,500 of restricted common stock, for an aggregate value of $544,081, which was charges to non-cash consulting expense in 2002.

In addition, we have the ability to issue options and other stock-based awards under our Amended and Restated 2000 Equity Compensation Plan to directors, officers, employees and consultants, and have reserved up to 8,500,000 shares of our common stock under the plan, 7,556,175 of which have been granted as of December 31, 2002.  We also have outstanding warrants exercisable for 30,658,477 shares of our common stock as of December 31, 2002.

Issuances of certain shares of our common stock or other equity interests have been at (or are exercisable for) a price that represents a discount to the then traded value of our common stock. In any event, past and anticipated future issuances of additional shares of our common stock or other equity interests have and will continue to dilute the proportional ownership interests of existing shareholders.

➢	If we are successful in raising additional capital through the issuance of equity securities, our shareholders may experience substantial dilution.

Our primary source of funding for our operations comes from the issuance of shares of our common stock in private placements to investors.  On February 27, 2002, our shareholders approved an amendment to our amended and restated certificate of incorporation to increase the number of shares of common stock authorized for issuance from 50,000,000 to 100,000,000.  This action was taken to ensure that shares of our common stock would be available for future issuance in the event our Board of Directors deems it necessary or advisable for purposes of, among other things, raising additional capital through the sale of equity securities to fund our business operations, acquiring other companies or their assets or attracting strategic partners and/or candidates for a business combination which can assist us in generating a revenue stream from the commercial deployment of our technology.  If we are successful in our capital raising efforts, existing shareholders will almost certainly experience dilution of their percentage ownership interests in Summus.  In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of shares of our common stock.

If we raise additional capital in conjunction with entering into strategic alliances or licensing our technology to wireless carriers, wireless and mobile device manufacturers, or content providers, we may be required to relinquish some rights to our technologies or products, or grant licenses on terms that are not favorable to us.

As of March 15, 2003, we have 57,403,703 shares of our common stock issued and outstanding, 7,673,379 shares reserved for issuance upon the exercise of stock options that have been granted, and 30,974,477 shares reserved for issuance upon the exercise of warrants issued by Summus.  In order to raise additional capital, we will have to ask our shareholders for an increase in the number of authorized shares.  There can be no assurance that our shareholders will approve such increase in our number of authorized shares.

➢	We have incurred substantial losses and expect to continue to incur substantial net losses for the foreseeable future.

We have generated (and expect to continue to generate in the foreseeable future) operating losses and negative cash flow. We had net losses, including non-cash charges for stock-based employee compensation, of approximately $8.6 million and $10.9 million for the fiscal years ended December 31, 2002 and December 31, 2001, respectively. As of December 31, 2002, we had an accumulated deficit of $43.1 million and a working capital deficit of $5.0 million.  As a result, we will need to generate significant revenues to be profitable in the future.  In light of our financial condition and operating results, our auditors have included in their report on our consolidated financial statements an explanatory paragraph, which expresses substantial doubt about our ability to continue as a going concern.

➢	We have a limited operating history and have achieved limited revenues from our operations.

We have a limited operating history and have generated limited revenue from our operations.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets.  We will need to increase significantly our revenues to achieve and maintain profitability. We believe that increasing our revenues will depend in large part on our ability to:

  raise additional capital;

  deploy our BlueFuel  platform, product suite, and applications;

  generate significant revenue from the sale of our applications using our BlueFuel platform and licensing of BlueFuel  and related products and services;

  maintain and enhance our brand name;

  establish and maintain broad market acceptance for our products and then increase our market share based upon the timing, strength and success of our sales efforts and our ability to enter into strategic and commercial alliances;

  convert the acceptance for our products and services into direct and indirect sources of revenue;

  develop effective marketing and other promotional activities to penetrate our target customer base;
  develop and maintain strategic and commercial relationships that balance our current and long-term ability to capitalize on our technology and solutions approach;

  generate and sustain substantial revenue growth while maintaining reasonable expense levels; and

  continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products and services;

If our revenues grow more slowly than anticipated or if operating expenses increase more than expected, or are not reduced sufficiently, we may never achieve profitability.  If we achieve profitability, we cannot be certain that we will be able to sustain or increase that profitability in the future.

➢	Our limited operating history makes it difficult to evaluate our business and prospects.

For the fiscal year ended December 31, 2002, we had revenues of $406,952, of which $204,133 relates to the wireless and mobile market.  We have only a limited operating history upon which you may evaluate our business and prospects. You should consider our prospects in light of the heightened risks and unexpected expenses and difficulties frequently encountered by companies in an early stage of development.  These risks, expenses and difficulties, which are described further in this “Risk Factors” section, particularly apply to us because the mobile and wireless market (i.e., the market for remote access and processing of information resources via small handheld wireless devices) is very much in its infancy and is likely to rapidly evolve.

Successfully commercializing BlueFuel, our applications using BlueFuel, as well as our other current and contemplated products will entail significant sales and marketing, competitive, technological and financing risks.  Although we have launched several wireless applications, our primary operations during 2002 have mainly been limited to organizing and staffing Summus, conducting research and development, product development and testing.  We believe our efforts to negotiate and enter into strategic relationships will enable us to market and deploy our products on a commercial basis.  These operations provide limited information for you to consider in assessing an investment in our common stock.

➢	Our operating results are likely to fluctuate significantly, which may cause our stock price to fluctuate.

 As a result of our relatively brief operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period –to period, and period-to-period comparisons are not likely to be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. Our future operating results could fall below the expectations of public market analysts or investors, which would likely significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

 Our research and development and sales and marketing efforts, and other business expenditures generally, are partially based on predictions regarding certain developments for wireless handset availability and carrier deployment of data services.  To the extent that these predictions prove inaccurate, our revenues may not be sufficient to offset our expenditures, and our operating results may be harmed.

➢	The price of our common stock has been and may continue to be volatile.

The trading price of our common stock has been and is likely to continue to be highly volatile.  Our stock price could be subject to wide fluctuations in response to factors such as:

  actual or anticipated variations in quarterly operating results;
  announcements of technological innovations, new products or services by us or our competitors;
  changes in financial estimates or recommendations by securities analysts;
  the addition or loss of strategic relationships or relationships with our key customers;
  conditions or trends in the wireless markets;
  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments or of significant new product developments or changes in business strategy;
  legal, regulatory or political developments;
  additions or departures of key personnel; and
  general market conditions

 In addition, the stock market in general, and the OTC Bulletin Board and the market for wireless, wireless-related and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.  These broad market and industry factors have in the past and may in the future reduce our stock price, regardless of our operating performance.

➢

We have issued stock options with exercise prices below market value which have resulted and will continue to result in the recording of compensation expense and, in turn, an increase in our net losses.

In the years ended December 31, 2002 and 2001, we awarded stock options to our employees and directors exercisable for 397,531 shares and 651,879, respectively, of our common stock at exercise prices below market value on the date of grant. For the years ended December 31, 2002 and 2001, we incurred compensation expense related to the stock option grants and share issuances in the amount of $364,000 and $956,321, respectively.

As of December 31, 2002, we have deferred compensation of $227,132 that will be amortized to expenses over the two years ending December 31, 2004. Our earnings/(net loss) will be decreased/(increased) by the corresponding amount of compensation expense in each of the stated years. We may also compensate our employees and directors through the grant of options or warrants to purchase our common stock in the future, which may have a dilutive effect on our earnings.

➢	The sale of a large number of shares of our common stock could depress our stock price.

Of the 57,403,703 shares of our common stock outstanding as of March 15, 2003, an aggregate of 31,463,857 shares are freely tradable without restriction in the public market unless the shares are held by "affiliates," as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

In addition, as of March 15, 2003, there were outstanding warrants to purchase 30,974,477 shares of our common stock, and options to purchase 7,673,379 shares of our common stock, 5,745,456 of which were fully vested.

We currently have effective a registration statement on Form S-1 in which we have registered 11,637,012 shares of our restricted common stock and 20,334,701 shares underlying warrants to purchase shares of our common stock.  We are also contractually obligated to register approximately 7,239,969 additional shares of restricted common stock that were previously not freely tradable and an additional 11,239,290 shares underlying warrants and options, such securities to be covered by a registration statement on Form S-1 to be filed with the SEC.

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

            The market for our software and technologies is new and rapidly evolving. Wireless service providers are only beginning to offer commercial services that could result in utilization of our software and, as a result, we cannot assess current or future demand for remote management of resources, the creation and interaction with multimedia content via cellular handsets and other mobile devices, and enhanced quality of remote communications. We also do not know whether this market will be large enough to sustain our business. We may not be able to develop and introduce software, software enhancements or services that respond to market demands, technology developments, increased competition or industry standards on a timely basis, or at all. If this market does not evolve in the manner or in the timeframe that we anticipate, or if we are unable to respond to new market developments promptly, our business and prospects may suffer.

➢

The success of our business will greatly depend on our ability to develop and enter into strategic relationships with wireless service providers, wireless software developers, semiconductor and device designers, wireless device manufacturers and content providers.

Our business will depend on our ability to develop relationships and enter into agreements with companies in key industry groups, including:

  wireless service providers that we expect will deploy our technology and products to deliver multimedia content and services to their subscribers;
  wireless software providers who will use our BlueFuel platform to develop third-party mobile software;
  semiconductor and device designers and manufacturers that we expect will embed our technology and products in their products to enable the viewing of multimedia content; and
  content providers that we expect will rely on our technology and products to deliver multimedia content over wireless networks.

  We will need to enter into contractually binding agreements with wireless service providers, device manufacturers, and content providers in order to generate any significant revenues from our technology and product applications.  If we are unable to establish a sufficient number of strategic relationships and enter into contractual arrangements on terms commercially favorable to us, our business, revenue, and prospects are likely to be adversely affected.

➢	Our business will depend on wireless service providers deploying our BlueFuel software and related applications, and on their subscribers' demand for such applications.

Our success will depend heavily on timely deployment by wireless service providers of our applications using our BlueFuel product suite in their networks. Wireless service providers may not deploy, or may be slow in deploying, our software due to a number of factors including the availability of competing products, lack of subscriber demand, as well as interoperability, implementation, support or maintenance concerns. In addition, if our current applications with wireless service providers are unsatisfactory, they may not deploy our software or may require costly or time-consuming modifications to our software before deployment.

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

➢

If mobile information devices for delivery of content are not widely adopted or if semiconductor and device designers and manufacturers fail to embed our BlueFuel technology in their products, our business will be harmed.

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

➢	If we fail to commercialize our BlueFuel platform, or to develop and commercialize additional enhancements to such platform, we may not be able to compete effectively and our business will suffer.

Our BlueFuel platform is new and has only recently been commercially deployed. Our success depends on our ability to commercially release our software based on our technology in a timely manner. Our success also depends on our ability to develop and commercialize new enhancements to our technology in a timely manner. If we fail to successfully commercialize our software and technology, or to develop new software and technology, we will not be able to compete successfully.

➢	We may not successfully develop new products and services.

Our growth depends on our ability to continue to develop leading edge wireless delivery and distribution products and services.  Our business and operating results would be harmed if we fail to develop products and services that achieve widespread market acceptance or that fail to generate significant revenues or gross profits to offset our development and operating costs.  We may not timely and successfully identify, develop and market new product and service opportunities.   If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenues or profitability.  In addition, competitive or technological developments may require us to make substantial, unanticipated investments in new products and technologies, and we may not have sufficient resources to make these investments.  If we are unable to be a technological leader in our market, our business is likely to be harmed.

➢	We have in the past experienced delays in carrier testing and deployment and product releases, and we may similarly experience delays in the release of products and upgrades in the future.

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

The wireless communications market is highly competitive. Our failure to establish a customer base as a solutions provider to this industry will adversely affect operating results. The competition with other solutions providers to form alliances with wireless service providers and Internet service providers is significant. The loyalty of wireless industry customers we may obtain could be easily influenced by a competitor's new offerings, especially if those offerings provide cost savings or new methods of compression and multimedia technology applicable to wireless communications. We will face significant competition from traditional telecommunications companies, virtually all of which have greater market share and financial resources than we do. These traditional telecommunications companies are better positioned to finance research and development activities relating to compression and multimedia technology. They are also able to provide a wider range of products and services for a greater spectrum of media and have greater resources with which to purchase additional technologies or acquire other companies.

➢

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share, and our results of operations and financial condition would suffer.

We compete in the handheld device, operating system software and wireless services markets. The markets for these products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Summus to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products.

Certain competitors may have longer and closer relationships with the senior management of enterprise customers who decide which products and technologies will be deployed in their enterprises.  Moreover, these competitors may have larger and more established sales forces calling upon potential enterprise customers and therefore could contact a greater number of potential customers with more frequency.  Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our business, results of operations and financial condition.

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

➢	Our products are complex, and we may not be able to prevent defects that could decrease their market acceptance, result in product liability or harm our reputation.

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

Errors in our products may also be caused by defects in third-party hardware or software incorporated into our products. If so, we may be unable to fix these defects without the cooperation of third-party providers. Because these defects may not be as significant to these providers as they are to us, we may not receive the rapid cooperation that may be required to avoid serious harm to our business and operating results. Errors, defects or other performance problems with our products could also harm our customers' businesses or result in potential product liability claims. Even if unsuccessful, a product liability claim brought against us would likely be time-consuming, costly and harmful to our reputation.

➢	If we endeavor to expand our limited presence in international markets we will become subject to additional business risks.

We may decide to expand what is now a limited presence, through employees, consultants and agents, in international operations. To do so, we would likely have to enter into relationships with foreign business partners. This strategy contains risks, including difficulty in managing international operations due to distance, language and cultural differences, and an inability to successfully market and operate services in foreign markets. There are also risks inherent in doing business on an international level, including unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, and potentially adverse tax consequences.

➢	Regulations governing the wireless communications industry may indirectly adversely affect our business.

The wireless communications industry is subject to regulation by the Federal Communications Commission and various state regulatory agencies. From time to time, legislation and regulations could be adopted that could adversely affect this industry.

Changes in regulatory environments governing the wireless telecommunication industry could negatively affect our plans to offer products and services. The licensing, ownership and operation of wireless communications systems and the grant, maintenance or renewal of applicable licenses and radio frequency allocations are all subject to significant government regulation. Government regulation may have an adverse effect on the wireless telecommunications companies to which we plan to market and sell our products and services under development.  Delays in receiving required regulatory approvals and licenses or the enactment of new and adverse regulatory requirements may adversely affect our ability to offer our technology and other new products and services. In addition, legislative, judicial and regulatory agency actions could negatively affect our ability to offer new technologies to wireless telecommunications companies.

➢	We may acquire technologies or companies in the future, and these acquisitions could dilute the value of our stock and disrupt our business.

We may acquire technologies or companies in the future. Entering into an acquisition entails many risks, any of which could harm our business, including:

  diversion of management's attention from other business concerns;

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

Currently, we have not been awarded any patents.  We have filed for two (2) patents.  One is in the video compression technology area, which incorporated six (6) of our previous provisional patents and for which we abandoned three (3) of our previous provisional patents that contained redundant information to the video patent.  The other is in the mobile mapping data area, which incorporated  two (2) of our previous provisional patents.  We have decided not to proceed on five (5) other provisional patents at this time, but the relevant and important information contained in these provisional patents is  protected under trade secrets and by confidentiality agreements.  Thus, we have two (2) remaining provisional patents that we have filed, and are working to develop into formal patent applications.  These patent applications may not be granted or, if granted, the resulting patents may be challenged or invalidated.  In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property. Infringement is difficult to detect and costly to prevent. With respect to the protection of our proprietary rights internationally, the laws of some foreign countries may not protect our proprietary rights adequately. In addition, we will not have patent protection in countries where we do not file patent applications. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate and our business may be harmed as a result.

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

➢

Our Directors and Executive Officers beneficially own approximately 33.83% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

As of March 15, 2003, our executive officers, directors and affiliated persons beneficially owned approximately 33.83% of our common stock. Bjorn Jawerth, our Chief Executive Officer and Chairman of the Board, beneficially owns approximately 25.81% of our common stock.  As a result, our executive officers, directors and affiliated persons will have significant influence to:

  elect or defeat the election of our directors;

  amend or prevent amendment of our articles of incorporation or bylaws;

  effect or prevent a merger, sale of assets or other corporate transaction; and

  control the outcome of any other matter submitted to the shareholders for vote.

Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Summus, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

➢	We depend on key personnel to operate our business.

Our future success depends on the continued services and performance of our senior management, in particular, our Chief Executive Officer, Dr. Bjorn Jawerth, and other key scientific, technical and managerial personnel.  The loss of the services of any member of our senior management or other key employees could cause significant disruption in our business and have a material adverse effect on us.  We have employment agreements with certain members of senior management but we do not currently maintain any "key person" life insurance. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, sales and marketing and customer service personnel. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business could be harmed. For information on our key personnel, please see “Item 10. Directors and Executive Officers of the Registrant".

➢	Our failure to attract, train or retain highly qualified personnel could harm our business.

Our success also depends on our ability to attract, train and retain qualified personnel in all areas, especially those with management and product development skills.  In particular, we must hire additional experienced management personnel to help us continue to grow and manage our business, and skilled software engineers to further our research and development efforts.  At times, we have experienced difficulties in hiring personnel with the proper training or experience, particularly in technical and media areas. Competition for qualified personnel is intense, particularly in high-technology centers such as the Research Triangle, where our corporate headquarters are located.   If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

In making employment decisions, particularly in the high-technology industries, our current employees and prospective job candidates often consider the value of stock options they hold or that they may receive in connection with their employment.  As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly.

➢	Our common stock is subject to "penny stock" rules that may hamper a shareholder’s ability to sell shares of such stock in the secondary trading market.

Federal regulations under the Securities Exchange Act of 1934 (the "Exchange Act") regulate the trading of so-called "penny stocks," which are generally defined as any security not listed on a national securities exchange or NASDAQ, priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. Since our common stock currently trades on the OTC Bulletin Board at less than $5.00 per share, our common stock is a "penny stock" and may not be traded unless a disclosure schedule explaining the "penny stock" market and the risks associated with such stock is delivered to a potential purchaser prior to any trade.

In addition, because our common stock is not listed on the NASDAQ Stock Market or any national securities exchange and currently trades at less than $5.00 per share, trading in our common stock is subject to Rule 15g-9 under the Exchange Act. Under this rule, broker-dealers must take certain steps prior to selling a "penny stock," which include:

  obtaining financial and investment information from the investor;

  obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

  providing the investor a written identification of the shares being offered and the quantity of the shares.

Because of these requirements, many broker-dealers are unwilling to sell penny stocks at all.

If these "penny stock" rules are not followed by the broker-dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules will make it more difficult for broker-dealers to sell our common stock.  Accordingly, you may have difficulty in selling shares of our common stock in the secondary trading market. These rules could also hamper our ability to raise funds in the primary market for our common stock.

➢	Special Note Regarding Forward-Looking Statements

We have made forward-looking statements in this document, all of which are subject to risks and uncertainties. When we use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek” and “estimate” or similar words, we are making forward-looking statements.  Forward-looking statements include information concerning our possible or assumed future business success or financial results. Such forward-looking statements include, but are not limited to, statements as to our expectations regarding:

  a lack of sufficient financial resources to implement our business plan, which has resulted in our receiving a "going concern" opinion from our independent auditors with respect to our audited financial statements as of and for the year ended December 31, 2002;
  our ability to generate sufficient working capital to meet our operating requirements;
  our future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);
  our future revenue opportunities;
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
  our new product development and acceleration of commercial deployment of such products;
  the future adoption of our current and future products, services, and technologies;
  the future growth of our customer base;
  technological competition, which creates the risk of our technology being rendered obsolete or noncompetitive;
  the lack of patent protection with respect to our technology; and
  potential infringement of the patent rights of third parties.

You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this annual report on Form 10-K.

We believe that it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this annual report on Form 10-K could materially and adversely affect our business, financial condition and operating results.  We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not use any derivative financial instruments for hedging, speculative or trading purposes.  Our exposure to market risk is currently immaterial.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed with this report are set forth in the "Index to Consolidated Financial Statements and Schedule" following Part IV of this annual report.

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

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Board of Directors

The following table provides information regarding the members of our Board of Directors including their ages, the year they were first elected as directors and the expiration of their terms as directors:

Name	Age	First Year Elected As Director	Term Expires
Bjorn D. Jawerth	50	2000	2003
Richard F. Seifert	52	1999	2003
Herman Rush(1)	71	2000	2002
George H. Simmons	52	2002	2003
Neil R. Guenther	49	2003	2003
_______________________________ (1) Mr. Rush resigned from the Board of Directors on August 19, 2002.

Advisory Board Members

Our Board of Directors has an advisory board.  The current members of the advisory board are Hyun Byun and Bob Bruggeworth.  Members of the advisory board are appointed through resolution of the Board and consult and advise the Board and our senior officers as to, among other things:

  entering into strategic alliances or other business relationships for purposes of commercially deploying our products and technology;

  financing of our operations;

  starting or discontinuing a line of business; and

  establishing, acquiring and selling other companies or participating interests in other companies.

At the request of the Board, members of the advisory board may attend Board meetings and participate in such meetings, but they have no vote.  Members of the advisory board will not be deemed to be directors of Summus and will not be subject to any fiduciary or similar duties to Summus solely by virtue of membership on the advisory board.  Each member of the advisory board is required to execute a confidentiality and non-disclosure agreement with Summus and will be considered an “insider” of Summus, subject to our insider trading policies.

Executive Officers

The following table provides information regarding our executive officers, the capacity in which they serve Summus, when they assumed office, and their ages.

Name	Office	Officer Since	Age
Bjorn D. Jawerth	Chief Executive Officer, President, Chief Scientist	2001	50
Gary E. Ban	Chief Operating Officer	2001	39
Robert S. Lowrey	Chief Financial Officer, Vice President of Finance	2000	42
Christopher E. Kremer	Executive Vice President of Sales and Business Development	2001	45
Leonard Mygatt	Executive Vice President, Advanced Technology	2001	42

Business Experience of Directors, Officers, Advisory Board Members, and Other Key Employees

Bjorn D. Jawerth has been on our Board of Directors since February 2000 and has served as Chief Executive Officer (initially, as a Co-Chief Executive Officer), President and Chief Scientist since February 2001.  In 1991, Dr. Jawerth founded Summus Ltd. and was its chairman and president until its acquisition by Summus in February 2001.  With more than 30 years of experience as a consultant in the areas of image processing and finite element analysis, Dr. Jawerth has more than 90 publications to his credit in books and refereed journals.  He has won and administered numerous grant awards from both industry and government agencies such as Intel Corporation, the Office of Naval Research, the Air Force Office of Scientific Research, the Army’s NVESD, the NSF and DARPA.  His research interests include computational harmonic analysis and partial differential equations, image processing and pattern recognition.  Until the fall of 2000, Dr. Jawerth was the David W. Robinson Palmetto Professor, professor of mathematics and adjunct professor of computer science at the University of South Carolina.  He currently holds a part-time position at the professor level at Chalmers University of Technology in Gothenburg, Sweden.  Dr. Jawerth received master’s degrees in mathematics, statistics, technical physics and electrical engineering and also a doctorate in mathematics from the University of Lund and from the Lund Institute of Technology, Lund, Sweden.

Neil R. Guenther was appointed to our Board of Directors in February 2003.  Dr. Guenther has been a shareholder of Anesthesiology Associates of Wisconsin since 1992 and has served as the President of its Board of Directors since January 2002.  Dr. Guenther received his Bachelor of Science degree from the University of Wisconsin in 1977 and his medical degree from the Medical College of Wisconsin in 1983.  Dr. Guenther is a member of the National Association of Corporate Directors.

George H. Simmons was appointed to our Board of Directors in March 2002.  Until November 2003, Dr. Simmons was Vice President and General Manager of the Multiservice Access Technology business in Lucent Technologies.  Prior to this assignment, Dr. Simmons held the position of R&D Operational Excellence VP in Switching and Access Solutions where he was responsible for R&D process improvement.  He also worked in Beijing, China, where he held the position of Network Wireless VP and was responsible for marketing, sales, installation and customer technical support of wireless infrastructure equipment.  Dr. Simmons graduated from Michigan State University with a bachelor’s degree in Electrical Engineering in 1973 and a Ph.D. in electrical engineering in 1981.  He obtained his master’s degree in electrical engineering from the University of Michigan in 1974 and a master’s in management from Kellogg School of Management, Northwestern University in 1991.

Richard F. Seifert has beena member of our Board of Directors since February 1999. He was our Vice President of Operations from March through November 1999.  Upon the closing of the Summus, Ltd. asset acquisition, he assumed the position of Co-Chief Executive Officer.  In November 2001, Mr. Seifert voluntarily resigned as co-Chief Executive Officer to assume the position of Executive Vice President of Corporate Development, a position in which he focused his energies on establishing strategic alliances and other business relationships to enable us to commercially deploy our technology and generate revenue.  In July 2002, Mr. Seifert resigned as Executive Vice President of Corporate Development.  From 1995 through February 1999, Mr. Seifert was a self-employed marketing consultant. Mr. Seifert has a degree in business administration from Montgomery County College and Penn State University.

Herman Rush was a member of our Board of Directors since March 2000.  Mr. Rush resigned from the Board of Directors on August 19, 2002.  Since 1999, Mr. Rush has been Chairman of the Board and Chief Executive Officer of Infotainment International, Inc., and related companies that develop and produce content for the Internet.  Since 1998, Mr. Rush has been a partner in Rush Cooperman Associates, LLC, an Internet development and production company. In November 2000, he became the CEO of Internet Program Providers, Inc., an Internet distribution/syndication company. Mr. Rush served as Executive Producer of “The Montel Williams Show” for television from 1990 through 1997 and currently is a consultant to the program. Mr. Rush is a former President and CEO of the Columbia Pictures Television Group (1980-1988) and a former CEO of Coca-Cola Telecommunications, Inc. (1988-89).

Gary E. Ban joined Summus as our Chief Operating Officer in February 2001. In his past role as Chief Operating Officer/Chief Information Officer of Summus, Ltd., Mr. Ban had supervisory responsibility over company operations, information technology and human resources. Prior to joining Summus, Ltd. in September 1999, Mr. Ban held a variety of executive-level management positions establishing direction and operational implementation for business, financial and engineering systems integration.  From November 1996 through August 1999, Mr. Ban served as Director of Customer Integration for ABB Power T&D Inc.'s electricity metering group, where he was responsible for global systems integration for large-scale information management solutions.  From June to November 1996, Mr. Ban served as Director of Re-Engineering Services for the Pinnacle Group, a consulting company, where he was instrumental in establishing a consulting business offering re-engineering process management focused on enterprise resource planning. Mr. Ban holds an M.B.A. from Duke University and a bachelor's degree in industrial management and an associate applied science degree in computer engineering from the Milwaukee School of Engineering.

Robert S. Lowrey has been our Chief Financial Officer and Vice President of Finance since June 2000.  Prior to joining Summus, Mr. Lowrey served as a senior audit manager for Ernst & Young LLP in Raleigh, North Carolina, from November 1993 to May 2000.  In this role, Mr. Lowrey had an active role in the accounting work associated with initial public offerings, secondary offerings of equity and debt, and merger and acquisition transactions.  Prior to his association with Ernst & Young, Mr. Lowrey served as the chief financial officer of Florida Dental Care, a full-service provider of dental care.  Mr. Lowrey is a certified public accountant licensed in the state of North Carolina.  He holds a bachelor’s degree in accounting from Grove City College in Grove City, Pennsylvania.

Christopher E. Kremer was hired as Executive Vice President of Sales and Business Development in October 2001.  Mr. Kremer heads Summus' sales and business development functions. Prior to his association with Summus, Mr. Kremer held various senior level executive positions with Motorola, Inc., including Senior Director, Program Management, Cellular Technology and Product Realization Group (March 1999 to February 2001); Senior Director, Business Operations, CDMA Division (February 1998 to March 1999); and Vice President of Sales and Marketing for the Transmission Products Division (August 1996 to February 1998). Mr. Kremer is a graduate of Eastern Kentucky University, where he received a bachelor's degree in business administration in 1980.

Leonard T. Mygatt, III has been our Executive Vice President, Advanced Technology, since our acquisition of Summus, Ltd.'s assets in February 2001.  In this position Mr. Mygatt is responsible for technical development and strategy, maintaining technical and standards awareness, providing technical review of new and competitive technologies, managing and protecting the Company's intellectual property, and technical support for business development, contracts, and proposals.  Mr. Mygatt began with Summus, Ltd. in December 1995 and held various management and technical roles in developing Summus, Ltd.'s technical capabilities and business.  Prior to his association with Summus, Ltd., Mr. Mygatt was employed by Magnavox Electronic Systems Company, where he served as a project leader for the design, development and production of advanced tactical data link systems and as a project manager and leader for a research and development project investigating image and video compression.  Mr. Mygatt received a bachelor's degree in electrical engineering from the University of California at San Diego in 1983.

Hyun Byun brings over 20 years of experience in marketing and business development to our Board of Advisors working exclusively with Samsung. Mr. Byun currently is the U.S. director of new business development for Samsung Electronic Co. Ltd.  In this role, he has created the office for Samsung’s digital convergence team and has been instrumental in developing strategic partnerships with America Online (AOL) as well as content development partnerships with RealNetworks, BMG and UMG.  Previously, Mr. Byun served in the Samsung group chairman’s office as senior manager where he directed 37 Samsung affiliates (including Samsung Electronics and Samsung Investment).  In 1988, Mr. Byun transferred to the United States from Korea to develop Samsung Information Systems America, where he was the marketing manager for Samsung Brand Desktop and Notebook and coordinated sales and marketing for the network (Novell) product sales.

Robert A. Bruggeworth was appointed to our Board of Advisors in June 2002. He is currently the Chief Executive Officer of RF Micro Devices, Inc.  Previously, Mr. Bruggeworth served as the president of RF Micro Devices wireless products group.  Before joining RF Micro Devices, Mr. Bruggeworth was employed by AMP, Inc., from July 1983 to June 1999, serving most recently as vice president of global computer and consumer electronics.

Andrew L. Fox was our Chief Executive Officer from August 2000 through February 2001 and our acting President and Chief Executive Officer from August 1999 through August 2000.  Mr. Fox served as a director of Summus from January 2000 to November 2001. Mr. Fox was Executive Vice President of Sales and Marketing for Summus, Ltd. from August 1999 through January 2000.  In mid-November 2001, Mr. Fox assumed the position as Summus’ Vice President of Strategic Relationships.  From December 1996 through June 1999, Mr. Fox was Senior Marketing Manager of RealNetworks, a provider of software products and services for Internet media delivery and a pioneer of streaming media systems enabling the creation, real-time delivery and playback of audio, video and multimedia content on the Web.  From June 1991 through November 1996, he was a Sales and Marketing Manager for IBM's Wireless Data Division and a Product Manager at IBM's Networking Hardware Division.  Mr. Fox has a M.B.A. from Duke University's Fuqua School of Business in Durham, North Carolina, and an undergraduate degree in computer science and electrical engineering from Duke University's School of Engineering.

Jiangying Zhou was appointed our Vice President of Research in May 2001.  She had previously served as Director of Research and Development at Summus and, before that, at Summus, Ltd.  Prior to joining Summus, Ltd. in March 1998, Dr. Zhou was a research scientist at Panasonic Information and Networking Technologies Laboratories, Princeton, New Jersey, where she conducted research in the areas of image analysis, information retrieval and document processing. Dr. Zhou received her Ph.D. in Electrical Engineering from the University of New York at Stony Brook in 1993. She received her M.S. degree (1985) and B.S. degree (1982), both in computer science, from Fudan University, Shanghai, China. Dr. Zhou has taught in the computer science department of Fudan University.  She has published 30 papers in international journals and conferences and has given many talks at international conferences.  She is also the owner of five U.S. patents. Dr. Zhou is currently the co-chair for the SPIE/IS&T Document Recognition Conference. She also served as session chair and as referee for several international conferences and journals, including the SPIE Document Recognition Conference, the Fifth International Conference on Document Analysis and Information Retrieval, IEEE Transaction on Pattern Recognition and Machine Intelligence, Journal of Computer Vision, Graphics, and Image Processing, and Journal of Electronic Imaging.  Dr. Zhou's research interests include video/image analysis, pattern recognition, information retrieval, character recognition, and document processing.

Family Relationships

There are no family relationships between or among any of our directors and executive officers.

Board of Directors and Committees of the Board of Directors

Our Board of Directors is responsible for establishing broad corporate policies and for our overall performance.  During the fiscal year ended December 31, 2002, the Board of Directors held 4 meetings.  The Board of Directors has an Audit Committee, Finance Committee, Compensation Committee, and Nominating Committee.

During the fiscal year ended December 31, 2002, the Company’s Audit Committee met 4 times.  Its members during the last fiscal year were George H. Simmons and Herman Rush.  Mr. Rush resigned from the Board of Directors of the Company on August 19, 2002.  Our Audit Committee’s current members are Neil R. Guenther and George H. Simmons.  The Audit Committee reviews the Company’s auditing, accounting, financial reporting, and internal control functions and makes recommendations to the Board of Directors for the selection of independent accountants.  In addition, the Audit Committee monitors the quality of the Company’s accounting principles and financial reporting, as well as the independence of and the non-audit services provided by the Company’s independent accountants.  The Audit Committee discusses with the auditors their independence and obtains at least annually the auditors’ written statement describing their independent status.

During the last fiscal year, the Compensation Committee met 1 time.  Its members during the last fiscal year were George H. Simmons and Herman Rush.  Mr. Rush resigned from the Board of Directors of the Company on August 19, 2002.  The Compensation Committee’s current members are Neil R. Guenther and George H. Simmons.  The Compensation Committee determines, reviews, approves, and reports to the Board of Directors on all elements of the compensation for the Company’s executive officers including salaries, bonuses, stock options, benefits, and other compensation arrangements.

Summus established a Nominating Committee and Finance Committee in March 2003.  The Nominating Committee shall consider candidates for the Board of Directors of the Corporation and shall make all nominations for Directors to the full Board of Directors.  The Finance Committee is responsible for providing oversight and coordination of all of our financing activities.  The Nominating and Finance Committee are both composed of George H. Simmons and Neil R. Guenther.

During the last fiscal year, no Directors attended fewer than seventy-five percent (75%) of the aggregate of the total number of meetings of the Board of Directors held during the period they served as Directors and the total number of meetings held by the committees of the Board of Directors during the period that they served on any such committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), and related regulations of the Securities and Exchange Commission, require our directors, officers and beneficial owners of more than 10% of our common stock (collectively, “reporting persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of any and all classes of equity securities of Summus.  The reporting persons are required by SEC regulations to furnish us with copies of all such filings.

Based on our review of the copies of filings received by us with respect to the year ended December 31, 2002, we believe that all reporting persons complied with the Section 16(a) filing requirements.

ITEM 11.        EXECUTIVE COMPENSATION.

Executive Compensation

The following table provides certain summary information concerning the compensation paid during the fiscal years ended 2002, 2001, and 2000 to (i) the Chief Executive Officer and (ii) to each of the four other most highly compensated executive officers of the Company (based on salary and bonus received during the last fiscal year) who were serving as executive officers of the Company at the end of the last fiscal year and whose aggregate compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table(1)

		Annual Compensation	Long-term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)(2)	All Other Compensation ($)
Bjorn D. Jawerth	2002	$282,782	$29,988(11)	929,603(8)	$4,415
Chief Executive	2001	$326,261		512,000	$3,391
Officer (3)

Gary E. Ban	2002	$144,552	$15,250(11)	464,803(9)	$1,185
Chief Operating	2001	$143,887		18,919	$1,153
Officer (4)

Robert S. Lowrey	2002	$123,397	$13,172(11)	89,828(7)	$75,000(14)
Chief Financial	2001	$141,459		306,107
Officer (5)	2000	76,416		100,000

Christopher E. Kremer Executive Vice	2002 2001	$156,657 $75,212(12)	$17,340(11)	44,612(10) 375,000	$2,257
President, Sales and
Business Development(6)

Leonard Mygatt	2002	$119,932	$5,983(11)	40,105	$2,441
Executive Vice	2001	$109,648		348,462	$2,333
President, Advanced
Technology(13)

(1)

The aggregate amount of perquisites and other personal benefits, if any, did not exceed the lesser of $50,000 or 10% of the total amount of salary and bonus for any year for any of the Named Executive Officers and has therefore been omitted.

(2)	The options granted are without tandem stock appreciation rights, and we did not grant any stock appreciation rights to any of the Named Executive Officers.
(3)	Dr. Jawerth became Co-Chief Executive Officer on February 16, 2001, and Chief Executive Officer in November 2001.
(4)	Mr. Ban became Chief Operating Officer on February 16, 2001.

(5)	Mr. Lowrey became Chief Financial Officer and Vice President of Finance on June 1, 2000.
(6)	Mr. Kremer became Executive Vice President, Sales and Business Development on October 1, 2001.
(7)	44,255 of these options were granted pursuant to the Company’s Alternative Compensation Plan in lieu of cash compensation owed to him.
(8)	103,266 of these options received by Dr. Jawerth in 2002 were granted pursuant to the Company’s Alternative Compensation Plan in lieu of cash compensation owed to him.
(9)	51,634 of these options received by Mr. Ban in 2002 were granted pursuant to the Company’s Alternative Compensation Plan in lieu of cash compensation owed to him.
(10)	27,164 of these options received by Mr. Kremer in 2002 were granted pursuant to the Company’s Alternative Compensation Plan in lieu of cash compensation owed to him.
(11)

These amounts were paid to the Dr. Jawerth and Messrs. Ban, Lowrey, Kremer, and Mygatt by the issuance of 29,988, 15,250, 13,172, 17,340, and 5,983 restricted shares, respectively, of the Company’s common stock in lieu of cash compensation for salary owed to them.  The restrictions on these shares will lapse on April 25, 2003.

(12)	$40,679 of the cash compensation was paid to Mr. Kremer as a consultant to the Company before he became an executive officer.
(13)	Mr. Mygatt became an Executive Vice President, Advanced Technology on February 16, 2001.
(14)

In settlement of a $75,000 bonus to which Mr. Lowrey was contractually owed under the terms of his employment contract with Summus,  he received 75,000 shares of common stock and warrants to purchase 150,000 shares of Summus common stock.  These warrants have an exercise price of $2.00 per share.

Option Grants During Last Fiscal Year

The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 2002, to the Named Executive Officers.

Name	Number of Securities Underlying Options/SARs Granted (#) (1)(4)	Percent of Total Options/SARs Granted To Employees In Fiscal Year(3)	Exercise Or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(8)
Bjorn D. Jawerth	106,337(5)	3.365%	$1.44	3/08/12	$93,577
	720,000(6)	22.783%	$1.44	5/23/12	$636,600
	11,761(2)	0.372%	$0.31	7/31/12	$1,999
	10,417(2)	0.330%	$0.35	8/15/12	$1,979
	14,583(2)	0.461%	$0.25	8/30/12	$2,042
	9,854(2)	0.312%	$0.37	9/13/12	$1,971
	9,115(2)	0.288%	$0.40	9/30/12	$2,005
	7,595(2)	0.240%	$0.48	10/15/12	$1,975
	8,892(2)	0.281%	$0.41	10/31/12	$1,956
	7,595(2)	0.240%	$0.48	11/15/12	$1,975
	8,102(2)	0.256%	$0.45	11/29/12	$2,026
	7,757(2)	0.245%	$0.47	12/13/12	$2,017
	7,595(2)	0.240%	$0.48	12/31/12	$1,975

Gary E. Ban	53,169(5)	1.682%	$1.44	3/08/12	$46,789
	360,000(7)	11.390%	$1.44	5/23/12	$316,800
	5,880(2)	0.186%	$0.31	7/31/12	$1,000
	5,208(2)	0.165%	$0.35	8/15/12	$990
	7,292(2)	0.230%	$0.25	8/30/12	$1,021
	4,927(2)	0.156%	$0.37	9/13/12	$985
	4,557(2)	0.144%	$0.40	9/30/12	$1,003
	3,798(2)	0.120%	$0.48	10/15/12	$987
	4,446(2)	0.141%	$0.41	10/31/12	$978
	3,798(2)	0.120%	$0.48	11/15/12	$987
	4,051(2)	0.128%	$0.45	11/29/12	$1,013
	3,879(2)	0.123%	$0.47	12/13/12	$1,009
	3,798(2)	0.120%	$0.48	12/31/12	$987

Robert S. Lowrey	45,573(5)	1.442%	$1.44	3/08/12	$40,104
	5,040(2)	0.159%	$0.31	7/31/12	$857
	4,464(2)	0.141%	$0.35	8/15/12	$848
	6,250(2)	0.198%	$0.25	8/30/12	$875
	4,223(2)	0.134%	$0.37	9/13/12	$845
	3,906(2)	0.124%	$0.40	9/30/12	$859
	3,255(2)	0.103%	$0.48	10/15/12	$846
	3,811(2)	0.121%	$0.41	10/31/12	$838
	3,255(2)	0.103%	$0.48	11/15/12	$846
	3,472(2)	0.110%	$0.45	11/29/12	$868
	3,324(2)	0.105%	$0.47	12/13/12	$864
	3,255(2)	0.103%	$0.48	12/31/12	$846

Christopher E. Kremer	17,448(5)	0.552%	$1.44	3/08/12	$15,354
	4,340(2)	0.137%	$0.48	10/15/12	$1,128
	5,081(2)	0.161%	$0.41	10/31/12	$1,118
	4,340(2)	0.137%	$0.48	11/15/12	$1,128
	4,630(2)	0.147%	$0.45	11/29/12	$1,158
	4,433(2)	0.140%	$0.47	12/13/12	$1,153
	4,340(2)	0.137%	$0.48	12/31/12	$1,128

Leonard Mygatt	40,105	1.269%	$1.44	3/08/12	$35,292

(1) All of the above options are subject to the terms of the Company’s Amended and Restated 2000 Equity Compensation Plan.  All options granted to the Named Executive Officers are exercisable only as they vest.

(2) These options were granted to the Named Executive Officers in lieu of cash compensation owed to them pursuant to their employment agreements with the Company.  All of these options were fully vested on their date of grant.

(3) The cumulative percent of total stock options granted to Dr. Jawerth, and Messrs. Ban, Lowrey, Kremer, and Mygatt  in 2002, relative to all options granted by the Company in 2002 were 29.413%, 14.705%, 2.843%, 1.411%, and 1.269 respectively.

(4) All options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

(5) These options vested on their date of grant.

(6) 300,000 of these options were fully vested at their date of grant.  The remaining vest at the rate of 60,000 quarterly for the next seven quarters from the date of grant.

(7) 150,000 of these options were fully vested at their date of grant.  The remaining vest at the rate of 30,000 quarterly for the next seven quarters from the date of grant.

(8) The values in this column have been prepared using the Black-Scholes model.  The calculations made pursuant to this model assume (a) a volatility of 1.789 for the first and second fiscal quarter grants and 1.379 for third and fourth fiscal quarter grants; (b) a risk-free rate of return of 5.00% for first quarter grants, 4.5% for second quarter grants, 3.2% for third quarter grants, and 3.0% for fourth quarter grants (c) a dividend yield of 0%, and (d) an expected option life of five years.

Aggregated Options Exercised During Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information concerning the number and intrinsic value of stock options held by the Named Executive Officers on December 31, 2002. Year-end values are based on the fair market value of $0.49 per share as of December 31, 2002, as reported on the OTC Bulletin Board System.  They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.  No Named Executive Officer exercised any options during the fiscal year ended December 31, 2002.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Bjorn D. Jawerth	1,129,603	300,000	$10,497	$0
Gary E. Ban	333,722	150,000	$5,248	$0
Robert S. Lowrey	462,601	33,334	$4,498	$0
Christopher E. Kremer	198,842	250,000	$810	$0
Leonard Mygatt	223,614	164,953	$0	$0

Employment Agreements

Employment Agreement with Bjorn D. Jawerth

On February 16, 2001, Summus entered into a three-year employment agreement with Bjorn D. Jawerth, our Chief Executive Officer.  Under his employment agreement, Dr. Jawerth received:

  an initial base salary of $350,000, which is to be increased on an annual basis by at least 10%; however, Dr. Jawerth has not taken any increase in cash compensation to this initial base salary.  As of February 16, 2003, Dr. Jawerth was to receive an annual salary of $423,500 pursuant to his agreement; however, Dr. Jawerth elected on July 31, 2002, to reduce his cash compensation temporarily to $262,500 on an annual basis to help lower the Company’s current cash consumption.  The difference between the original contract amount of $350,000 and the current cash salary amount is paid to Dr. Jawerth on a bi-monthly basis in the form of options to buy common stock under the Company’s Alternative Compensation Plan.  These options are priced at the closing market price of the Company’s common stock at the end of each bi-monthly pay period.  The difference between the current salary amount of $423,500 owed to Dr. Jawerth and the original base salary of $350,000 in his employment agreement is being deferred and accrued by the Company until the Board of Directors and Dr. Jawerth determine when and how this accrued amount may be paid;

  performance bonuses and options as are generally available to other senior management and Board members (including awards under our Amended and Restated 2000 Equity Compensation Plan), as determined by the Compensation Committee of the Board;

  a car allowance of $750/month (Dr. Jawerth has subsequently agreed to forego his allowance.); and

  health insurance, and other benefits.

In addition to the foregoing, Dr. Jawerth was to have been paid $500,000 in cash as compensation for his non-competition covenants (which have an 18-month term). In lieu of such cash payment, we issued to Dr. Jawerth options to purchase 166,667 shares of our common stock exercisable for $0.50 per share and options to purchase 333,333 shares of our common stock exercisable for $3.75 per share.

Under the terms of the Asset Purchase Agreement, Summus agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus common stock held by him (representing $2.5 million in value) at a per share price of not less than $1.50 per share. No assurance can be provided that we will be able to attract such an investment or that we will be able to provide assistance to Dr. Jawerth to effect a private sale of his shares.  In addition, under the terms of Dr. Jawerth’s employment agreement, Summus is obligated to issue him options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale as described above.  These options will be exercisable during the second through fifth year after issuance.  As of March 31, 2003, no shares subject to this agreement have been sold.

The Board of Directors may terminate Dr. Jawerth's employment at any time (i) after his “disability” (as defined in his employment agreement), (ii) for “cause” (as defined in his employment agreement), or (iii) without cause.  For purposes of his employment agreement, "cause" is defined as Dr. Jawerth's material breach of his employment agreement.  Prior to any termination for cause arising out of his alleged breach of his employment agreement, Dr. Jawerth shall be given written notice by the Board, following a majority vote of the Board, specifying the nature of the alleged breach and shall have twenty (20) business days in which to cure, or commence to cure, such breach.  If he effects such a cure or commences such a cure within the twenty (20) business day period, his employment, salary and benefits shall continue in full force and effect.  If Summus materially breaches this agreement, it shall have the same right to have the breach described in writing by Jawerth and the same twenty (20) business day cure period.

     If  Summus terminates Dr. Jawerth's employment without cause or for disability, or if Dr. Jawerth terminates his employment for “good reason” (as defined in his employment agreement), he shall be entitled to:

  a severance payment equal to two years of his then current base annual salary, to be paid in a lump sum at the time of   termination;

  the immediate vesting of all stock options granted to him; and

  health benefits for one year at no greater cost to him than the cost he paid for such benefits immediately prior to his termination.

For purposes of Dr. Jawerth’s employment Agreement, "good reason" is defined as:

  a change in Dr. Jawerth's status, title, position or responsibilities which represents an adverse change from his status, title, position or responsibilities in effect immediately prior thereto; the assignment to Dr. Jawerth of any duties or responsibilities that are inconsistent with his status, title, position or responsibilities; or any removal of Dr. Jawerth from or failure to reappoint or reelect him to any such  position, status or title, except in connection with the termination of his employment for cause;

  a net reduction in the number of research scientists of his research laboratories as of the date of his employment agreement by more than fifteen percent (15%) in any  year, except for resignations which are not prompted by management or which are approved or instructed by Dr. Jawerth, and for which positions the Company is rehiring;

  a net reduction in the fully funded budget of his laboratories for the core research team in any six month period by more than ten percent (10%), by more than five percent (5%) over any one year period, and by more than two and one-half percent (2 1/2%) over any two year period;

  the Invention Awards Program of Summus is changed without the approval of Dr. Jawerth;

  the Board hires a chief executive officer who has not been approved by Dr. Jawerth; or

  a change of control occurs; for purposes of Dr. Jawerth’s employment agreement a “change of control” is defined as:
  any person or entity becoming  the beneficial owner at least  forty percent (40%) of the total voting power of Summus’ voting securities;

  the approval by Summus’ shareholders of a merger, share exchange, consolidation or reorganization involving Summus and any other corporation or other entity that is not controlled Summus, the result of which is that less than fifty percent (50%) of the total voting power of the outstanding voting securities of Summus or of the successor corporation or entity after such transaction is held by the holders of Summus’ voting securities immediately prior to such transaction;

  the approval by the shareholders of a liquidation or dissolution of Summus, or the approval of the sale or other disposition by Summus of all or substantially all of its assets, other than a transfer to a subsidiary of Summus);

  the cessation of the individuals who constitute the Board of Directors of Summus during any period of twenty-four (24) consecutive months (the "Incumbent Directors") to constitute at least two-thirds (2/3) of the Board of Directors; provided, however, that a director who is not a director at the beginning of such period shall be deemed to be an Incumbent Director if such director is elected or recommended for election by at least two-thirds (2/3) of the directors who are then Incumbent Directors, or if Dr. Jawerth votes for the election of such director.

                    In the event Dr. Jawerth terminates his employment without good reason, he shall be entitled to receive an amount equal to two weeks of his then current salary for each year of service under this Agreement.  He shall also be entitled to all  health benefits for three (3) months at no greater cost to him than the cost he paid for such benefits immediately prior to his termination.  In addition, if Dr. Jawerth terminates his employment without good reason, he shall return to Summus all stock options granted to him under his employment agreement.

If Summus Company terminates Dr. Jawerth's employment for cause, he shall be entitled to receive two (2) weeks of his then current salary as severance pay.

Under his employment agreement, Summus granted Dr. Jawerth, personally, a  non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that is developed during the twelve months following the closing (the “Closing”) of the asset purchase agreement between Summus, Ltd. and High Speed Net Solutions, Inc.  Any rights of Dr. Jawerth under this license are subject to his fiduciary obligations as a director and/or officer of Summus.  This license shall terminate on the later of the date twelve months from the Closing or such later date as may be set by the Board, excluding Dr. Jawerth.  If  Summus ceases to be a going concern prior to the license termination date, the license shall be perpetual and shall include the rights to sell and offer to sell products and services using the licensed New Technology, and the right to sublicense such New Technology.

Employment Agreements with Messrs. Ban, Lowrey, and Kremer

Summus entered into employment agreements with each of Gary E. Ban, Robert S. Lowrey, and Christopher E. Kremer.  Messrs. Ban’s and Lowrey’s employment agreements are dated as of February 16, 2001, and Mr. Kremer’s is dated as of October 1, 2001.  The employment agreements name Mr. Ban as the Chief Operating Officer; Mr. Lowrey as Chief Financial Officer; and Mr. Kremer as Executive Vice President of Sales and Business Development, at annual base salaries as follows:

Name of Executive	Annual Base Salary
Gary E. Ban	$175,000
Robert S. Lowrey	$150,000
Christopher E. Kremer	$150,000

Mr. Kremer's original annual salary as stated in his employment agreement was $200,000.  Mr. Kremer agreed to reduce his annual salary to $150,000.

Messrs. Ban and Lowrey elected on July 31, 2002, and Mr. Kremer elected on October 15, 2002, to reduce their cash compensation temporarily to help lower the Company’s current cash consumption.  Messrs Ban, Lowrey, and Kremer are currently receiving cash compensation of $131,250, $112,500, and $100,000, respectively, on an annual basis.  The difference between the contract amount identified in the table above for each of Messrs. Ban, Lowrey, and Kremer and their current cash salary amount is paid to them on a bi-monthly basis in the form of options to buy common stock of the Company under the Company’s Alternative Compensation Plan.  These options are priced at the closing market price of the Company’s common stock at the end of each bi-monthly pay period.

Under the terms of each of the employment agreements, the Board of Directors will, on an annual basis, review each executive’s base salary in light of the base salaries paid to other executives of Summus and each executive’s performance.  It may, in its discretion, increase the executive’s base salary by an amount deemed appropriate by the Board.   In addition to his base salary, the Board, in its discretion, may pay the executive a bonus commensurate with other bonuses paid to employees of Summus and take into account the total compensation paid to executives of other companies which would be competitive for the executive’s services.

Under their employment agreements, each of Messrs. Ban and Lowrey were also to receive a one-time bonus equal to 50 percent of his annual base salary, payable as mutually agreed between Summus and Mr. Ban or Mr. Lowrey, as applicable.  This bonus is equal to $75,000 in Mr. Lowrey’s case and $87,500 in Mr. Ban’s case.  These bonus amounts were owed to each of Messrs. Ban and Lowrey as of February 16, 2001.   Mr. Lowrey entered into an amendment to his employment agreement in which he agreed to accept 75,000 restricted shares of the Company’s common stock and 150,000 warrants to purchase shares of common stock; these warrants have an exercise price of $2.00 per share.  Mr. Ban was to receive his bonus amount in cash within six-months of May 23, 2002, based on available funds.  Since funds were not available to pay Mr. Ban this amount, he has the option, in his sole discretion, of waiting until Summus has available funds to pay him this bonus amount or receiving restricted shares of Summus common stock and warrants, based on terms offered to third party investors of Summus, for the unpaid bonus amount owed to him.  As of the date of this annual report, Mr. Ban has not received any cash payments related to this bonus amount.

Each of these executives’ employment agreements provided the executive with an automobile allowance of $600 per month.  Each executive has agreed to forego his automobile allowance.

The employment agreements with Messrs. Ban, Lowrey and Kremer each have a term of three years.  Notwithstanding its stated term, the Board may terminate any of the employment agreements at any time (i) after the executive’s “permanent disability” (as defined in the agreement), (ii) for “cause” (as defined in the agreement), (iii) without cause, or (iv) upon Summus, ceasing to engage in business.  For purposes of each of the employment agreements, “cause” is defined to mean (i) active participation in fraudulent conduct against Summus, a conviction of or a plea of guilty or nolo contendere with respect to a felony involving theft or moral turpitude, an act or series of deliberate acts which were not taken in good faith by the executive and which, in the reasonable judgment of the Board, results or will likely result in material injury to the business, operations or business reputation of Summus, or an act or series of acts constituting willful malfeasance or gross misconduct; a substantial and continual refusal to perform the duties assigned to the executive; excessive absenteeism; or the executive’s voluntary resignation without “good reason.”

If Summus terminates the executive’s employment without cause, or the executive terminates the employment for “good reason” (as defined in the agreement), the executive is entitled to receive:

  in the case of Messrs. Ban and Lowrey, a severance payment equal to what would have been his base salary, payable at such times as his base salary would have been paid if his employment had not been terminated (or, at the election of the executive, in a lump sum without discount), for up to six months; in the case of Mr. Kremer, he is to receive 40,000 shares of Summus common stock;

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

  other benefits, payable within 90 days after the date of the termination, accrued by him up to and including the date of termination;

  in the case of Messrs. Ban, and Lowrey, continuation of the insurance provided by Summus for up to six months or a lump sum payment of an amount equal to the fair value of such insurance; and

  reimbursement of all expenses incurred by the executive under the terms of the agreement.

For purposes of each of the employment agreements, “good reason” is defined to include a reduction in the executive’s base salary or incentive compensation; a material reduction in position, duties and responsibilities; a change in the location of Summus’s headquarters; or a material breach of the employment agreement.

If Summus terminates the executive’s employment for “cause” or the executive terminates his employment without “good reason,” Summus has no further obligations to the executive except:

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

If Summus terminates the executive’s employment upon a “cessation of business,” Summus is obligated to pay the executive his base salary and provide the same health insurance benefits to which he is entitled until the earlier of (i) the expiration of the remaining portion of the term of the agreement or (ii) the expiration of the three-month period following the date of termination.  Summus may make such payments in accordance with its regular payroll schedule or in a single lump sum payment, at its option.

If the executive’s employment is terminated as a result of a “change in control,” the executive is entitled to receive:

  in the case of Messrs. Ban, Lowrey and Kremer, severance compensation equal to what would have been his base salary, payable at such times as his base salary would have been paid if his employment had not been terminated (or, at the election of the executive, in a lump sum without discount), for the longer of 18 months or the remainder of what would have been the term of the agreement;

  in the case of Messrs. Ban, Lowrey and Kremer, a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, but no less than a pro rata portion of the executive’s bonus for the preceding calendar year;

  in the case of Messrs. Ban, Lowrey and Kremer, acceleration of the vesting of 100% of the unvested portion of his stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the greater of the remaining term for exercising such options or awards under the applicable agreement and/or plan or one year following the date of termination;

  other benefits, payable within 90 days after the date of the termination, accrued by him up to and including the date of termination;

  continuation of the insurance provided by Summus for up to six months or a lump sum payment of an amount equal to the fair value of such insurance; and

  reimbursement of all expenses incurred by the executive under the terms of the agreement.

For purposes of each of the employment agreements, a “change in control” is deemed to occur if (i) Summus is a party to any consolidation or merger in which it is not the continuing or surviving corporation, (ii) any person or entity becomes the beneficial owner, directly or indirectly, of 30 % or more of the voting power of our capital stock, or (iii) Summus sells, exchanges or other otherwise transfers all or substantially all of its property and assets.

During the period of his employment and for a period of six months following any termination of such employment, each of the executives is prohibited, whether directly or indirectly, from:

  owning, managing or participating in the ownership, management or control of, or being employed or engaged by or otherwise affiliated as a consultant or independent contractor with, any other business entity engaged in the business of information processing of multimedia over mobile and wireless networks within the United States in competition with Summus;

  soliciting any business or contracts from any customers of Summus or its affiliates, including past or prospective customers (other than as necessitated by his position with us and in furtherance of our business interests);

  soliciting or attempting to induce any such customer to alter its business relationship with Summus; or

  soliciting or inducing any employee of Summus, to leave the employ of Summus or hiring any employee or any person who was an employee of Summus or its affiliates within the 12-month period prior to such hiring.

Each of the employment agreements also contains customary covenants with respect to the non-disclosure of confidential or proprietary information regarding our business, prospects, finances, operations and trade secrets that have no finite duration.

Stock Option Plan

The following summary description of our Amended and Restated 2000 Equity Compensation Plan (the “Plan”) is not intended to be complete and is qualified by reference to the copy of the Plan, filed as Exhibit 10.8 to this annual report on Form 10-K.

The Plan, as adopted by the shareholders on January 27, 2000, and subsequently amended by the Board of Directors is intended to provide incentives:

  to the officers and other employees of Summus and its subsidiaries by providing them with opportunities to purchase shares of common stock in Summus pursuant to options granted under the Plan which qualify as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);

  to directors, officers, employees and consultants of Summus and its subsidiaries by providing them with opportunities to purchase shares of common stock in Summus pursuant to options granted under the Plan which do not qualify as ISOs (“non-qualified options”) (ISOs and non-qualified options being collectively referred to as “options”); and

  to directors, officers, employees and consultants of Summus, and its subsidiaries by providing them with stock appreciation rights, awards of restricted stock or deferred stock, stock awards, performance shares or other stock-based awards.

The Plan is administered by the Compensation Committee (the “Committee”) consisting of two or more independent members of the Board of Directors. The Committee has the exclusive right to interpret, construe and administer the Plan, to determine the individuals associated with Summus and its subsidiaries from among the class of individuals eligible to whom options, awards and authorizations to make purchases may be granted in accordance with the terms of the Plan, and to determine the number, form, terms, conditions and duration of any such grant.

ISOs.  ISOs may be granted at any time through the tenth anniversary of the effective date of the Plan (which was January 31, 2000).  The ISO exercise price is to be no less than 100% of the “Fair Market Value” (as defined in the Plan) of the common stock on the grant date.  No ISO may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by Summus unless the purchase price of the underlying shares of common stock is at least 110% of the Fair Market Value of the shares issuable on exercise of the ISO determined as of the date the ISO is granted. ISOs granted under the Plan may have maximum terms of not more than ten years (five years in the case of an individual that owns more than 10% of the total combined voting power of all classes of Summus stock) or such shorter period as the Committee specifies in an individual award.  Generally, ISOs granted under the Plan may remain outstanding and may be exercised at any time up to three months after the person to whom such ISO was granted is no longer employed. ISOs granted under the Plan are subject to the restriction that the aggregate Fair Market Value (determined as of the date of grant) of ISOs, which first become exercisable in any calendar year, cannot exceed $100,000.

Stock Appreciation Rights.  Stock appreciation rights may be granted to eligible participants in tandem with an ISO or non-qualified option or may be granted independent of any related option.  A tandem stock appreciation right entitles the holder of the option, within the period specified for exercise of such option, to surrender the unexercised option or a portion thereof and receive in exchange a payment in cash or shares of common stock having an aggregate value equal to the amount by which the Fair Market Value of each share of common stock underlying the option (or portion thereof) surrender exceeds the per share option exercise price, multiplied by the number of underlying shares of common stock surrendered.  Each tandem stock appreciation right is subject to the same terms and conditions as the related option.

With respect to non-tandem stock appreciation rights, the Committee is to specify the number of shares of common stock covered by such right and the base price of a share of common stock (the “Base Price”), which is to be no less than 100% of the Fair Market Value of a share of common stock on the date of grant. Upon exercise of a non-tandem stock appreciation right, the participant is entitled to receive from Summus cash and/or common stock having an aggregate Fair Market Value equal to (i) the excess of (A) the Fair Market Value of one share of common stock at the time of exercise, over (B) the Base Price, multiplied by (ii) the number of shares of common stock covered by the non-tandem stock appreciation right.  The Committee has the sole discretion to determine in each case whether the payment is to be made in the form of cash or shares of common stock.

Options and stock appreciation rights granted under the Plan are generally not transferable, except by will or the laws of descent and distribution, or under the terms of a qualified domestic relations order as defined by the Code or ERISA; however, non-qualified options (including a related tandem stock appreciation right) may be transferred to the extent determined by the Committee to be consistent with securities and other applicable laws and with our policy.

Restricted Stock.  The Committee may make restricted stock awards to participants in the Plan as an incentive for the performance of future services that will contribute materially to the successful operation of Summus.  Awards of restricted stock may be made alone or in addition to, or in tandem with other awards made under the Plan. The Committee is to determine the purchase price, if any, to be paid for the restricted stock, the length of the restriction period, the nature of the restrictions (e.g., in terms of the participant’s service or performance), whether the restrictions are to lapse at the end of the restriction period as to any or all of the shares covered by the award, and whether dividends and other distributions on the restricted stock are to be paid currently to the participant or to Summus for the account of the participant.

Deferred Stock.  The Committee may make deferred stock awards, together with cash dividend equivalents, to participants in the Plan, conditioned upon the attainment of specified performance goals or other factors or criteria as the Committee determines. Deferred stock awards may not be sold, transferred, pledged, assigned or encumbered during the deferral period, as specified by the Committee. At the expiration of the deferral period, share certificates are to be delivered to the participant in a number equal to the shares of common stock covered by the award. Upon termination of employment during the deferral period, the participant shall forfeit the deferred stock; however, the Committee may accelerate the vesting of the award in the event of termination of employment due to death, disability or retirement, or in the event of hardship or other special circumstances.

Stock Awards.  Stock awards are to be granted only in payment of compensation that has been earned or as compensation to be earned.  All shares of common stock subject to a stock award are to be valued at no less than 100% of the Fair Market Value of such shares on the date of the stock award’s grant. Shares of common stock subject to a stock award may be issued or transferred to the participant at the time of grant or at a subsequent time, or in installments, as the Committee determines. A stock award will be subject to the terms and conditions the Committee determines; however, upon issuance of the shares, the participant shall be entitled to receive dividends, exercise voting rights and exercise all other rights of a shareholder except as otherwise provided in the stock award.

Performance Shares.  Performance shares may be awarded to participants as an incentive for the performance of future services to Summus.  Awards of performance shares may be made either alone or in addition to or in tandem with other awards granted under the Plan. The Committee is to determine and designate those participants to whom performance shares are to be awarded, the performance period and/or performance objectives (e.g., minimum earnings per share or return on equity), and any adjustments to be made to such objectives, applicable to such awards, the form of settlement of performance shares, and the other terms and conditions of such awards.

Other Stock-Based Awards.  The Committee may grant other awards that are valued in whole or in part by reference to, or are based on, the common stock, including convertible preferred stock, convertible debentures, exchangeable securities, phantom stock and stock awards or options valued by reference to book value or performance.

Administration.  The Plan provides that the Committee may make equitable adjustments in the aggregate number of shares of common stock that may be awarded under the Plan, the number of shares and class of stock that may be subject to an award, the purchase price to be paid per share under outstanding options, and the terms, conditions or restrictions of any award in the event of any reorganization, recapitalization, reclassification, stock split, stock dividend, merger or consolidation or separation, including a spin-off, of Summus, the sale or other disposition of all or a portion of its assets and certain other transactions involving Summus; however, the Plan requires that all such adjustments shall be made such that ISOs granted under the Plan shall continue to constitute ISOs within the meaning of Section 422 of the Code.

Authorized but unissued shares of common stock of Summus, shares of common stock that are not delivered or purchased under the Plan, and shares reacquired by Summus, for reasons including a forfeiture, termination of employment, expiration or cancellation of an option, can be issued under the Plan. Under the Plan, 2,000,000 shares of common stock were initially reserved for issuance. On February 13, 2001, the Board adopted resolutions to amend the Plan to increase that number to 6,500,000 shares, and on  May 23, 2002,  the Board  adopted resolutions to amend the Plan to increase that number to 8,500,000 shares.  As of March 15, 2003, we had outstanding options exercisable for 7,673,379 shares of common stock.

Amendment of the Plan.  The Plan provides that our Board of Directors may amend or terminate the Plan at any time, provided, however, that specific types of amendments require approval of our shareholders and no such action may be taken which adversely affects any award previously granted to a participant under the Plan without the written consent of the participant.

Alternative Compensation Plan

In order to conserve Summus’ cash position, the Board of Directors adopted an Alternative Compensation Plan (the “Alternative Plan”) on August 1, 2002.  Under the Alternative Plan, each officer of the Company may elect to receive any portion of their compensation in the form of fully vested non-qualified stock options.  The options will have an exercise price equal to the Fair Market Value of the our  common stock based on the closing price of our common stock at the end of each bi-monthly payroll period.  All of the options granted under this plan are issued under the Amended and Restated 2002 Equity Compensation Plan.

Officers may elect percentage increments of 5% starting at a minimum level of 15% of their cash compensation that they may receive under the Alternative Plan.  The election may be terminated at the sole discretion of the Board of Directors.  Currently, Dr. Jawerth and Messrs. Ban, Lowrey, participate in the Alternatative Plan and have elected to receive 25% of their compensation under the Alternative Plan.  Mr. Kremer participates in the Alternative Plan and has elected to receive 33% of his compensation under the Alternative Plan.

Inventions Awards Plan

The following summary description of our Inventions Awards Plan is not intended to be complete and is qualified by reference to the copy of the Inventions Awards Plan, filed as Exhibit 10.40 to our Form 10 filed with the Securities and Exchange on September 28, 2001.

Summus established the Inventions Awards Plan, effective October 30, 2000, to provide incentives to eligible employees (such employees being listed in a schedule to the plan) by providing them with opportunities to receive additional compensation as a result of their development of enhancements or new methods involving the business of Summus that generate revenue for us (“New Technology”).  New Technology is defined under the plan to exclude existing technology of ours or technology acquired from Summus, Ltd.

Under the plan, we are to set aside 5% of the gross revenues derived from the licensing or sale of New Technology (or products incorporating such technology) for distribution among eligible employees.  Dr. Jawerth and a designee of the Board of Directors are, on a quarterly basis, to calculate the amount of funds to be set aside and the amounts to be received by eligible employees.  Such determinations are subject to being overruled by 70% of the members of the Board, excluding Dr. Jawerth.  If Summus sells the rights to New Technology, eligible employees shall be entitled to an award of 10% of the gross proceeds.  If an eligible employee (other than Dr. Jawerth) ceases to be employed by Summus, for any reason, such employee’s right to awards under the plan will also cease.

All eligible employees must execute our standard agreement concerning assignment to Summus of inventions developed by such employees while employed by us.  Eligible employees may also apply to have technology that is not owned by Summus (defined as “Outside Technology”) commercialized by us.  If we elect to commercialize such technology, the eligible employee(s) shall receive an award equal to 5% (10%, if two or more eligible employees submit the Outside Technology) of the gross revenues derived from the licensing or sale of such technology (or products incorporating such technology).

Under the plan, Summus may, at its option, initiate a spin-off company to develop a New Technology or an accepted Outside Technology.  In such event, eligible employees may be selected to join the spin-off company.  If the eligible employee(s) accepts a position in the spin-of company, his or her rights to awards under the plan are to be surrendered for 25% of the founders’ equity in the spin-off company.

As of the date of annual report, there are several eligible employees, including Dr. Jawerth, that have been credited with the development of New Technology since the establishment of the Inventions Awards Plan.  As awards are earned under this plan, they are recorded as costs of wireless applications and contracts.  As of the date of this annual report, no awards have been paid to the eligible employees in connection with such New Technology.

Compensation of Directors

The members of the Board of Directors who are not executive officers or employees of the Company receive:

  a one-time grant of options to purchase 30,000 shares of our common stock upon their initial appointment;

  an annual grant of options to purchase 40,000 shares of our common stock on April 1 of each year, or a pro rata portion if a Director’s service starts after April 1 of a particular year;

  an annual grant of options to purchase 2,500 shares of common stock for each committee of the Board of Director’s on which he serves; and

  reimbursement of travel expenses for members of the Board of Directors who reside outside of the Raleigh, N.C. area.

Each of these grants to members of our Board of Directors as described above have an exercise price equal to the fair market value of our common stock on the date of grant and vest quarterly over a one-year period from the date of grant.

  During fiscal year 2002, the outside members of our Board of Directors were issued the following number of options.

Name	Options Issued	Exercise Price

Neil R. Guenther(1)	35,796	$0.47
George H. Simmons	30,000	$1.35
George H. Simmons	45,000	$1.39
Richard F. Seifert(2)	30,000	$0.62
Herman Rush	45,000(3)	$1.39

____________________
(1) Dr. Guenther was appointed to the Board of Directors on February 17, 2003 and received his initial grant of 30,000 options and a pro rata annual grant for his service on the Board and his service on the Compensation and Audit Committees.

(2) Mr. Seifert resigned as an Executive Vice President of Summus in July 2002 and received a pro rata annual grant for his service on the Board.

(3) Mr. Rush resigned from the Board on August 19, 2002 and vested in only 3,750 of these options.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, George H. Simmons and Herman Rush served as members of the Compensation Committee of the Company’s Board of Directors, neither of which is or has been an officer or employee of the Company.  Mr. Rush resigned as a Director of the Company and as a member of the Compensation Committee as of August 19, 2002.  As of March 31, 2003, the Compensation Committee consisted of George H. Simmons and Neil R. Guenther, none of which is or has been an officer or employee of the Company.  No interlocking relationship existed during the last fiscal year between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 15, 2003, certain information regarding beneficial ownership of our common stock by: (i) each of our directors, (ii) each Named Executive Officer, as such term is defined in the regulations of the SEC, (ii) all directors and executive officers as a group and (iii) each person who is known by Summus to own beneficially more than 5% of the outstanding shares of our common stock.  As of March 15, 2003, we had 57,403,703 shares of common stock issued and outstanding.  As of that date, we also had 2,328 shares of non-voting Series A convertible preferred stock issued and outstanding.

Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2003, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. The persons and entities named in the table have sole voting power and sole investment power of the shares reflected by their names, except as otherwise noted.

Unless otherwise specified, the address for each beneficial owner is c/o Summus, Inc. (USA), 434 Fayetteville Street, Suite 600, Raleigh, North Carolina 27601.

Name and Address of Beneficial Owner(1)	Shares Owned Beneficially	Percent of Shares of Common Stock Outstanding

Bjorn D. Jawerth	15,207,421(2)	25.81%
Kerstin Jawerth	3,992,287(3)	6.92%
Neil R. Guenther	2,465,636(4)	4.19%
Richard F. Seifert	1,095,847(5)	1.88%
Herman Rush(12)	76,583(13)	*
George H. Simmons	75,000(6)	*
Gary E. Ban	718,798(7)	1.24%
Robert S. Lowrey	718,225(8)	1.24%
Christopher E. Kremer	288,149(9)	*
Leonard T. Mygatt, III	694,595(10)	1.20%

All Executive Officers and Directors as a Group (10 persons) (11)	21,340,254(14)	33.83%

_____________________________________________
  *      Represents beneficial ownership of less than one percent (1%) of common stock.

(1)	Based upon information supplied by officers and directors and filings under Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").
(2)

Includes (i) 3,717,296 shares of common stock, and 274,991 shares of common stock underlying warrants owned by Kerstin Jawerth with respect to which Dr. Jawerth has sole voting power and (ii) 1,242,366 shares of common stock underlying options that are exercisable within 60 days of March 15, 2003.

(3)	Dr. Bjorn Jawerth has sole voting power over these shares. Includes 274,991 of common stock underlying warrants that are exercisable within 60 days of March 15, 2003.
(4)

Includes (i) 40,000 of common stock held in the names of Dr. Guenther’s children, (ii) 1,409,924 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2003, and (iii) 80,000 shares of common stock underlying warrants held in the names of Dr. Guenther’s children that are exercisable within 60 days of March 15, 2003.

(5)	Includes 535,781 shares of common stock underlying options and 400,000 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2003.
(6)	Includes 75,000 shares of common stock underlying options that are exercisable within 60 days of March 15, 2003.
(7)	Includes 384,082 shares of common stock underlying options and 12,546 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2003.
(8)	Includes 480,053 shares of common stock underlying options and 150,000 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2003.
(9)	Includes 270,809 shares of common stock underlying options that are exercisable within 60 days of March 15, 2003.

(10)	Includes 262,991 shares of common stock underlying options and 16,728 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2003.
(11)	Includes shares beneficially owned by all current directors and executive officers.
(12)	Mr. Rush resigned from the Board of Directors effective August 19, 2002.
(13)	Includes 76,583 shares of common stock underlying options that are exercisable within 60 days of March 15, 2003.
(14)	Includes 3,336,415 shares of common stock underlying options and 2,244,189 shares underlying warrants that are exercisable within 60 days of March 15, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans Not Approved by the Shareholders of the Summus	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (3)
	(a)	(b)	(c)
2000 Amended and Restated Equity Compensation Plan (1)	7,126,572	$2.35	1,373,428
Stock Options issued outside of equity compensation plans (2)	429,603	$1.44	N/A
Total	7,556,175	$2.29	1,373,428

(1) The 2000 Amended and Restated Equity Compensation Plan was originally approved by shareholders and authorized 2,000,000 shares for issuance. The plan was subsequently amended twice by the Board to increase the authorized number of shares to 8,500,000 and is therefore classified as a plan not approved by our shareholders.

(2) These options were granted to Dr. Jawerth outside of the 2000 Amended and Restated Equity Compensation Plan since a maximum of 500,000 options can only be granted pursuant to such plan in any one fiscal year.

(3) This column excludes securities reflected in column (a)

There are no equity compensation plans approved by shareholders at the present time.

The 2000 Amended and Restated Equity Compensation Plan was created in 2000 for the purpose of granting incentive or non-qualified stock options to employees of, or contractors for, or directors of the Company. A total of 2 million shares were initially authorized under the plan.   Subsequently, the Board amended the plan two times to increase the authorized shares to 6.5 million and then to 8.5 million.  Options granted under this plan were priced either at the fair market value of our common stock on the date of grant or at prices below the fair market value of our common stock and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  As of December 31, 2002, this plan is still in effect.

For a further description of each of the stock option plans described above, please see Notes 15 and 16 to the Consolidated Financial Statements herein.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Rick Seifert resigned as an Executive Vice President of Summus in July 2002.   On July 9, 2002, Mr. Seifert entered into a consulting agreement in which he was paid a consulting fee of $10,000 per month for four months, for a total of $40,000.  In his consulting agreement, Summus also agreed to pay Mr. Seifert a commission of 7% of all capital raised by him and received by Summus.  In the fiscal year ended December 31, 2002, Mr. Seifert earned commissions of $110,139 for these capital raising activities, of which $93,417 has been paid.  The remaining $16,722 is due to Mr. Seifert.  In addition, Mr. Seifert received a total of 260,781 options in connection with his capital raising efforts for Summus, the detail for which is set forth in the chart below. Mr. Seifert’ consulting agreement expired in January 2003, and he is no longer receiving any commissions or options for any capital raising activities for Summus.

Grant Date	Number of Options Granted	Exercise Price

5/23/02	16,713	$1.35
5/23/02	16,713	$1.70
5/23/02	16,713	$1.30
5/23/02	16,713	$1.13
5/23/02	16,713	$1.10
5/23/02	16,713	$0.95
5/23/02	16,713	$0.96
6/30/02	8,250	$0.61
7/19/02	15,000	$0.38
9/19/02	20,090	$1.24
9/19/02	20,090	$0.59
9/19/02	20,090	$0.72
9/19/02	20,090	$0.52
9/19/02	20,090	$0.51
9/19/02	20,090	$0.31

All of the options in this table were fully vested and exercisable on their date of grant and granted pursuant to Summus’ Amended and Restated 2000 Equity Compensation Plan.

Item 14.        Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”).  Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements. See Index to Financial Statements on page F-1.
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

Exhibit Number	Exhibit Description
3.1*	Amended and Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.1 to our Annual Report for the fiscal year ended December 31, 2001)
3.2*	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10 filed on July 5, 2001)
3.3*

Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.3 to our Annual Report for the fiscal year ended December 31, 2001)

3.4*	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000 (incorporated by reference to Exhibit 3.4 to our Annual Report for the fiscal year ended December 31, 2001)
3.5*

Amendment to Amended and Restated Articles of Incorporation , filed  February 27, 2002, changing our name to Summus, Inc. (USA) (incorporated by reference to Exhibit 3.6 to our Annual Report for the fiscal year ended December 31, 2001)

3.6*

Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares (incorporated by reference to Exhibit 3.7 to our Annual Report for the fiscal year ended December 31, 2001)

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report for the fiscal year ended December 31, 2001)
4.2*	Form of Subscription Agreement for private placement sales of our common stock (incorporated by reference to Exhibit 4.2 to our Annual Report for the fiscal year ended December 31, 2001)

4.3*

Form of Selling Shareholders Agreement in connection with private placement sales of our common stock (incorporated by reference to Exhibit 4.3 to our Annual Report for the fiscal year ended December 31, 2001)

4.4*

Form of  Warrant Agreement for warrants issued in connection with private placement sales of our common stock (incorporated by reference to Exhibit 4.4 to our Annual Report for the fiscal year ended December 31, 2001)

10.1*

Asset Purchase Agreement, dated October 30, 2000, among Summus, Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.2*

Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.3*

Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.4*

Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.5*	Equity Compensation Plan, effective January 31, 2000 (incorporated by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2000)
10.6*	Amendment to Equity Compensation Plan, effective May 1, 2000 (incorporated by reference to Exhibit 10.26 to our Form 10 filed on July 5, 2001)
10.7*	Amendment to Summus Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)
10.8	Amendment to Summus Equity Compensation Plan, effective May 23, 2002
10.9*	Executive Employment Agreement, dated as of February 16, 2001, between Summus and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)
10.10*

Amendment to Executive Employment Agreement of Bjorn D. Jawerth, dated as of February 28, 2001 (incorporated by reference to Exhibit 10.11 to our Annual Report for the fiscal year ended December 31, 2001)

10.11*

Executive Employment Agreement, dated as of February 16, 2001, between Summus and Gary E. Ban (incorporated by reference to Exhibit 10.12 to our Annual Report for the fiscal year ended December 31, 2001)

10.12*

Executive Employment Agreement, dated as of October 1, 2001,  between Summus and Christopher E. Kremer (incorporated by reference to Exhibit 10.14 to our Annual Report for the fiscal year ended December 31, 2001)

10.13*

Executive Employment Agreement, dated as of February 16, 2001,  between Summus and Robert S. Lowrey (incorporated by reference to Exhibit 10.15 to our Annual Report for the fiscal year ended December 31, 2001)

10.14*

Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and Summus (incorporated by reference to Exhibit 10.31 to our Form 10 filed on July  5, 2001)

10.15*	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. (incorporated by reference to Exhibit 32 to our Form 10 filed on July 5, 2001)
10.16*

Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. . (incorporated by reference to Exhibit 33 to our Form 10 filed on July 5, 2001)

10.17*	Summus Invention Awards Plan, effective October 30, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to our Form 10 filed on September 28, 2001)
10.18*	Master Porting Agreement, dated July 27, 2001, between Summus and Samsung Electronics America (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to our Form 10 filed on October 31, 2001.
10.19	Alternative Compensation Plan, adopted as of August 1, 2002.
10.20	Audit Committee Charter, adopted as of February 17, 2003.
21.1	Subsidiaries of Summus – None
99.1	Section 302 Certificate of Chief Executive Officer
99.2	Section 302 Certificate of Chief Financial Officer

Reports on Form 8-K

During the fourth quarter of the year ended December 31, 2002, we filed with the SEC a Current Report on Form 8-K (Item 5) on November 25, 2002.  This 8-K contained a letter to our shareholders.

Report of Independent Auditors

The Board of Directors and Shareholders
Summus, Inc. (USA)

We have audited the accompanying consolidated balance sheets of Summus, Inc. (USA) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Summus, Inc. (USA)’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summus, Inc. (USA) at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flow for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Summus, Inc. (USA) will continue as a going concern. As more fully described in Note 1, Summus, Inc. (USA) has incurred operating losses since inception and will require additional capital in 2003 to continue operations. These conditions raise substantial doubt about Summus, Inc. (USA)’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Ernst & Young LLP
March 21, 2003
Raleigh, North Carolina

Summus, Inc. (USA)

Consolidated Balance Sheets

	December 31
	2002	2001
Assets
Current assets:
Cash	$25,990	$115,972
Accounts receivable	74,261	65,089
Prepaids and other current assets	70,000	12,428
Total current assets	170,251	193,489

Equipment, software and furniture, net	496,733	776,977
Other assets	34,190	33,058

Total assets	$701,174	$1,003,524

	December 31
	2002	2001
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$4,186,610	$4,659,631
Accrued salaries and related costs	564,260	506,147
Current portion of notes payable	269,588	371,613
Capital lease obligations, current portion	77,690	221,197
Preferred stock dividends payable	46,878	310,120
Deferred redeemable feature	–	576,000
Deferred revenue	7,285	–
Total current liabilities	5,152,311	6,644,708

Capital lease obligations, less current portion	–	67,311
Notes payable, less current portion	12,917	–

Shareholders’ deficit:
Convertible preferred stock, Series A, $0.001 par value; 5,000,000 shares authorized, 2,328 and 2,000 shares issued and outstanding, respectively (liquidation preference of $1,000 per share)	2,328,312	2,000,000
Convertible preferred stock, Series B, $0.001 par value; 6,500 shares authorized, 6,000 shares issued and outstanding at December 31, 2001	–	6
Common stock, $.001 par value, authorized 100,000,000 shares; issued and outstanding 54,919,276 and 37,151,478, respectively	54,919	37,151
Additional paid-in capital	36,669,211	27,399,045
Stock purchase receivable	–	(75,000)
Deferred compensation	(227,132)	(534,456)
Accumulated deficit	(43,061,745)	(34,307,622)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)
Total shareholders’ deficit	(4,464,054)	(5,708,495)
Total liabilities and shareholders’ deficit	$701,174	$1,003,524

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Operations

	Year ended December 31
	2002	2001	2000
Revenues:
Contracts and license fees	$202,819	$749,758	$1,068,658
Wireless applications and contracts	204,133	–	–
Total revenues	406,952	749,758	1,068,658
Cost of revenues:
Contracts and license fees	63,846	299,554	398,326
Wireless applications and contracts	118,263	–	–
Total cost of revenues	182,109	299,554	398,326
Gross profit	224,843	450,204	670,332

Selling, general and administrative expenses	6,155,416	7,740,867	6,180,862
Non-cash compensation	364,000	956,321	2,127,962
Research and development	918,948	952,605	1,159,833
Non-cash consulting	887,992	–	–
Non-cash settlements	–	1,132,352	–
Loss before other income (expense)	(8,101,513)	(10,331,941)	(8,798,325)
Other income (expense):
Gain on sale of stock of equity investee	–	–	3,680,065
Participation in loss of equity investee	–	–	(6,356,932)
Interest income (expense), net	(469,571)	(56,570)	23,911
Total other income (expense)	(469,571)	(56,570)	(2,652,956)
Loss from continuing operations	(8,571,084)	(10,388,511)	(11,451,281)
Loss from operations of discontinued Rich Media Direct business	–	(135,798)	–
Loss on disposal of Rich Media Direct business	–	(215,500)	–
Net loss	$(8,571,084)	$(10,739,809)	$(11,451,281)
Net loss applicable to common shareholders:
Net loss	$(8,571,084)	$(10,739,809)	$(11,451,281)
Preferred stock dividends	(183,039)	(153,700)	–
Net loss applicable to common shareholders	$(8,754,123)	$(10,893,509)	$(11,451,281)
Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.19)	$(0.30)	$(0.35)
Loss applicable to common shareholders from discontinued operations	$–	$(0.01)	$–
Net loss per share (basic and diluted)	$(0.19)	$(0.31)	$(0.35)
Weighted average common shares outstanding	47,149,301	31,806,333	9,546,768
Recapitalization resulting from the Summus, Ltd. asset acquisition	–	2,924,004	23,392,035
Weighted average shares of common stock outstanding giving effect to the recapitalization	47,149,301	34,730,337	32,938,803

*  Selling, general and administrative expenses in 2002, 2001 and 2000 exclude $1.3 million, $1.0 million, and $2.1 million, respectively, of non-cash compensation and consulting charges.

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock						Additional
	Series A		Series B		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 1999	–	$ –	4,000	$ 4	9,086,834	$9,087	$15,299,433
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–	3,106,472
Exercise of stock options	–	–	–	–	498,104	498	(475)
Amortization of deferred compensation	–	–	–	–	–	–	–
Sales of stock by equity investee	–	–	–	–	–	–	1,323,792
Net loss for 2000	–	–	–	–	–	–	–

Balance at December 31, 2000	–	–	4,000	4	9,584,938	9,585	19,729,222
Recapitalization resulting from the Summus, Ltd. asset acquisition	2,000	2,000,000	2,000	2	23,392,035	23,392	(3,734,020)
Elimination of deferred revenue resulting from recapitalization	–	–	–	–	–	–	1,834,065
Common stock options granted for services	–	–	–	–	–	–	936,409
Common stock and warrants sold for cash	–	–	–	–	2,978,390	2,977	6,468,935
Preferred stock dividends	–	–	–	–	–	–	–
Common stock issued in partial settlement of loss contingency	–	–	–	–	550,000	550	419,436
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–	355,000
Reversal of deferred compensation of forfeited stock options	–	–	–	–	–	–	(551,897)
Amortization of deferred compensation	–	–	–	–	–	–	–
Common stock issued in settlement of amounts due to related parties	–	–	–	–	250,000	250	435,565
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	–	390,072	391	1,503,815
Stock option exercises	–	–	–	–	6,043	6	2,515
Cash collection on stock purchase receivable	–	–	–	–	–	–	–
Net loss for 2001	–	–	–	–	–	–	–

Balance at December 31, 2001	2,000	$2,000,000	6,000	$ 6	37,151,478	$37,151	$27,399,045

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)
(continued)

	Stock				Total
	Purchase	Deferred	Accumulated	Treasury	Shareholders’
	Receivable	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 1999	$ –	$ –	$(11,962,832)	$ –	$ 3,345,692
Deferred compensation recognized in connection with the issuance of stock options	–	(3,106,472)	–	–	–
Exercise of stock options	–	–	–	–	23
Amortization of deferred compensation	–	2,127,962	–	–	2,127,962
Sales of stock by equity investee	–	–	–	–	1,323,792
Net loss for 2000	–	–	(11,451,281)	–	(11,451,281)

Balance at December 31, 2000	–	(978,510)	(23,414,113)	–	(4,653,812)
Recapitalization resulting from the Summus, Ltd. asset acquisition	–	–	–	(227,619)	(1,938,245)
Elimination of deferred revenue resulting from recapitalization	–	–	–	–	1,834,065
Common stock options granted for services	–	–	–	–	936,409
Common stock and warrants sold for cash	(100,000)	–	–	–	6,371,912
Preferred stock dividends	–	–	(153,700)	–	(153,700)
Common stock issued in partial settlement of loss contingency	–	–	–	–	419,986
Deferred compensation recognized in connection with the issuance of stock options	–	(355,000)	–	–	–
Reversal of deferred compensation of forfeited stock options	–	551,897	–	–	–
Amortization of deferred compensation	–	247,157	–	–	247,157
Common stock issued in settlement of amounts due to related parties	–	–	–	–	435,815
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	–	1,504,206
Stock option exercises	–	–	–	–	2,521
Cash collection on stock purchase receivable	25,000	–	–	–	25,000
Net loss for 2001	–	–	(10,739,809)	–	(10,739,809)

Balance at December 31, 2001	$(75,000)	$ (534,456)	$(34,307,622)	$(227,619)	$(5,708,495)

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)

	Preferred Stock						Additional
	Series A		Series B		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2001	2,000	$ 2,000,000	6,000	$ 6	37,151,478	$37,151	$27 ,399,045
Common stock and warrants sold for cash	–	–	–	–	9,053,167	9,053	6,430,254
Common stock, options and warrants issued for services	–	–	–	–	394,627	394	952,298
Conversion of Series B preferred stock	–	–	(6,000)	(6)	5,670,340	5,671	(5,665)
Preferred stock dividends	–	–	–	–	–	–	–
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	446	446,312	–	–	–	–	–
Conversion of Series A preferred stock into common stock	(118)	(118,000)	–	–	8,287	8	117,992
Common stock and warrants issued as payment of unpaid salary amounts	–	–	–	–	117,885	178	177,717
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	–	255,000	255	97,461
Cash collection on stock subscription receivable	–	–	–	–	–	–	–
Beneficial conversion feature related to convertible debentures	–	–	–	–	–	–	–
Value of the warrants issued with the convertible debentures	–	–	–	–	–	–	–
Common stock issued upon conversion of convertible debentures and related accrued interest	–	–	–	–	1,728,568	1,729	499,556
Write off of the stock purchase receivable	–	–	–	–	–	–	(65,000)
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–	143,950
Reversal of deferred compensation of forfeited stock options	–	–	–	–	–	–	(126,135)
Amortization of deferred compensation	–	–	–	–	–	–	–
Stock option exercises	–	–	–	–	290,300	290	12,460
Warrant exercises	–	–	–	–	189,624	190	79,623
Elimination of deferred redemption feature	–	–	–	–	–	–	576,000
Net loss for 2002	–	–	–	–	–	–	–

Balance at December 31, 2002	2,328	$2,328,312	–	$ –	54,919,276	$54,919	$36,669,211

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)
(continued)

	Stock				Total
	Purchase	Deferred	Accumulated	Treasury	Shareholders’
	Receivable	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2001	$ (75,000)	$ (534,456)	$(34,307,622)	$ 227,619	$ (5,708,495)
Common stock and warrants sold for cash	–	–	–	–	6,439,307
Common stock, options and warrants issued for services	–	–	–	–	952,692
Conversion of Series B preferred stock	–	–	–	–	–
Preferred stock dividends	–	–	(183,039)	–	(183,039)
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	–	–	–	–	446,312
Conversion of Series A preferred stock into common stock	–	–	–	–	–
Common stock and warrants issued as payment of unpaid salary amounts	–	–	–	–	177,895
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	–	97,716
Cash collection on stock subscription receivable	10,000	–	–	–	10,000
Beneficial conversion feature related to convertible debentures	–	–	–	–	189,655
Value of the warrants issued with the convertible debentures	–	–	–	–	190,000
Common stock issued upon conversion of convertible debentures and related accrued interest	–	–	–	–	501,285
Write off of the stock purchase receivable	65,000	–	–	–	–
Deferred compensation recognized in connection with the issuance of stock options	–	(143,950)	–	–	–
Reversal of deferred compensation of forfeited stock options	–	126,135	–	–	–
Amortization of deferred Compensation	–	325,139	–	–	325,139
Stock option exercises	–	–	–	–	12,750
Warrant exercises	–	–	–	–	79,813
Elimination of deferred redemption feature	–	–	–	–	576,000
Net loss for 2002	–	–	(8,571,084)	–	(8,571,084)

Balance at December 31, 2002	$ –	$ (227,132)	$(43,061,745)	$(227,619)	$(4,464,054)

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Cash Flows

	Year ended December 31
	2002	2001	2000
Operating activities
Loss from continuing operations	$(8,571,084)	$(10,388,511)	$(11,451,281)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	371,457	439,027	274,708
Gain on sale of stock of equity investee	–	–	(3,680,065)
Participation in loss of equity investee	–	–	6,356,932
Non cash compensation	364,000	956,321	2,127,962
Common stock options and warrants issued for services	887,992	61,425	–
Convertible debt non-cash interest	390,250	–	–
Non-cash settlements	–	1,132,352	–
Changes in operating assets and liabilities, net of Summus, Ltd. asset acquisition:
Accounts receivable	(9,172)	(66,607)	26,570
Receivable from related party	–	–	19,323
Other current assets	(38,704)	(66,657)	25,814
Accounts payable and accrued expenses	(432,853)	1,292,461	951,999
Accrued salaries and related costs	236,007	(119,837)	35,297
Deferred revenue	7,285	–	(658,331)
Net cash used in operating activities from continuing operations	(6,794,822)	(6,760,026)	(5,971,072)
Net cash used in discontinued operations	–	(30,455)	–
Net cash used in operating activities	(6,794,822)	(6,790,481)	(5,971,072)

Investing activities
Proceeds from sale of stock of equity investee	–	–	4,492,799
Purchases of computer equipment	(91,212)	(7,480)	(132,233)
Cash acquired from the acquisition of assets from Summus, Ltd.	–	43,918	–
Net cash (used in) provided by investing activities	(91,212)	36,438	4,360,566

Financing activities
Proceeds from exercise of stock options and warrants	92,563	2,521	23
Net proceeds from sale of common stock	6,449,307	6,396,912	–
Proceeds from issuance of convertible debt	500,000	–	–
Principal payments on capital lease obligations	(210,818)	(202,913)	(214,026)
Principal payments on notes payable and short-term borrowings	(35,000)	–	(49,700)
Cash payment on loss contingency	–	(75,000)	–
Proceeds from loans payable to related party	–	540,000	1,435,000
Net cash provided by financing activities	6,796,052	6,661,520	1,171,297
Net decrease in cash	(89,982)	(92,523)	(439,209)
Cash at beginning of year	115,972	208,495	647,704
Cash at end of year	$25,990	$115,972	$208,495

Summus, Inc. (USA)

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2002	2001	2000
Supplemental disclosures of cash flow information
Cash paid for interest	$16,505	$31,101	$–

Non-cash investing and financing activities
Assets acquired under capital leases	$–	$–	$322,890

See accompanying notes.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

December 31, 2002

1.  Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) ("Summus, Inc." or the "Company"), formerly known as High Speed Net Solutions, is engaged in development of efficient information processing solutions for the mobile and wireless markets. In addition, Summus, Inc. also engaged in research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing to third parties its Photo ID compression and decompression technology. The Company ceased providing research and development contract services for governmental agencies during the first quarter of 2002.

The core of the Company’s business plan is to focus on the emerging wireless and mobile market. Summus, Inc. has developed proprietary software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks. The Company’s technology platform, which provides the foundation for its current and future products and services, is designed to address the bandwidth constraints of existing wireless network infrastructure. This will enable mobile, high-speed access to a wide range of telecommunications services supported by fixed telecommunications networks and other services to mobile users.

During the second quarter of 2002, the Company completed the development of its first wireless application and launched it over the Verizon Wireless carrier network. Since this initial launch, through the first quarter of 2003 the Company has completed several other wireless applications that have been launched on several wireless carrier networks in the United States. These applications can be purchased by the end-user as a one-time purchase, or subscribed to on a monthly basis. The majority of the applications completed by the Company during 2002, as well as planned future applications, have been developed under agreements with content partners.  Revenue earned from these applications is shared with the content partners based on contractual revenue sharing rates. The Company outsources, with a third party hosting company, the infrastructure needed to host and deliver the transactions for our application customers.

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

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2002, the Company incurred a net loss of $8.6 million, experienced negative cash flows from operations and has a significant deficiency in working capital at December 31, 2002. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing, to generate sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional equity financing from existing shareholders and other institutional investors. Management expects to be able to attract additional capital to continue to fund operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

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

  the historical shareholders’ equity of Summus, Ltd. prior to the transaction has been restated for the equivalent number of shares of High Speed common and Series B preferred stock, and other equity interests, received in the transaction after giving effect to any difference in par value of High Speed’s and Summus, Ltd.’s common stock, with an offset to additional paid-in capital;

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

In connection with the transaction, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. Under this employment agreement, in exchange for Dr. Jawerth’s covenant not to compete with the Company for a period of 18 months from and after the termination of his employment with the Company, the Company issued options to Dr. Jawerth to purchase 166,667 shares of common stock at $0.50 per share and 333,333 shares of common stock at $3.75 per share. Non-cash compensation expense of $541,688 was recorded upon the issuance of these options on February 16, 2001, the closing date of the transaction. The issuance of these options was in lieu of a $500,000 cash payment provided for in Dr. Jawerth’s employment agreement. The employment agreement provides that Dr. Jawerth is to receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits including severance benefits.  Dr. Jawerth has

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

2.  Recapitalization (continued)

agreed to keep his cash compensation at the initial base salary amount of $350,000, less 25% or $262,500 in connection with the alternative compensation arrangement described in note 16. The 10% annual increase in his salary for 2002 has been recorded as accrued salaries in the Company’s balance sheet.

Under the terms of the recapitalization transaction, Summus, Inc. agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus, Inc. common stock held by Dr. Jawerth at a per share price of not less than $1.50 per share (representing $2.5 million in value). The recapitalization does not stipulate a date or time period by which such sale is to occur. Under the terms of Dr. Jawerth’s employment agreement, the Company is obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale. The options will be exercisable during the second through the fifth year after the options are issued. Non-cash compensation will be recorded upon the issuance of these options. Under current accounting literature, the non-cash compensation will be determined under the provisions of APB 25, pursuant to which the compensation cost will be based on the difference between the stock option exercise price of $1.50 per share and the traded value of the Summus, Inc. common stock on the date the options are issued. As of December 31, 2002, no shares subject to this agreement have been sold.

At the request of the Company's Board of Directors, outside counsel was engaged to advise the Company with respect to the interpretation of certain of these terms related to Dr. Jawerth's employment agreement.  The Company has not accrued any amounts related to this matter in its consolidated financial statements as of December 31, 2002, as the possible exposure to the Company, if any, cannot be reasonably estimated as the review by outside counsel is ongoing.

Under his employment agreement, Summus granted Dr. Jawerth, personally, a  non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that is developed during the twelve months following the closing (the “Closing”) of the asset purchase agreement between Summus, Ltd. and High Speed Net Solutions, Inc.  Any rights of Dr. Jawerth under this license are subject to his fiduciary obligations as a director and/or officer of Summus.  This license shall terminate on the later of the date twelve months from the Closing or such later date as may be set by the Board, excluding Dr. Jawerth.  If  Summus ceases to be a going concern prior to the license termination date, the license shall be perpetual and shall include the rights to sell and offer to sell products and services using the licensed New Technology, and the right to sublicense such New Technology.

3.  Summary of Significant Accounting Policies

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

Revenue Recognition and Related Costs

Contracts and license fees

During the first quarter of 2002 and for the years ended December 31, 2001 and 2000, we derived our revenues primarily from research and development contracts for governmental agencies and the commercial licensing of our technology.  We recognized revenue on these contracts at the time services were rendered based upon the terms of individual contracts.  Regarding the commercial licensing of our technology, we followed the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

Wireless applications and contracts

Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile and wireless markets.  Revenue earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  Wireless application revenue reported by the Summus is net of all third party platform and carrier distribution fees, as well as any revenue Summus shares with its content partners.

During 2002, the Company entered into a strategic partnership agreement related to the mobile and wireless markets.  Revenue earned under this agreement was recognized ratably over the year ended December 31, 2002, as the services were provided.

Periodically, we enter into non-recurring engineering arrangements with our content partners.  Generally, under the terms of these agreements, we receive funding upfront to complete projects. The funding we receive upfront is recorded as deferred revenue and is recognized as revenue under the terms of the individual arrangements.  Deferred revenue represents amounts received for which the Company has not yet completed its contractual obligations.

Historically, costs of revenues primarily represent costs of providing contract services.  The costs of license fee revenue have not been separately maintained and have historically been insignificant.  Commencing with the second quarter of 2002, costs of revenues primarily include costs of deploying wireless applications.

Segments

Management has structured the Company’s internal organization as one business segment for which all operating decisions are made and all operating results are evaluated.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

Investment in Equity Investee

During 1999, Summus, Ltd. acquired a majority of the outstanding stock of High Speed. Soon thereafter, Summus, Ltd. began to sell a portion of the High Speed shares it had acquired to independent third parties for cash such that by December 31, 1999, the ownership percentage in High Speed was reduced to approximately 44%. Since Summus, Ltd.’s controlling interest in High Speed was temporary, Summus, Ltd. accounted for its investment using the equity method of accounting rather than consolidating High Speed in the Summus, Ltd. accounts. Summus, Ltd. sold additional shares of its High Speed stock in 2000 such that its ownership percentage at December 31, 2000 was approximately 33%. Upon the closing of the recapitalization transaction on February 16, 2001, Summus, Ltd.’s investment in High Speed was cancelled.

Financial Instruments and Significant Concentrations

The Company’s financial instruments that are exposed to a concentration of credit risk consist primarily of its trade accounts receivable. Collateral is generally not required. Management provides an estimated allowance for doubtful accounts based on its assessment of the likelihood of future collections. No allowance has been recorded as of December 31, 2002 or 2001, as all amounts are deemed to be fully collectible.

During 2002, the Company had launched its wireless applications with one wireless carrier.  The total amount of the Company’s accounts receivable balance as of December 31, 2002 is due from this wireless carrier.  Should this wireless carrier discontinue the deployment of the Company’s applications, the Company’s business would be adversely affected.

The carrying amount of cash, accounts receivable, accounts payable and debt approximate fair value for these financial instruments because of the short maturities of the instruments.

During 2002, 2001 and 2000, revenue from the U.S. Government and related entities represented 29%, 67%, and 60% of total revenue, respectively.   Revenue from sources other than the U.S. Government and related entities in 2002 was generated by one customer that accounted for 25% and a second customer that accounted for 11% of the Company’s total revenue.

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

During the fourth quarter of 2001, the Company wrote off the $337,451 of software costs that were capitalized during the second and third quarters of 2001. During the fourth quarter of 2001, management changed its business model and its intended use of its software products and related technology.  Based on an evaluation of the change in the business model and the associated projected cash flows, management determined that the software costs capitalized during 2001 were impaired and wrote the amount off as research and development costs. No capitalized software development costs were incurred in 2002.

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

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors, which are described more fully in Note 15.  The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25,Accounting for Stock Issued to Employees (“APB 25”)and related interpretations.  For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the consolidated statement of operations.  Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant.  Such costs are recognized ratably over the

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

vesting period.  The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $364,000, $956,321 and $2,127,962 in 2002, 2001 and 2000, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the twelve month period ended December 31, 2002 and 2001: dividend yield of 0%; volatility of 1.379 and 1.789, respectively; risk-free interest rate of 3.0% and 5.34%, respectively, and expected option lives of 5 years. The weighted average grant-date fair value of options granted during 2002 and 2001 was $0.62 and $2.90 per option, respectively.

	Year ended December 31
	2002	2001	2000

Net loss applicable to common shareholders	$ (8,571,084)	$ (10,739,809)	$(11,451,281)
Non-cash compensation charges included in net loss	364,000	956,321	2,127,962
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(2,367,851)	(5,152,714)	(5,257,477)

Adjusted net loss applicable to common shareholders	$(10,574,935)	$(14,936,202)	$(14,480,796)

Basic and diluted loss per share:
Reported net loss applicable to common shareholders	$ (0.19)	$ (0.31)	$ (0.35)
Non-cash compensation charges included in net loss	0.01	0.03	0.06
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(0.05)	(0.15)	(0.16)

Adjusted net loss applicable to common shareholders	$ (0.23)	$ (0.43)	$ (0.45)

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123. Non-cash consulting expense related to such stock based compensation for the year ended December 31, 2002 was $887,992.

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

Common stock equivalents not included in diluted loss per share in 2002 consist of 7,556,175 outstanding stock options, 30,658,477 outstanding warrants and 166,775 Series A preferred shares and related accrued dividends, as converted.

New Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”(SFAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The adoption of SFAS 144 had no impact on the Company’s net losses or financial position.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

previously required under Statement 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).   SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and will be adopted by the Company on January 1, 2003.  The Company does not expect the adoption of SFAS 145 to have a material impact on the Company’s results of operations, financial position or cash flows.

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation   - Transition and Disclosure (“SFAS 148”).  SFAS 148 provides transition guidance for companies that adopt the fair value method for stock-based employee compensation and has certain disclosure provisions that are effective as of December 31, 2002.  Due to the Company continuing to apply the intrinsic value provisions of APB 25, the adoption of SFAS 148 did not have any impact on its net loss or financial position.  The disclosure provisions of this statement have been incorporated herein.

In November 2002, the FASB issued FIN 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company does not expect the adoption of FIN 45 to have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company will be required to adopt the provisions of FIN 46 at the beginning of its 2004 fiscal year for entities existing at January 31, 2003, however FIN 46 will apply to all new variable interest entities created or acquired after January 31,

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

2003.  The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation. These reclassifications had no effect on net loss or shareholders’ deficit as previously reported.

4.  Equipment and Furniture

Equipment and furniture consists of the following at December 31:

	2002	2001

Computer equipment financed by capital leases	$657,419	$802,020
Computer software and equipment	680,086	633,881
Furniture and fixtures	269,497	79,881
	1,607,002	1,515,782
Less accumulated depreciation	(1,110,269)	(738,805)
	$496,733	$776,977

Depreciation expense totaled $371,457, $439,027 and $274,708 for the years ended December 31, 2002, 2001 and 2000, respectively.

5.  Leases

The Company leases equipment and office space under long-term capital and operating lease agreements. Rental expense amounted to $347,000, $498,000, and $424,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

5.  Leases (continued)

Minimum future lease payments under noncancellable leases at December 31, 2002 are as follows:

	Capital Leases	Operating Leases

2003	$80,435	$344,634
2004	–	310,983
2005	–	260,700
Total minimum lease payments	80,435	$916,317
Less amounts representing interest	(2,745)
Present value of minimum lease payments	$77,690

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2002	2001

Accrued expenses and other revenue	$100,000	$2,200,000
Net operating losses	10,300,000	11,900,000
Start-up costs	3,100,000	1,800,000
Investments	–	1,600,000
Total deferred tax assets	13,500,000	17,500,000
Valuation allowance	(13,500,000)	(17,500,000)
Net deferred taxes	$–	$–

Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets.

At December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $26.0 million for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2018 for federal tax purposes and in 2013 for state tax purposes. U. S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

6.  Income Taxes (continued)

limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

7.  Related Party Transactions

In February 1999, Summus, Ltd. entered into a Marketing License Agreement with High Speed.  In March 2000, Summus, Ltd. entered into several agreements with High Speed (see Note 11).

Prior to the recapitalization on February 16, 2001, Summus, Ltd. provided cash advances to High Speed, its equity investee. The outstanding balance on February 16, 2001 related to these advances was $154,000. This balance was canceled upon the closing of the Summus, Ltd. recapitalization on February 16, 2001 (see Note 2).  During 2001 and 2000, High Speed made loans to Summus, Ltd. totaling $540,000 and $1,435,000.

These loans accrued interest at 8% and were payable within 60 days of issuance. These loans were canceled upon the closing of the Summus, Ltd. recapitalization on February 16, 2001 (see Note 2).

8.  Convertible Debentures

On July 19, 2002, the Company issued 6% convertible secured debentures, along with warrants to purchase 1,724,138 shares of common stock for aggregate gross proceeds for $500,000. The warrants are exercisable upon issuance, have a term of three years and have exercise prices ranging from $0.47 to $0.59 per share.  The debentures had an initial life of five years and were convertible into common stock at a conversion rate of $0.29 per share.  As of December 31, 2002, all of the convertible debentures plus accrued interest had been converted into 1,728,568 shares of common stock.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

8.  Convertible Debentures (continued)

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
  $1,285, relating to interest expense incurred while the debentures remained outstanding based on the stated rate of 6% per annum.  At the Company’s election, these interest costs were paid through the issuance of shares of common stock based on the conversion rate of $0.29, resulting in the issuance of 4,430 shares of common stock.

9.  Notes Payable

During 1999, the Company entered into an agreement with a shareholder to repurchase 1,533 shares of its common stock from that shareholder for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, the Company entered into a promissory note with the shareholder whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance, including accrued interest, as of December 31, 2002 and 2001 is $205,005 and $171,613, respectively.

On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended for an adjustment in the payment terms, whereby the Company issued 235,000 shares of unregistered common stock with registration rights to repay $87,500 of the outstanding balance.  The remaining balance will be repaid in 6 equal installments commencing July 19, 2003.  The outstanding principal balance of this note as December 31, 2002 and 2001 is $77,500 and $200,000, respectively.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

10.  Investment in Equity Investee

During 1999, Summus, Ltd. acquired 1,500,000 shares of common stock of High Speed as partial payment for royalties due in connection with a Marketing License Agreement between the companies. The shares were not registered with the Securities and Exchange Commission under the Securities Act of 1933. Subsequently, Summus, Ltd. acquired an additional 9,542,360 shares of High Speed common stock (such shares also being restricted securities) from a significant shareholder of High Speed in exchange for the issuance of 132,888 shares of Summus, Ltd.’s common stock. This resulted in Summus, Ltd. obtaining a majority ownership interest in High Speed at that time. As of December 31, 2000, Summus, Ltd.’s ownership percentage decreased to approximately 33%, as a portion of the shares initially acquired were sold. Summus, Ltd. accounted for this investment using the equity method of accounting. The initial carrying amount was recorded at the estimated fair value of the stock received taking into account the fact that the stock was not registered and thus was not freely tradable. Summus, Ltd. adjusted the carrying amount of its investment in High Speed for its share of High Speed’s losses subsequent to the date of investment. Additionally, during 2000, Summus, Ltd.’s investment in High Speed was increased based on sales of additional shares of High Speed stock to third parties by High Speed and was decreased based on Summus, Ltd. recording its share of High Speed’s losses. Based on these transactions, the carrying value of Summus, Ltd.’s investment was reduced to zero at December 31, 2000. At December 31, 2000, Summus, Ltd. owned 8,217,781 shares of High Speed which represented an approximate 33% ownership percentage. On February 16, 2001, Summus, Ltd. sold substantially all of its assets to High Speed in a transaction accounted for as a capital transaction, accompanied by a recapitalization. (See Note 2).

The condensed results of operations and financial position of High Speed at December 31, 2000 is summarized below:

Total assets	$4,497,607
Total liabilities	$4,849,259
Total stockholders’ deficit	$(351,652)
Net loss	$(12,441,655)

11.  Deferred Software Royalty Revenue

In February 1999, Summus, Ltd. entered into a Marketing License Agreement ("MLA") with High Speed. In consideration for its grant to High Speed of the right to resell certain stand-alone software products specified in the MLA over the three-year term of the agreement, Summus, Ltd. received prepaid software royalty payments in the aggregate amount of $3,000,000, consisting of cash payments of $2,250,000 and 1,500,000 shares of High Speed common stock valued at $750,000. The value assigned to the 1,500,000 common shares was based on a discounted value of High Speed’s common stock taking into consideration the restricted nature of these shares. This amount was classified as deferred revenue in Summus, Ltd.’s balance sheet.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

11.  Deferred Software Royalty Revenue (continued)

In mid-February 2000, Summus, Ltd. and High Speed entered into several agreements (i.e., a master agreement, software license agreement, software maintenance agreement, revenue sharing agreement and software escrow agreement) that superseded the MLA in its entirety. Under these agreements, Summus, Ltd. granted to High Speed a non-exclusive license to use a suite of software products referred to as "MaxxSystem." The terms of the software license agreement provided for High Speed’s payment of a one-time license fee of $1 million (against which High Speed received a credit of $1 million, under the terms of the master agreement, in recognition of payments High Speed had made under the MLA), and a revenue-based fee of the greater of (i) 10% of the gross revenues generated by High Speed with MaxxSystem, or (ii) $.03 multiplied by the number of rich media messages delivered to recipients (against which High Speed also received a credit of $1 million, under the terms of the master agreement, in recognition of payments made under the MLA). High Speed received an additional credit of approximately $200,000 for other fees due Summus, Ltd. under the software license agreement and/or the software maintenance agreement.

The payments received by Summus, Ltd. under the MLA, in the aggregate amount of $3 million, were credited against the capitalized software development costs of the software covered by the MLA and the software license agreement. Summus, Ltd. applied $658,332 of its deferred revenue balance against such costs during 2000.

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

12.  Profit Sharing Plan

The Company has established a 401(k) retirement plan for the benefit of employees who have attained the age of 21 years. The Company’s matching contribution to the plan is discretionary and is not limited to profits. For the years ended December 31, 2002, 2001 and 2000, the Company contributed $26,166, $37,176 and $42,303 to the plan, respectively.

13.  Common Stock and Warrants

Subsequent to the Company’s recapitalization (see Note 2), Summus, Inc. sold to investors during 2001, 2,978,390 shares of its unregistered common stock and warrants to purchase an additional 6,175,658 shares of unregistered common stock for gross cash proceeds of $6,371,912. During 2000

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

13.  Common Stock and Warrants (continued)

and through the closing of the Summus, Ltd. recapitalization transaction on February 16, 2001, the Company issued 1,997,564 and 428,234 warrants, respectively, to purchase shares of its unregistered common stock in connection with sales of its unregistered common stock for cash. The warrants have exercise prices ranging from $2.40 to $5.25 per share, a term of five years and cannot be exercised within five months of the date of issuance.

Also in connection with Summus, Ltd. recapitalization transaction, the former Summus, Ltd. shareholders were issued warrants to purchase 500 shares of Series B preferred stock at an exercise price of $5,500.00 share. On February 27, 2002, these warrants were converted into 500,000 warrants exercisable over five years to purchase shares of unregistered common stock, with an exercise price of $5.50 per share.  The warrants to purchase Series B preferred stock were issued as partial consideration in the Summus, Ltd. recapitalization transaction in order to preserve the Company’s common stock for other uses.

During the year ended December 31, 2002, the Company sold to investors 9,053,167 shares of its unregistered common stock (including 21,666 shares of unregistered common stock in the form of commissions) and warrants to purchase an additional 17,779,104 shares of unregistered common stock for net cash proceeds of $6,439,307. The warrants have exercise prices ranging from $0.48 to $4.00 per share, a term of five years and cannot be exercised within the first six months of the date of issuance.   The estimated fair value of the unregistered shares issued as commissions for capital raising was deducted from the gross proceeds raised.  During the year ended December 31, 2002, the Company paid one of its outside directors cash commissions of $110,139 relating to the sale of the Company’s unregistered common stock and warrants.

During the year ended December 31, 2002, the Company issued 177,885 shares of its unregistered common stock and warrants to purchase 150,000 shares of unregistered common stock to certain members of management in lieu of cash payment for unpaid salary amounts earned in 2001.  These shares and warrants were valued at $177,895, based on the recorded value of the unpaid salary amounts as of December 31, 2001.

During 2002, the Company issued 234,254 shares of its unregistered common stock and 40,000 warrants to purchase unregistered common stock with an exercise price of $2.35 to consultants for services provided to the Company and 20,313 shares of its unregistered common stock in connection with the termination of a former employee as a severance payment.  The unregistered common shares were valued at $85,958, based on the negotiated terms of each contract and the warrants were valued at $44,800 using the Black-Scholes option-pricing model.  The costs of these services were included in non-cash consulting expense for the year ended December 31, 2002.

During January 2002, the Company entered into two separate agreements whereby it issued 115,000 shares of its unregistered common stock and 230,000 warrants to purchase the Company’s unregistered common stock with an exercise price of $2.50 per share to a shareholder as consideration for the conveyance by him of 115,000 shares of the Company’s  common stock to: (1) an

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

13.  Common Stock and Warrants (continued)

investment banking company for investment banking services and (2) an independent consultant for financial advisory services.  The 115,000 shares were recorded at their estimated fair value of $157,376 by applying a discount to the traded value of the Company’s freely trading common stock on the date of each agreement.  The 230,000 warrants were valued at approximately $297,600 using the Black-Scholes option-pricing model.  The costs of these services were included in non-cash consulting expense for the year ended December 31, 2002.

During February 2002, the Company issued 25,000 shares of its unregistered common stock and 12,500 warrants to purchase the Company’s unregistered common stock with an exercise price of $2.50 per share to an independent firm providing investor relation services.  The 25,000 shares were recorded at their estimated fair value of $37,280 by applying a discount to the traded value of the Company’s freely trading Common Stock on the date of the agreement.  The 12,500 warrants were recorded at their estimated fair value of $17,625 using the Black-Scholes option-pricing model.  On June 19, 2002, the Company terminated this agreement and issued 10,000 warrants to purchase the Company’s unregistered common stock with an exercise price of $2.50 per share as a termination fee.  These warrants were valued at $4,200 using the Black-Scholes option-pricing model. Additionally, prior to the termination of this agreement, the Company was committed to issue to the investor relations firm, warrants to purchase shares of the Company’s unregistered common stock, if and when the traded value of the Company’s stock price achieved certain levels over a certain time period.  These contingent warrants were valued at $30,000 and since this agreement was terminated before the any of the warrants could be earned, the $30,000 was charged to non-cash expense.

During 2002, the Company issued 235,000 shares of its unregistered common stock as a partial payment of $87,500 on a note payable, see Note 9.  Also during 2002, the Company issued 20,000 shares of its unregistered common stock as a partial payment of $10,216 on an outstanding balance due to a former service provider to the Company. In each instance, the value of these shares was determined based on negotiations between the parties.

During 2002, the Company issued 189,624 shares of its unregistered common stock upon the exercise of outstanding warrants.  The Company received $79,813 in proceeds from the exercise of these warrants.

During 2002, the Company deemed the $65,000 stock purchase receivable not collectible and wrote off the receivable against additional paid in capital.

The Company has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

13.  Common Stock and Warrants (continued)

Series A convertible preferred stock and related dividends	166,775
Outstanding common stock warrants	30,658,477
Outstanding stock options	7,556,175
Possible future issuance under stock option plans	943,825
Total	39,325,252

A summary of the Company’s outstanding warrants as of December 31, 2002 is as follows:

	Exercisable Warrants
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price

$ ..029 – 0.80	8,993,241	$0.60
1.40 – 2.50	8,229,810	1.86
2.80 – 4.00	10,885,988	3.29
4.50 – 5.50	2,549,438	4.93
	30,658,477	$2.25

14.  Preferred Stock

Series A Preferred Stock

The Company has 2,328 and 2,000 shares of Series A preferred stock outstanding as of December 31, 2002 and 2001 respectively.  These shares are valued based upon the liquidation preference (the “Liquidation Preferences”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share Liquidation Preference plus accrued but unpaid dividends. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year. The Company recorded preferred stock dividends of $183,039 and $153,700 in 2002 and 2001, respectively.

In April 2002 and October 2002, the Company’s Board of Directors authorized the payment of the accrued Series A preferred stock dividends at March 31, 2002 and September 30, 2002, totaling $355,315 and $90,997, respectively.  At the Company’s election, the payment of these dividends was made through the issuance of 446 new shares of Series A preferred stock.  During 2002, a holder of Series A preferred stock converted 118 shares of Series A preferred stock into 8,287 shares of the Company’s unregistered common stock.  As of December 31, 2002, the Company had $46,878 in accrued dividends.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

14.  Preferred Stock (continued)

The holders of the outstanding shares of Series A preferred stock are not entitled to vote on matters submitted to the Company’s shareholders for voting. However, approval of holders of a majority of the outstanding shares of Series A preferred stock is required prior to the issuance of a new series of preferred stock that ranks senior to the Series A preferred stock.

Each share of the Series A preferred stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by the initial conversion price of $14.24. The conversion price is subject to adjustment in accordance with the Company’s articles of incorporation.  At the Company’s election, it has the right to redeem any outstanding shares of the Series A preferred stock at the Liquidation Preference of $1,000 per share.

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

On February 16, 2002, the escrow agreement that was established in connection with the recapitalization transaction between the Company and Summus, Ltd. was terminated.  Initially, 2,000 Series B preferred shares were placed in escrow as security for any indemnification obligations of Summus, Ltd. and its shareholders under the recapitalization transaction.  Prior to the termination of the escrow agreement, claims were made against the escrowed shares for liabilities of Summus, Ltd.  that were identified and paid during the escrow period, but were not known at the closing of the recapitalization transaction on February 16, 2001.  Of the total 2,000 Series B preferred shares placed in escrow, 329.660 shares were claimed for indemnification of Summus, Ltd.’s obligations, resulting in 1,670.339 Series B preferred shares available for distribution to the former Summus, Ltd. shareholders.  As noted below, these shares were automatically converted into 1,670,339 unregistered common shares based on a conversion ratio of 1,000 to 1 and were subsequently distributed to the former Summus, Ltd. shareholders.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Stock Options

During 2000, the Company established a stock option plan to provide for the issuance of stock options to employees and directors. Options granted in connection with initial employment with the Company generally have a term of ten years and vest quarterly over a three-year term.

During 2000, all of the stock options were granted with an exercise price of $0.19 per share. This exercise price was below the estimated fair value of the Company’s underlying common stock. Deferred compensation has been recorded for the difference in value between exercise price and the estimated fair value of the underlying common stock and is being recognized over the vesting period of the stock options. Non-cash compensation expense relating to these grants was $ 202,642, $202,157 and $2,127,962 in 2002, 2001 and 2000, respectively.  Additionally, during 2001, stock options exercisable for 615,879 shares of common stock were granted with exercise prices below the fair market value of the underlying common stock, resulting in total compensation expense of $864,164, of which $110,000 was deferred at December 31, 2001 and is being amortized to non-cash compensation through 2004. Of the $864,164 compensation expense attributable to 2001 option grants, $541,688 related to options issued to Dr. Jawerth in connection with the recapitalization discussed in Note 2.

During 2002, the Company granted 397,531 fully vested stock options to an employee/director of the Company with exercise prices ranging between $ 0.31 and $1.24, in connection with capital raising activities.  Of these options, 310,586 had exercise prices below the fair market value of the underlying common stock resulting non-cash compensation expense of $161,358.

During 2002, the Company granted 33,000 stock options to each of the three new members of its Board of Advisors.  These options vest quarterly over a twelve month term and have an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of these options, as determined by the Black-Scholes option pricing model under the fair value method of accounting, was recorded as non-cash consulting expense of $97,515 during 2002.  Also during 2002, the Company entered into an agreement with one of its Board of Advisors for consulting services. Under the terms of this agreement, 200,000 options with an exercise price of $0.35 were granted to this advisor.  The vesting schedule of these options provided for 75,000 of these options to be fully vested on the date of grant, 50,000 to vest over the next three month period, and 15,000 to vest each quarterly period thereafter.  The value of the vested options, as determined by the Black-Scholes option pricing model under the fair value method of accounting, was recorded as non-cash consulting expense of $25,000 during 2002.  This agreement was terminated during the fourth quarter of 2002, upon which 75,000 options were forfeited.

The Company has entered into various consulting agreements that provide for the issuance of options to purchase unregistered shares of the Company’s common stock primarily on a monthly basis as

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Stock Options (continued)

services are performed.  These options vest on a monthly basis as they are earned and have exercise prices that equal the traded value of the Company’s freely traded common stock using a three-day average at the end of each month.  For the year ended December 31, 2002, the Company issued 146,032 options under these consulting agreements.  These options were valued at $81,788 using the Black-Scholes option-pricing model under the fair value method of accounting with the following weighted average assumptions: dividend yield of 0%; volatility ranging between 1.379 and 1.789; risk free interest rates ranging between 3.20% and 4.50% and expected option lives of 5 years for the year ended December 31, 2002.  The term of these agreements is generally twelve months, however the Company can immediately terminate them.   Additionally, the Company is also committed to pay cash fees to a consultant for administrative services that have been provided, upon the obtainment of at least $2.0 million in new financing.  As of December 31, 2002, the Company had accrued approximately $255,000 relating to this commitment.

The Company’s Board of Directors authorized an amendment to Summus, Inc.’s Equity Compensation Plan (the “Plan”) in February 2001 to increase the aggregate number of shares of its common stock available for issuance of stock awards under the Plan to 6,500,000. The Plan provides for the issuance of stock options to employees, directors, advisors and consultants of the Company. Options granted generally have a ten-year term and vest over three years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms. On May 23, 2002, the Company’s Board of Directors adopted resolutions to amend the Company’s Plan to increase the shares available under the Plan from 6,500,000 to 8,500,000.

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price

Outstanding – December 31, 1999	–	$–
Granted	1,664,737	0.19
Exercised	(498,104)	0.19
Outstanding – December 31, 2000	1,166,633	0.19
Issuance of options in accordance with terms of the recapitalization transaction	1,942,705	3.96
Granted	2,252,901	2.24
Forfeited	(224,054)	(4.83)
Exercised	(6,043)	(0.42)
Outstanding – December 31, 2001	5,132,142	$2.98
Granted	3,401,654	1.05
Exercised	(290,300)	(0.03)
Forfeited	(687,321)	(2.17)
Outstanding – December 31, 2002	7,556,175	$2.29

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 0.01- 1.00	2,031,667	9.09	$ 0.47
1.50- 3.00	3,471,458	9.07	1.78
3.50- 6.82	1,758,050	8.21	3.95
7.50-18.90	295,000	6.96	11.06
7,556,175		8.80	$ 2.29

Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 0.01- 1.00	1,663,367	$ 0.49
1.50- 3.00	2,360,467	1.71
3.50- 6.82	1,3247,751	4.07
7.50-18.90	256,667	11.37
5,628,252		$ 2.36

During 2002, the Company issued 290,300 shares of its common stock upon the exercise of outstanding stock options.  The Company received $12,750 in proceeds from the exercise of these stock options.

16.  Commitments and Contingencies

Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s’ common stock based on the three-day average of the closing prices of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the three day average closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Beginning on August 15, 2002, five executives elected to participate in this alternative payment plan at reduced salary levels ranging between 25% and 35% of their respective annual compensation. As of December 31, 2002, the Company has issued 241,431 fully vested stock options with exercise prices ranging between $0.25 and $0.48 per share under this plan.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

16.  Commitments and Contingencies (continued)

On July 19, 2002, the Company entered into an irrevocable common stock equity line that was intended to provide funding to the Company in amounts up to $10.0 million. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission on July 31, 2002 relating to this common stock equity line agreement.  Based on comments received from the Securities and Exchange and related communications with the SEC, the Company understood that the terms of the equity line financing arrangement were such that it would not be able to resolve the staff’s comments in a timely manner and seek effectiveness of the registration statement in a timely manner.  Due to these developments, the length of time involved in completing the transaction, and other factors, the Company determined that it was in its best interest to withdraw the registration statement and not proceed with the equity line.  Accordingly, on September 17, 2002, the Company submitted to the SEC a request to withdraw the registration statement and cancelled all agreements associated with the common stock equity line.  In connection with the cancellation of the agreements associated with the common stock equity line, Talisman, the intended purchaser under the equity line, indicated to the Company its intention to retain ownership of the warrants to purchase 500,000 shares of the Company’s unregistered common stock at an exercise price of $0.47 per share that were issued to Talisman upon the execution of the equity line agreements. It is management’s position, with the advice of legal counsel, that the cancellation of these warrants became effective with the cancellation of the equity line agreements and that no loss contingency exists.  Therefore, the Company has not recorded the issuance of these 500,000 warrants in its financial statements.  The Company has sent correspondence to Talisman stating its position that the warrants have been cancelled.  To date, the Company has not received correspondence back from Talisman indicating their concurrence.

The Company established the Inventions Awards Plan (“the Plan”), effective October 30, 2000, to provide incentives to certain eligible employees by providing them with opportunities to receive additional compensation as a result of their development of enhancements or new methods that generate revenue for the Company.

Under the terms of the plan, the Company is obligated to reserve 5% of the gross revenues derived from the licensing or sale of  “New Technology”, as defined in the agreement, for distribution among eligible employees.  If the Company sell the rights to New Technology, eligible employees shall be entitled to an award of 10% of the gross proceeds.

In addition, the Company may, at its option, initiate a spin-off company to develop New Technology.  If the eligible employee accepts a position in the spin-off company, his or her rights to awards under the plan are to be surrendered for 25% of the founders’ equity in the spin-off company.

As of December 31, 2002, there are several eligible employees who have been credited with the development of New Technology since the establishment of the Inventions Awards Plan.  As awards are earned under the Plan they are recorded as costs of revenues of wireless applications and contracts.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

17.  Settlements of Contractual Disputes and Litigation

The Richdale Contractual Dispute

In June 2001, the Company entered into an agreement of settlement and compromise whereby it issued 250,000 shares of its unregistered common stock in full satisfaction of a $435,815 payable to entities affiliated with a related party. Under the terms of the agreement, the Company agreed to register the resale of the shares issued upon the Company’s filing of a registration statement under the Securities Act of 1933.

The Dunavant Litigation

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

At the meeting of the Company’s Board of Directors held on July 20, 2001, counsel to the Company

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

  17.  Settlements of Contractual Disputes and Litigation (continued)

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

On November 2, 2001, the Company cleared all comments with respect to its Form 10. Subsequent to clearing the comments with the SEC, the Company filed a registration statement on Form S-1 which was declared effective by the SEC on July 22, 2002.

The AIC Litigation

On March 30, 2001, Analysts International Corporation ("AIC") filed a civil summons and complaint in General Court of Justice, District Court Division, County of Wake, North Carolina, against High Speed Net Solutions, Inc. The complaint alleged that the Company breached certain contracts with AIC, dated December 9, 1999, February 11, 2000, April 25, 2000, May 9, 2000, and May 23, 2000, under which AIC provided the Company with computer programming services. AIC requested that the court enter judgment in its favor for $358,426, plus pre-judgment interest from September 26, 2000, on certain invoices at the rate of 18% per annum, post-judgment interest at the rate of 8% per annum, reasonable costs of AIC and other relief the court deems equitable.

The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the "Indebtedness") according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the settlement agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full. At December 31, 2001, the Company was current in its obligations under this agreement. The remaining amount due, plus

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

17.  Settlements of Contractual Disputes and Litigation (continued)

accrued interest, is included in accounts payable and accrued expenses in the accompanying balance sheet. The Company also executed a consent order in favor of AIC providing for AIC’s entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event the Company defaults on its obligations under the settlement agreement.  The Company has not made payments under this settlement agreement since September 30, 2002 and therefore it is currently in default under the terms of this agreement.  Upon default, AIC must notify the Company in order to activate a 3-day cure period.  If the Company is unable to cure the default within the cure period, an automatic default judgment will be made against the Company.

The ENELF Litigation

On March 15, 2001, ENELF, LLC filed a civil lawsuit in the United States District Court for the Eastern District of Texas alleging patent infringement by Microsoft Corporation, Texas Instruments, Incorporated Aware, Inc. and the Company. ENELF alleged that certain modules of MaxxSystem and PhotoID SDK infringed upon ENELF’s U.S. Patent Number 4,599,567 entitled "Signal Representation Generator". ENELF sought to enjoin the Company from making, selling, offering for sale, using, or importing its wavelet-based video and image processing technology. In addition, ENELF sought an unspecified amount of monetary damages. The Company has asserted counterclaims for a declaratory judgment of noninfringement, invalidity and unenforceability of the ENELF patent.

On December 12, 2001, the Company and ENELF entered into a settlement and release agreement to settle all matters raised in the lawsuit filed on March 15, 2001 to avoid further expenditure of time and resources relating to further litigation and uncertain outcome thereof. Under the terms of the settlement and release agreement, the Company issued to ENELF 75,000 shares of the Company’s unregistered common stock which were valued at $80,437.

Settlement of Claims of Van Ernst Jakobs N.V.

On August 21, 2001, the Company commenced negotiations with Van Ernst Jakobs N.V. ("VEJ") regarding the settlement of disputed amounts claimed by VEJ.

VEJ asserted a claim for services rendered in connection with fund raising activities it coordinated and for services as a "finder" in the Company’s recapitalization transaction. VEJ asserted that certain amounts were due and payable by the Company to VEJ, in the form of cash and equity securities of the Company. The Company’s management was of the view that payment of any amounts to VEJ (beyond consideration previously paid in connection with its capital-raising efforts on behalf of the Company, consisting of a cash payment of $100,000 and the issuance of 32,501 shares of the Company’s common stock) was conditioned on VEJ raising additional capital for the Company.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

17.  Settlements of Contractual Disputes and Litigation (continued)

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

In October 2001, the Company and VEJ reached an agreement in principle, which was then documented in a definitive settlement agreement and release, which provided for the Company’s issuance to VEJ:

(1)	80,000 shares of its unregistered common stock (in lieu of a cash payment of $143,415);
(2)	a warrant to purchase 250,000 shares of the Company’s unregistered common stock with an exercise price of $4.00 per share, valued using the Black-Scholes option pricing model, at approximately $400,000;
(3)	a warrant to purchase 150,000 of the Company’s unregistered common stock with an exercise price of 2.50 per share, valued, using the Black-Scholes option pricing model, at $256,500; and
(4)	a warrant to purchase 150,000 of the Company’s unregistered common stock with an exercise price of $4.50 per share, valued, using the Black-Scholes option pricing model, at $252,000.

The Company has expensed the aggregate estimated fair value of these securities, resulting in a non-cash charge in the statement of operations of the year ended December 31, 2001 of $1,051,915.

The Alan Kleinmaier Litigation

On November 15, 2001, Alan Kleinmaier, a former employee and officer of Summus, Inc. and Summus, Ltd. filed a civil lawsuit in the General Court of Justice, Superior Court Division in Wake County, North Carolina, against the Company and the former officers and directors of Summus, Ltd. In this suit, Mr. Kleinmaier claims that he was entitled to three months severance pay of $32,350

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

17.  Settlements of Contractual Disputes and Litigation (continued)

when he was terminated from Summus, Ltd. The Company has filed an answer to Mr. Kleinmaier’s claims and has made several counterclaims against him. In May 2002, the Company and Mr. Kleinmaier mediated claims between them.  Mr. Kleinmaier received 15,000 options to purchase shares of Summus, Inc.’s unregistered common stock at $0.50 per share and executed a release against all parties.  These options were valued at $8,850 using the Black-Scholes option-pricing model.

The AT&T CORP. Litigation

On June 7, 2002, AT&T CORP. filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled payment in the amount of $231,910 for telephone calls and services rendered to the Company.  The Company has filed an answer to this claim and has made several counter claims.  In March 2003, the Company and AT&T CORP. settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to AT&T CORP. to $120,000 and this reduced amount be repaid over an 18 month period without interest commencing in March 2003.  The reduction of this liability will be reflected in the Company’s Form 10-Q for the quarterly period ended March 31, 2003.

The Porter Novelli Litigation

On December 12, 2002, Porter Novelli filed a civil summons in Wake County General District Court of Justice in the State of North Carolina, claiming that it is entitled payment in the amount of $18,886 for past services rendered to the Company.  The Company was granted an indefinite extension of time to file an answer to this complaint while negotiations for settlement are discussed. The Company is currently attempting to negotiate a resolution to this matter.

18.  Discontinued Operations

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

18.  Discontinued Operations (continued)

On September 19, 2001, the Company and Douglas May entered into a stock purchase agreement under which the Company sold and transferred to Mr. May all of the Company’s equity interest in Douglas May & Co. and related rich media direct assets. The date of the transaction represents the measurement date, as defined by Accounting Principles Board Opinion No. 30 ("APB 30"), for the disposition of the Company’s rich media direct business. The results of operations of Douglas May & Co. have been presented as discontinued operations in the Company’s statement of operations for the year ended December 31, 2001 in accordance with the guidance of APB 30. For the period February 16, 2001 through September 19, 2001, the operations of Douglas May & Co. reflected approximately $319,000 in revenues and a net loss of $135,798. The Company has recorded a loss of $215,500 on this disposition of the discontinued operations for the year ended December 31, 2001.

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

  the obligation to repurchase one allotment of 87,498 shares of the Company’s common stock for $576,000; and

  the commitment to issue to Mr. May additional shares of the Company’s common stock, which when combined with an original 50,000 share allotment, would provide a value of $500,000 as of the first anniversary of the date the Company acquired Douglas May & Co. This amount was initially recorded at the guaranteed value of $500,000. Therefore, if these shares had ultimately been issued, the only accounting implication would have been reclassification of the par value of the shares within the shareholders’ deficit.

The release of the Company of the above obligations was expressly made conditional upon the Company not filing (or having filed against it) a petition in bankruptcy for a period of one year from the closing of the sale of Douglas May & Co. to Mr. May.  Since this release is conditional for one year, the Company reflected a liability of $576,000 on its balance sheet during the one-year time period. Since the Company did not file ( or have filed against it) a petition in bankruptcy during the one-year time period commencing September 30, 2001, the $576,000 liability was reclassified to permanent equity on September 19, 2002.

Under the terms of the stock purchase agreement, Mr. May retains his option, issued under his now terminated employment agreement with the Company, to purchase 150,000 shares of the Company’s unregistered common stock at an exercise price of $2.50 per share, such options being exercisable over a ten-year term.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

18.  Discontinued Operations (continued)

In connection with the sale of the Company’s entire equity interest in Douglas May & Co., the Company transferred certain technology to Douglas May & Co., including specific applications of the Company’s MaxxSystem suite of software products developed in connection with the Company’s previously planned "rich media direct" service offering.

The Company also entered into a technology license agreement (and a related source code escrow agreement) with a newly formed corporation and wholly-owned subsidiary of Douglas May & Co. Under the technology license agreement, the Company has granted to this company a perpetual, non-exclusive, non-transferable license with respect to some of the Company’s core software technology for image, video compression and video streaming. The technology license agreement provides for the licensee’s payment to the Company of royalties, payable on a quarterly basis, equal to the greater of: (1) a percentage of the "net revenues" derived from the sale or license of end user products using or incorporating the licensed technology or (2) specified minimum amounts This royalty payment plan will remain in effect each year the agreement remains in effect. The agreement can be terminated by the licensee at any time following the first to occur: (1) payment of $400,000 in royalty payments to the Company or (2) ninety days prior to the second anniversary of the agreement, provided that $400,000 in royalty payments have been earned by the Company. The first specified minimum royalty payment of $100,000 was payable to the Company on December 31, 2001. The Company extended the payment of the $100,000 into various installments commencing on March 31, 2002. As of June 30, 2002, the Company did not receive the scheduled installments under the extended payment plan, and accordingly all agreements between the Company and Douglas May & Co., Inc. and it wholly owned subsidiary became null and void, except the obligations noted above which expired on September 19, 2002. All royalty payments received by the Company during 2002, totaling $30,000, were recorded as contracts and licensee fee revenue when the cash payments were collected due to the uncertainty of collection.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

19.  Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data for the years ended December 31, 2002 and 2001 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2002
Revenues	$228	$51	$36	$92
Gross profit	164	30	(16)	47

Net loss	(2,561)	(2,125)	(2,269)	(1,616)
Net loss per common share, basic and diluted	(0.07)	(0.05)	(0.05)	(0.02)

2001
Revenues	$296	$211	$117	$126
Gross profit	163	109	63	115
Noncash settlements (1)	–	–	1,052	124
Loss from continuing operations (2)	(2,340)	(1,916)	(3,513)	(2,696)
Loss from discontinued operations (2)	(35)	(15)	(86)	–
Loss on disposal of discontinued operations	(216)	–	–	–

Net loss	(2,590)	(1,930)	(3,600)	(2,696)
Net loss per common share, basic and diluted	(0.08)	(0.06)	(0.10)	(0.08)

(1)	During the third quarter in 2001, the Company settled claims of Van Ernst Jakobs N.V.
(2)

During 2001, the Company discontinued its Rich Media Direct business which included the divestiture of its wholly-owned subsidiary, Douglas May & Company. The Company recorded a loss on disposal of $216.

20.  Subsequent Events

From January 1, 2003 through March 15, 2003, the Company sold to private investors 2,483,351 shares of its unregistered common stock, and warrants to purchase an additional 316,000 shares of common stock, and re-priced 3,324,502 previously issued warrants with initially issued exercise prices ranging between $1.47 and $5.25, per share, to re-priced exercise prices ranging between $0.74 and $1.69, per share, for gross cash proceeds of approximately $1.2 million.  These proceeds were used for general working capital purposes.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

20.  Subsequent Events (continued)

On February 21, 2003, the Company signed and executed a mutual release of all claims with a former law firm that had provided legal services to the Company.  Under the terms of this agreement, both parties agreed to a mutual release of any and all claims between the parties, as well as a cancellation of the unpaid fees owed by the Company to the law firm, totaling $886,557.   The Company did not issue any cash or equity securities in connection with this release.  The reduction of this liability will be reflected in the Company’s  financial statements included in its Form 10-Q for the quarterly period ended March 31, 2003.

On February 27, 2003, Holland & Knight LLP, a law firm, filed a civil summons in the Superior court of the District of Columbia, claiming that it is entitled payment in the amount of $867,269 plus accrued interest for past legal service rendered to the Company. Management is in the process of filing an answer to this complaint. The Company has recorded a liability of $867,269 relating to this claim as of December 31, 2002.

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it is entitled payment in the amount of $276,374 plus accrued interest for past services rendered to the Company.  Management is in the process of filing an answer to this complaint denying Bowne’s allegations. The Company has recorded a liability of $276,374 relating to this claim as of December 31, 2002.

Report of Independent Auditors

The Board of Directors and Shareholders
High Speed Net Solutions, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ deficit and cash flows of High Speed Net Solutions, Inc. for the year ended December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated statements of operations, shareholders’ deficit and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of High Speed Net Solutions, Inc. for the year ended  December 31, 2000,  in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that High Speed Net Solutions, Inc. will continue as a going concern. As more fully described in Note 1, High Speed Net Solutions, Inc. has incurred operating losses since inception and will require additional capital in 2001 to continue operations. These conditions raise substantial doubt about High Speed Net Solutions, Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

May 22, 2001,
except for Note 9
as to which the date is June 27, 2001
Raleigh, North Carolina

High Speed Net Solutions, Inc.
Consolidated Statement of Operations
Year ended December 31, 2000

Revenue	$599,054
Costs of revenue	476,280
Gross profit	122,774
Selling, general and administrative expenses	6,864,159*
Non-cash compensation	333,750
Interest expense	15,192
Amortization expense	116,200
Impairment charges	3,953,182
Loss contingency charges	1,281,946
Net loss	$(12,441,655)
Net loss applicable to common shareholders:
Net loss	$(12,441,655)
Beneficial conversion feature of preferred stock	(294,900)
Preferred stock dividends	(133,333)
Net loss applicable to common shareholders	$(12,869,888)

Net loss per share (basic and diluted)	$(0.60)

Weighted average common shares outstanding	21,619,618

*  Selling, general and administrative expenses in 2000 exclude $0.3 million of non-cash compensation charges.

See accompanying notes.

High Speed Net Solutions, Inc.

Consolidated Statement of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance at December 31, 1999	–	–	21,112,149	$ 21,112	$ 14,386,105	$ (11,394,225)	$ (227,619)	2,785,373
Preferred stock sold for cash, net of issuance costs	2,000	$2,000,000	–	–	(149,048)	–	–	1,850,952
Beneficial conversion feature of preferred stock	–	–	–	–	294,900	(294,900)	–	–
Common stock and options issued for services	–	–	7,500	8	884,028	–	–	884,036
Issuance of common stock in partial settlement of loss contingency	–	–	1,700,000	1,700	1,408,611	–	–	1,410,311
Common stock issued to acquire equipment	–	–	8,988	9	15,102	–	–	15,111
Common stock issued to acquire Douglas May & Co.	–	–	50,000	50	499,950	–	–	500,000
Common stock sold for cash	–	–	1,544,290	1,544	4,776,009	–	–	4,777,553
Preferred stock dividends	–	–	–	–	–	(133,333)	–	(133,333)
Net loss for 2000	–	–	–	–	–	(12,441,655)	–	(12,441,655)

Balance at December 31, 2000	2,000	$2,000,000	24,422,927	$ 24,423	$22,115,157	$(24,264,113)	$(227,619)	$ (351,652)

See accompanying notes.

High Speed Net Solutions, Inc.
Consolidated Statement of Cash Flows
Year Ended December 31, 2000

Operating activities
Net loss	$(12,441,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charge	3,953,182
Non cash compensation	333,750
Stock issued for partial settlement of loss contingency	1,410,311
Depreciation and amortization	282,494
Common stock issued to non-employees	550,286
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	261,716
Increase in other current assets	(23,329)
Accounts payable and accrued expenses	2,105,990
Loss contingency accrual	(255,040)

Net cash used in operating activities	(3,822,295)

Investing activities
Capital expenditures, net of acquisitions	(1,032,528)
Cash received in acquisition	63,971

Net cash used in investing activities	(968,557)

Financing activities
Funds loaned to related party	(1,435,000)
Net proceeds from sale of common stock	4,777,553
Payments on capital leases	(5,448)
Increase in restricted cash	(300,000)
Net proceeds from sale of preferred stock	1,850,952
Repayments to stockholders	(19,323)

Net cash provided by financing activities	4,868,734
Net increase in cash and cash equivalents	77,882
Cash and cash equivalents at beginning of year	248,740

Cash and cash equivalents at end of year	$326,622

Supplemental disclosures of cash flow information
Cash paid for interest	$15,192

Non-cash investing and financing activities
Assets acquired under capital leases	$201,157

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

Effective  February 16, 2001, HSNS acquired all the assets and operations of  Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as amended (the “Asset Purchase Agreement”).  The transaction was accounted for as a capital transaction, accompanied by a recapitalization.  As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed that of the Company (see Note 9).

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

2.         Significant Accounting Policies (continued)

            Equipment, Software and Furniture

Depreciation expense in 2000 was $166,294. Depreciation expense was calculated on a straight-line basis over the estimated useful lives of the assets ranging from three to five years.

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

            Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (see Note 7).

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.         Business Combinations (continued)

The shares of HSNS common stock issued in the transaction were valued at $1,376,000. Under the terms of the share acquisition agreement, the 183,070 shares of HSNS common stock were issued in three allotments. The first allotment corresponded to $500,000 of value. At closing, HSNS issued 50,000 shares of common stock, the number of such shares being subject to adjustment if the Over-the-Counter Bulletin Board trading price of the common stock on the first anniversary of the closing date of the transaction was less than $10.00 per share. Under such circumstances, HSNS was obligated to issue additional shares of common stock that, when added to the 50,000 shares, and multiplied by the per share trading price on the first anniversary of the closing date, equaled $500,000 in value.   The issuance of the 50,000 shares was recorded at the “guaranteed” amount of $10.00 per share on the date of issuance, July 10, 2000. Payment or issuance of any additional shares under the terms of the share acquisition agreement will not change the recorded cost of the acquisition of Douglas May & Co. by High Speed Net Solutions, Inc.

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

3.         Business Combinations (continued)

The following unaudited pro forma summary information presents consolidated results of operations for HSNS as if the acquisition of Douglas May & Co. had been consummated on January 1, 2000. The pro forma information does not necessarily reflect the actual results that would have been achieved, nor is it necessarily indicative of future consolidated results for HSNS.

Year ended December 31
2000
Revenue	$1,673,260
Net loss	12,311,544
Loss per share applicable to common shareholders	$(0.59)

4.         Related Party Transactions

In February 1999, HSNS entered into a Marketing License Agreement (“MLA”) with Summus, Ltd., a related party. Under the MLA, HSNS became obligated to pay Summus, Ltd. an up-front fee of $3,000,000, payable in four installments of $750,000 each. The first three installments consisted of cash payments in the aggregate amount of $2,250,000. Of this amount, $2,190,000 was made by a shareholder on behalf of HSNS. The final installment was satisfied by HSNS’s issuance of 1.5 million shares of its restricted common stock.

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

4.         Related Party Transactions (continued)

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

4.         Related Party Transactions (continued)

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

4.         Related Party Transactions (continued)

As of December 31, 2000, Summus, Ltd. held a 33.6% ownership interest in HSNS. On February 16, 2001, HSNS purchased all the assets and operations of Summus, Ltd.  The transaction was accounted for as a capital transaction, accompanied by a recapitalization   (see Note 9).

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

During 1999, Summus, Ltd. funded certain expenses of HSNS. The balance outstanding related to these advances as of December 31, 2000  was $134,677.

5.         Shareholders’ Equity

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

7.         Shareholders’ Equity (continued)

            Common stock

During 2000, HSNS issued 1,544,291 shares of its unregistered common stock and issued warrants to purchase an additional 1,977,564 shares of common stock for gross cash proceeds of $4,777,553.  The warrants have exercise prices ranging from $4.00 to $4.625 per share, a term of five years, and cannot be exercised within five months from the date of issuance.

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

5.         Shareholders’ Equity (continued)

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

6.        Leases

During 1999, HSNS established it headquarters in Raleigh, North Carolina and entered into a noncancelable operating lease for office space and also entered into certain capital leases for office equipment. HSNS also leases office space and certain office equipment in Dallas, Texas relating to the operations of its subsidiary, Douglas May & Co. Rent expense incurred during the year ended December 31, 2000 was approximately $124,000.

The following is a schedule of future minimum lease payments for capital and operating leases:

	Capital Leases	Operating Leases

2001	$ 115,332	$ 108,452
2002	92,265	78,468
2003	15,378	81,252
2004	–	36,240
2005	–	37,200
Total minimum lease payments	222,975	$ 341,612
Less amounts representing interest	(27,266)
Present value of minimum lease payments	195,709
Less current portion	(94,936)
	$ 100,773

Amortization of capital leases is included in depreciation and amortization expense.

7.        Income Taxes

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

High Speed Net Solutions, Inc.

Notes to Consolidated Financial Statements (continued)

7.        Income Taxes (continued)

December 31
2000
Deferred tax assets:
Start-up expenses	$1,386,000
Loss contingency accrual	199,000
Depreciation	4,000
NOL carryforward	6,161,000
Total deferred tax assets	7,750,000
Deferred tax asset valuation allowance	(7,750,000)
Net deferred taxes	$–

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

8.        Loss Contingencies

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

8.        Loss Contingencies (continued)

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

9.        Subsequent Events

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

9.        Subsequent Events (continued)

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

9.        Subsequent Events (continued)

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

9.        Subsequent Events (continued)

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

9.        Subsequent Events (continued)

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

Summus, Inc. (USA) By: /s/ Robert S. Lowrey Robert S. Lowrey Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Dr. Bjorn D. Jawerth Dr. Bjorn D. Jawerth	Principal Executive Officer, Chief Executive Officer, and Director	March 31, 2003
/s/ Robert S. Lowrey Robert S. Lowrey	Principal Financial and Principal Accounting Officer, Chief Financial Officer	March 31, 2003
/s/ Richard F. Seifert Richard F. Seifert	Director	March 31, 2003
/s/ George H. Simmons George H. Simmons	Director	March 31, 2003
/s/ Neil R. Guenther Neil R. Guenther	Director	March 31, 2003

Certificate of Chief Executive Officer

 I, Bjorn D. Jawerth, certify that:

1.             I have reviewed this annual report on Form 10-K of Summus, Inc. (USA) (“Summus”).

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.             Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of Summus as of, and for, the periods presented in this annual report.

4.             Summus’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Summus and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Summus, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

 b. evaluated the effectiveness of Summus’ disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

 c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

 5.             Summus’ other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Summus’ board of directors :

 a. all significant deficiencies in the design or operation of internal controls which could adversely affect Summus’ ability to record, process, summarize and report financial data and have identified for Summus’ auditors any material weaknesses in internal controls; and

 b. any fraud, whether or not material, that involves management or other employees who have a significant role in Summus’ internal controls.

6.             Summus’ other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

/s/ Bjorn D. Jawerth
 Bjorn D. Jawerth, Chairman of the Board
and Chief Executive Officer

Certificate of Chief Financial Officer

I, Robert S. Lowrey, certify that:

1.             I have reviewed this annual report on Form 10-K of Summus, Inc. (USA) (“Summus”).

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.             Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of Summus as of, and for, the periods presented in this annual report.

4.             Summus’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Summus and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Summus, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of Summus’disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             Summus’ other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Summus’ board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect Summus’ ability to record, process, summarize and report financial data and have identified for Summus’ auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in Summus’ internal controls.

6.             Summus’ other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003

____/s/ Robert S. Lowrey
 Robert S. Lowrey
Chief Financial Officer