Form 10-Q
period 2003-03-31
SUMMUS INC USA
filed 2003-05-15
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

     ☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

     ☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

_______________

Commission File Number: 0-29625

_______________

Summus, Inc. (USA)
(Exact Name of Registrant as Specified in its Charter)

Florida	7370, 5045	65-0185306
(State or other Jurisdiction of	(Primary Standard	(I.R.S. Employer
Incorporation or Organization)	Industrial Classification Codes)	Identification Number)

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

As of April 30, 2003, the registrant had 59,525,893 shares of its Common Stock, par value $.001 per share, issued and outstanding.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

SUMMUS, INC. (USA)

CONSOLIDATED BALANCE SHEETS

March 31, 2003

		December 31, 2002
	(Unaudited)

Assets
Current assets:
Cash	$90,340	$25,990
Accounts receivable	238,640	74,261
Prepaids and other current assets	237,393	70,000
Total current assets	566,373	170,251
Equipment, software and furniture, net	413,339	496,733
Other assets	35,325	34,190
Total assets	$1,015,037	$701,174
Liabilities and shareholders' deficit Accounts payable and accrued expenses	$3,383,872	$4,186,610
Accrued salaries and related costs	872,902	564,260
Preferred stock dividends payable	93,038	46,878
Deferred revenue	22,285	7,285
Notes payable, current portion	291,869	269,588
Capital lease obligations, current portion	70,400	77,690
Total current liabilities.	4,734,366	5,152,311

Notes payable, less current portion.	-	12,917

Shareholders’ deficit:
Preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,328 shares issued and outstanding, at March 31, 2003 and December 31, 2002, respectively (liquidation preference of $1,000 per share)	2,328,312	2,328,312
Common stock, $.001 par value; authorized 100,000,000 shares; 58,093,693 and 54,919,276 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	58,093	54,919
Additional paid-in capital	38,126,698	36,669,211
Deferred compensation	(182,986)	(227,132)
Accumulated deficit	(43,821,827)	(43,061,745)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)
Total shareholders’ deficit	(3,719,329)	(4,464,054)
Total liabilities and shareholders’ deficit	$1,015,037	$701,174

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Month Period Ended
	March 31, 2003	March 31, 2002

Revenues:
Wireless applications and contracts	$130,220	$25,000
Contracts and license fees	–	202,818
Total revenues	130,220	227,818
Cost of revenues:
Wireless applications and contracts	115,379	–
Contracts and license fees	–	63,846
Total cost of revenues	115,379	63,846
Gross profit	14,841	163,972

Selling, general and administrative expenses	1,356,162	1,839,029
Non-cash compensation	44,146	57,185
Research and development	265,340	194,144
Non-cash consulting expense	58,236	616,719
Interest expense	10,219	17,708
Non-cash settlements.	(1,005,340)	–
Net loss	$(713,922)	$(2,560,813)

Net loss applicable to common shareholders:
Net loss	$(713,922)	$(2,560,813)
Preferred stock dividends	(46,160)	(45,165)
Net loss applicable to common shareholders	$(760,082)	$(2,605,978)
Per share amounts (basic and diluted)	$(0.01)	$(0.07)

Weighted average shares of common stock outstanding..	56,434,311	40,012,020

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

	Preferred Stock
	Series A		Common Stock		Additional				Total
					Paid-in	Deferred	Accumulated	Treasury	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Stock	Deficit
Balance at December 31, 2002	2,328	$ 2,328,312	54,919,276	$ 54,919	$ 36,669,211	$ (227,132)	$ (43,061,745)	$ (227,619)	$ (4,464,054)
Common stock and warrants sold for cash	–	–	2,580,521	2,580	1,279,193	–	–	–	1,281,773
Common stock and options issued for services	–	–	103,371	103	43,132	–	–	–	43,235
Preferred stock dividends	–	–	–	–	–	–	(46,160)	–	(46,160)
Amortization of deferred compensation	–	–	–	–	–	44,146	–	–	44,146
Warrant exercises	–	–	490,525	491	135,162	–	–	–	135,653
Net loss for the period.	–	–	–	–	–	–	(713,922)	–	(713,922)
Balance March 31, 2003 (Unedited)	2,328	$ 2,328,312	58,093,693	$ 58,093	$ 38,126,698	$(182,986)	$ (43,821,827)	$(227,619)	$ (3,719,329)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31, 2003
  March 31, 2002

Operating activities Net loss	$(713,922)	$(2,560,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	44,146	57,185
Non-cash settlements	(1,005,340)	–
Common stock and options issued for services	58,236	616,719
Depreciation.	83,394	109,815
Changes in operating assets and liabilities:
Accounts receivable	(164,379)	(11,954)
Other assets	(183,528)	(130,774)
Accounts payable and accrued expense	211,965	(476,349)
Accrued salaries and related costs	308,642	(7,894)
Deferred revenue	15,000	75,000
Net cash used in operations.	(1,345,786)	(2,329,065)
Investing activities Purchases of computer equipment.	–	(18,081)
Net cash used in investing activities	–	(18,081)
Financing activities Proceeds from sale of common stock and warrants	1,281,773	2,510,842
Proceeds from exercise of warrants.	135,653	–
Principal payments on capital lease obligations and notes	(7,290)	(120,373)
Net cash provided by financing activities	1,410,136	2,390,469
Net increase in cash.	64,350	43,323
Cash at beginning of period	25,990	115,972
Cash at end of period	$90,340	$159,295
Supplemental disclosures of cash flow information Cash paid for interest	$339	$10,076

The accompanying notes constitute an integral part of these consolidated financial statements.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

1.     Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) ("Summus, Inc.” or the "Company"), formerly known as High Speed Net Solutions, Inc, is engaged primarily in the development of efficient information processing solutions for the mobile and wireless markets. Prior to the second quarter of 2002, Summus’ primary business activities included providing services under research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing to third parties its Photo ID and WI compression and decompression technology. Although the Company’s core business activities are focused on the mobile and wireless market, Summus will continue to evaluate business opportunities that it had formerly provided as they become available.

The core of the Company's business plan is to focus on the emerging wireless and mobile market. Summus, Inc. has developed proprietary software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks. The Company's technology platform, which provides the foundation for its current and future products and services, is designed to address the bandwidth, power, memory, and usability constraints of existing wireless network infrastructure. This platform will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user. The platform’s objective is to create a superior mobile end-user experience, that will impact devices, wireless carrier infrastructure and mobile applications.

The Company has completed development and has launched nine wireless applications currently offered by six wireless carriers. It launched its first wireless application during the second quarter of 2002. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription depending on content, product function and/or carrier preferences. The majority of the applications completed by the Company, as well as planned future applications, have been developed by the Company through a process that involves securing agreements with content providers and carriers, and developing and launching the applications. Revenue earned from these applications is shared with the content partners in accordance with the content partner agreements. The Company outsources the infrastructure needed to host and deliver the transactions for our application end-users.

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

1.     Business, Organization and Basis of Presentation (continued)

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003; the results of operations for the three-month periods ended March 31, 2003 and 2002; shareholders' deficit as of March 31, 2003; and cash flows for the three-month periods ended March 31, 2003 and 2002.

The accompanying unaudited condensed consolidated financial statements as of and for the three-month period ended March 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on March 31, 2003 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. The Form 10-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2003, the Company has incurred a net loss for the quarter of approximately $714,000, has experienced negative cash flows from operations, and has a significant deficiency in working capital at March 31, 2003. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects to be able to attract additional capital to continue to fund and expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition and Related Costs

Wireless applications and contracts

Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile and wireless markets.  Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  Wireless application revenue reported by Summus is net of all third-party platform and/or carrier distribution fees, and any revenue Summus shares with its content partners.  The Company’s accounts receivable balance includes amounts earned by Summus, as well as amounts to be collected on behalf of its content partners.  The Company’s accounts payable balance includes amounts payable to content partners based on negotiated contract terms.

During January of 2002, the Company entered into a strategic partnership agreement related to the mobile and wireless markets.  Revenue earned under this agreement was recognized ratably over the twelve-month term of the agreement.

2.     Summary of Significant Accounting Policies (continued)

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

Contracts and license fees

During the first quarter of 2002, we derived our revenues primarily from research and development contracts for governmental agencies and the commercial licensing of our technology.  We recognized revenue on these contracts at the time services were rendered based upon the terms of individual contracts.  Regarding the commercial licensing of our technology, we followed the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

Commencing with the second quarter of 2002, costs of wireless applications and contract revenue primarily include costs of deploying wireless applications.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and content information provided by certain of our content providers for wireless applications. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.  Historically, costs of Contracts and License Fee revenue primarily represent costs of providing contract services.  The costs of license fee revenue have not been separately maintained and have historically been insignificant.

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

Software Development Costs

Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No capitalized software development costs were incurred during the three-month period ended March 31, 2003.

Upon capitalization of software development costs, the Company will amortize capitalized software development costs on a product-by-product basis at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the estimated remaining economic life of the products, generally three years. Amortization begins when the product is available for general release to customers.

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

2.     Summary of Significant Accounting Policies (continued)

all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors.  The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations.  For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the consolidated statement of operations.  Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant.  Such costs are recognized ratably over the vesting period.  The Company recorded non-cash compensation related to the amortization of deferred compensation arising from stock options granted in prior periods with exercise prices below the fair market value of the underlying stock on the date of grant, subject to vesting totaling $44,146 and $57,185, for the three-month periods ended March 31, 2003 and 2002, respectively.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three-month periods ended March 31, 2003 and 2002: dividend yield of 0%; volatility of 1.379 and 1.789, respectively; risk-free interest rate of 2.75% and 5.0%, respectively, and expected option lives of 5 years.

	Three-Month Period Ended March 31 (Unaudited)
	2003	2002
Net loss applicable to common shareholders	$ (760,082)	$(2,605,978)
Non-cash compensation charges included in net loss	44,146	57,185
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(79,065)	(534,333)

Adjusted net loss applicable to common shareholders	$ (795,001)	$ (3,083,126)

Basic and diluted loss per share:
Reported net loss applicable to common shareholders	$ (0.01)	$ (0.07)
Non-cash compensation charges included in net loss	0.00	0.00
Stock-based employee compensation cost that would have been included in net loss under the fair value method	$ (0.00)	(0.01)

Adjusted net loss applicable to common shareholders	$ (0.01)	$ (0.08)

2.     Summary of Significant Accounting Policies (continued)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123 at the time the services are performed. Non-cash consulting expense related to such stock based compensation for the three-month period ended March 31, 2003 was $58,236.

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

New Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003.  The adoption of SFAS 143 had no impact on the Company’s results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003.  The adoption of SFAS 145 had no impact on the Company’s results of operations, financial position or cash flows.

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

2.     Summary of Significant Accounting Policies (continued)

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

3.     Notes Payable

During 1999, the Company entered into an agreement with a shareholder to repurchase 1,533 shares of its common stock from that shareholder for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, the Company entered into a promissory note with the shareholder whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance, including accrued interest, as of March 31, 2003 is $214,368.

On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended for an adjustment in the payment terms, whereby the Company issued 235,000 shares of unregistered common stock with registration rights to repay $87,500 of the outstanding balance.  The remaining balance will be repaid in 6 equal installments commencing July 19, 2003.  The outstanding principal balance of this note as March 31, 2003 is $77,500.

4.     Common Stock and Warrants

From January 1, 2003 through March 31, 2003, the Company sold to private accredited investors in negotiated transactions 2,580,521 shares of its unregistered common stock, warrants to purchase an additional 316,000 shares of common stock, and re-priced 4,208,927 previously issued warrants. These transactions were in two forms.  The first form involved sales of common stock at prices which were above the market value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice two warrants for every share purchased.  The other form allowed warrant holders to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately.  The original exercise prices of the repriced warrants ranged between $0.60 and $5.25, per share.  The repriced exercise prices ranged between $0.25 and $1.69, per share.  Total cash proceeds from the sale of the shares, the new warrants and the exercise of repriced existing warrants were $1,281,773.

From January 1, 2003 through March 31, 2003, the Company issued 490,525 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share.  Of the 490,525 exercised warrants, 480,625 were exercised in connection with the repricing of the exercise price of the warrants as described in the previous paragraph.  The initial exercise prices of the warrants ranged between $0.65 and $5.25. The repriced exercise prices ranged between $0.25 and $1.69. The exercise of these warrants generated gross proceeds of $135,653.

As of March 31, 2003, the Company has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	170,017
Outstanding common stock warrants	30,483,952
Outstanding stock options	7,713,314
Possible future issuance under stock option plans	786,686
Total	39,153,969

5.     Preferred Stock

Series A Preferred Stock

The Company had 2,328 shares of Series A preferred stock outstanding at March 31, 2003. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the "Liquidation Preference"). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000.  As of March 31, 2003 cumulative dividends accrued were $93,038.

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

6.        Commitments and Contingencies

In connection with the recapitalization transaction on February 16, 2001 (see Note 1), the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. The employment agreement provides that Dr. Jawerth is to receive a base salary of $350,000 (which is subject to an annual increase of at least 10%) plus other benefits, including severance benefits.  Dr. Jawerth has agreed to keep his cash compensation at the initial base salary amount of $350,000, less 25% or $262,500, in connection with the alternative compensation arrangement further described in this footnote.  The difference between the current annual salary amount of $423,500 owed to Dr. Jawerth and the original base salary of $350,000 in his employment agreement is being deferred and accrued by the Company until the Board of Directors and Dr. Jawerth determine when and how this accrued amount may be paid.

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

At the request of the Company’s Board of Directors, outside counsel was engaged to advise the Company with respect to the interpretation of certain of these terms related to Dr. Jawerth’s employment agreement.  The Company has not accrued any amounts related to this matter in its consolidated financial statements as of March 31, 2003, as the possible exposure to the Company, if any, cannot be reasonably estimated, while the review by outside counsel is ongoing.

Under his employment agreement, Summus granted Dr. Jawerth, personally, a non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that is developed during the twelve months following the closing (the “Closing”) of the asset purchase agreement between Summus, Ltd. and High Speed Net Solutions, Inc.  Any rights of Dr. Jawerth under this license are subject to his fiduciary obligations as a director and/or officer of Summus.  This license shall terminate on the later of the date twelve months from the Closing or such later date as may be set by the Board, excluding Dr. Jawerth.  If Summus ceases to be a going concern prior to the license termination date, the license shall be perpetual and shall include the rights to sell and offer products and services using the licensed New Technology, and the right to sublicense such New Technology.

6.        Commitments and Contingencies (continued)

The Company has entered into consulting agreements that provide for the issuance of options to purchase restricted shares of the Company’s common stock primarily on a monthly basis as services are performed.  These options vest on a monthly basis as they are earned and have exercise prices equal to the traded value of the Company’s unrestricted common stock the end of each month.  During the three-month period ended March 31, 2003, the Company issued 23,100 options under these consulting agreements.  These options were valued at $5,236 using the Black-Scholes option-pricing model.  The term of these agreements is generally twelve months.  Additionally, the Company is also committed to pay cash fees to a consultant upon the obtainment of at least $2.0 million in a single new financing.  As of March 31, 2003, the Company had accrued approximately $278,000 relating to this commitment.

Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of this arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Four of the Company’s executives participated in this arrangement during the three-month period ended March 31, 2003, at reduced salary levels ranging between 25% and 35% of their respective annual compensation. During the three-month period ended March 31, 2003, the Company issued 125,789 fully vested stock options with exercise prices ranging between $0.38 and $0.51 per share under this plan.

On July 19, 2002, the Company entered into an irrevocable common stock equity line that was intended to provide funding to the Company in amounts up to $10.0 million. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission on July 31, 2002 relating to this common stock equity line agreement.  Based on comments received from the Securities and Exchange Commission and related communications with the SEC, the Company understood that the terms of the equity line financing arrangement were such that it would not be able to resolve the staff’s comments in a timely manner and seek effectiveness of the registration statement in a timely manner.  Due to these developments, the length of time involved in completing the transaction, and other factors, the Company determined that it was in its best interest to withdraw the registration statement and not proceed with the equity line.  Accordingly, on September 17, 2002, the Company submitted to the SEC a request to withdraw the registration statement and cancelled all agreements associated with the common stock equity line.  In connection with the cancellation of the agreements associated with the common stock equity line, Talisman, the intended purchaser under the equity line, indicated to the Company its intention to retain ownership of the warrants to purchase 500,000 shares of the Company’s unregistered common stock at an exercise price of $0.47 per share that were issued to Talisman upon the execution of the equity line agreements. It is management’s position, with the advice of legal counsel, that the cancellation of these warrants became effective with the cancellation of the equity line agreements and that no loss contingency exists.  Therefore, the Company has not recorded the issuance of these 500,000 warrants in its consolidated financial statements nor disclosed them as part of outstanding warrants.  The Company has sent correspondence to Talisman stating its position that the warrants have been cancelled.  To date, the Company has not received correspondence back from Talisman indicating their concurrence.

The Company established the Inventions Awards Plan (“the Plan”), effective October 30, 2000, to provide incentives to certain eligible employees by providing them with opportunities to receive additional compensation as a result of their development of enhancements or new methods that generate revenue for the Company.

Under the terms of the plan, the Company is obligated to reserve 5% of the gross revenues derived from the licensing or sale of  “New Technology”, as defined in the agreement, for distribution among eligible employees.  If the Company sells the rights to New Technology, eligible employees shall be entitled to an award of 10% of the gross proceeds.

In addition, the Company may, at its option, initiate a spin-off company to develop New Technology.  If the eligible employee accepts a position in the spin-off company, his or her rights to awards under the plan are to be surrendered for 25% of the founders’ equity in the spin-off company.

As of March 31, 2003, there are several eligible employees, including Dr. Jawerth, who have been credited with the development of New Technology since the establishment of the Inventions Awards Plan.  As awards are earned under the Plan, they are recorded as cost of revenues of wireless applications and contracts.  As of the date of this quarterly report, no awards have been paid to the eligible employees in connection with such New Technology.

7.     Settlements of Contractual Disputes and Litigation

Non-cash Settlements

On February 21, 2003, the Company signed and executed a mutual release of all claims with a former law firm that had provided legal services to the Company.  Under the terms of this agreement, both parties agreed to a mutual release of any and all claims between the parties, as well as a cancellation of the unpaid fees owed by the Company to the law firm, totaling $886,557.  The Company did not issue any cash or equity securities or enter into any other obligations in connection with this release.

On June 7, 2002, AT&T filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled payment in the amount of $238,783 for telephone calls and services rendered to the Company.  In March 2003, the Company and AT&T settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to AT&T to $120,000 and this reduced amount be repaid over an 18 month period without interest commencing in March 2003.

The aggregate value of these non-cash settlements totaling $1,005,340, has been recorded as a reduction to the Company’s accounts payable and a credit in the Company’s Statement of Operations for the three-month period ended March 31, 2003.

Analysts International Corporation ("AIC") Litigation

On March 30, 2001, AIC filed a civil summons and complaint in General Court of Justice, District Court Division, County of Wake, North Carolina, against High Speed Net Solutions, Inc. The complaint alleged that the Company breached certain contracts with AIC, dated December 9, 1999, February 11, 2000, April 25, 2000, May 9, 2000, and May 23, 2000, under which AIC provided the Company with computer programming services. AIC requested that the court enter judgment in its favor for $358,426, plus pre-judgment interest from September 26, 2000, on certain invoices at the rate of 18% per annum, post-judgment interest at the rate of 8% per annum, reasonable costs of AIC and other relief the court deems equitable.

The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the "Indebtedness") according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the settlement agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full. The remaining amount due, plus accrued interest, is included in accounts payable and accrued expenses in the accompanying balance sheet. The Company also executed a consent order in favor of AIC providing for AIC's entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event the Company defaults on its obligations under the settlement agreement. The Company has not made payments under this settlement agreement since September 30, 2002 and therefore it is currently in default under the terms of this agreement.  Upon default, AIC must notify the Company in order to activate a 3-day cure period.  If the Company is unable to cure the default within the cure period, an automatic default judgment will be made against the Company.

Holland & Knight LLP Litigation

On February 27, 2003, Holland & Knight LLP, a law firm, filed a civil summons in the Superior court of the District of Columbia, claiming that it is entitled payment in the amount of $867,269, plus accrued interest, for past legal service rendered to the Company. Management is in the process of filing an answer to this complaint. The Company has recorded a liability of $867,269 relating to this claim as of March 31, 2003.  The Company is in the process of attempting to negotiate a settlement to this claim.

 Bowne Litigation

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it is entitled payment in the amount of $276,374, plus accrued interest, for past services rendered to the Company.  Management is in the process of filing an answer to this complaint denying Bowne’s allegations. The Company has recorded a liability of $276,374 relating to this claim as of December 31, 2002 and March 31, 2003.  The Company is in the process of attempting to negotiate a settlement to this claim.

8.     Subsequent Events

From April 1, 2003 through April 30, 2003, the Company sold to private accredited investors in negotiated transactions 111,626 shares of its unregistered common stock and repriced 1,227,668 previously issued warrants.  These transactions were in two forms.  The first form involved sales of common stock at prices which were above the market value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice two warrants for every share purchased.  The other form allowed warrant holders to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately.  The original exercise prices of the repriced warrants ranged from $0.65 to $4.63 per share.  The repriced exercise prices range between $0.25 and $1.00 per share.   Cash proceeds for the sale of these shares and repricing of the warrants totaled approximately $371,000.  Of the total 1,227,668 warrants that were repriced, 1,194,334 were exercised at the time of repricing.

On April 4, 2003, Summus sold approximately 2000 units of its existing image software for use in a wireless transmission, Windows-based application for $100,000.  This amount was collected in May 2003.

Subsequent to March 31, 2003, the Company made cash payments totaling $249,240 towards accrued and unpaid salaries and related costs that were incurred as of March 31, 2003.  Subsequent to these payments, accrued and unpaid salaries and related costs that were accrued as of March 31, 2003 have been reduced from $872,902 to $623,662.

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

Overview

Key Developments in 2003

Focus on Mobile and Wireless Market; Development of BlueFuel™ Platform

 Summus is continuing to develop a mobile solutions platform, called BlueFuel, which will enable end-users to experience an entirely new mobile environment, one that frees an individual from location and time dependence and opens new possibilities as to how mobile devices are used.   Focused on the end-user experience, BlueFuel enables application developers, device manufacturers, wireless infrastructure providers, and content providers to bring a reliable, high quality mobile information experience to consumers through their mobile devices.

Summus’ strategy is to build demand for the BlueFuel platform with the development and launching of its own BlueFuel applications and services while implementing the BlueFuel infrastructure systems and products that support device manufacturers, wireless carriers, content providers and existing and emerging standards.  As the BlueFuel platform evolves and products propagate, Summus will introduce a program for third-party developers using the BlueFuel platform that will further expand the portfolio of BlueFuel enabled mobile end-user services available.

As of March 31, 2003, Summus filed for two (2) patents.  One patent, which is in the mapping data area, was filed during the first quarter of 2003.  The filing of this patent incorporated two (2) of our previous provisional patents.  The other patent we previously filed in the video compression technology area incorporated six (6) of Summus’ previous provisional patents.  Currently, Summus has not been awarded any patents.

Applications Development, Relationships with Leading Wireless Carriers and International Expansion

Summus continues to position itself as a supplier of solutions that can run on multiple wireless platforms supporting the mobile and wireless marketplace.  Summus has developed, and continues to develop, wireless applications utilizing BlueFuel, Summus’ Superfast, Superthin platform designed for efficient and easy interaction with information in the mobile environment.  BlueFuel supports applications and services on the BREW™, Java™ 2 Micro Edition (J2ME ™), Symbian™ OS, PocketPC, Palm OS and Wireless Application Protocol (WAP) wireless operating systems or platforms.

As of the end of the first quarter of 2003, Summus had launched nine wireless applications over four wireless carrier networks in the United States and is completing field trials of several wireless applications with a fifth domestic carrier.  These field trials are expected to be completed in May 2003, at which time we expect the carrier to commence the commercial launch of it wireless services.  Summus generated revenue from the deployment of wireless applications by each of the aforementioned carriers during the three-month period ended March 31, 2003.  Summus’ accounts receivable balance at March 31, 2003 increased by $164,379 to $238,640 up 221% from December 31, 2002, relating to the deployment of wireless applications.

During the first quarter of 2003, Summus achieved another major milestone by completing a service agreement with Telstra Corporation, Australia’s leading wireless carrier, serving over 6.0 million customers. Under the terms of the service agreement, Telsta is offering to its customers, three wireless applications developed by Summus.  Summus began generating revenue under this agreement during the three-month period ended March 31, 2003.   Telstra is the first wireless provider in Australia to deploy data services based on QUALCOMM’s BREW platform.  Telstra is the sixth wireless carrier to deploy Summus’ wireless applications as of March 31, 2003.  Also during the first quarter of 2003, Summus signed a representative agreement with Sinonext Technologies Co., Ltd., a valued-added information service provider located in Shanghai, China, for the distribution of Summus’ Bluefuel platform and wireless applications in China.  Under the terms of the agreement, Sinonext will be responsible for developing strategic relationships with local content providers, carriers, and device manufactures throughout China.  Sinonext will also assist in the localization of Summus’ products and solutions for distribution.  This agreement marks Summus’ first step in penetrating China’s mobile and wireless market, which is one of the fastest growing wireless markets in the world.  Summus did not generate any revenue under this agreement during the three-month period ended March 31, 2003.

Forging Relationships with Content Providers

Our business development activities continue to expand with major content brands.  During the first quarter of 2003, we have signed agreements for six new applications with new content providers to add to our growing portfolio of wireless applications. Content partner agreements signed during the first quarter of 2003 include major brands such as ABCNEWS.com, ESPN.com, Accuweather and Agence France-Presse, a worldwide leader in news distribution and editorial services.  Our agreements typically take one of two forms.  The first form of agreement is a revenue-sharing arrangement where Summus develops an application using a partner’s content and the revenue, net of third-party platform and carrier fees, is split between Summus and the content partner.  In the second form of agreement, a monthly fee is paid by Summus to the content partner for content based on a volume matrix, and Summus retains and records all net revenue generated by the application.  Due to the time needed to develop, test and commercially deploy wireless applications commencing from signing of content agreements, the Company did not commercially deploy any applications from content agreements signed during the first quarter of 2003.

Adapting Applications for Multiple Handsets

One of the keys to Summus’ efforts to establish itself in the wireless market is making its applications available on multiple handsets.  To date, Summus has successfully tested applications on over 30 different handsets supporting the BREW, J2ME, Symbian or the WAP platforms.   We plan to continue to port our applications to new handsets as they become available to the carriers.

Non-cash settlements and Other Items

During the first quarter of 2003, Summus was successful in negotiating a significant reduction in its recorded liabilities. In one case, Summus signed and executed a mutual release of all claims with a former law firm that had provided services to Summus.  Under the terms of the agreement, both parties agreed to a mutual release of any and all claims between the parties, as well as a cancellation of the unpaid fees owed by the Company to the law firm, totaling $886,557.  The Company did not issue any cash or equity securities in connection with this release.  In a second case, Summus settled a lawsuit for nonpayment by a creditor, whereby Summus negotiated a reduction in the amount of the recorded liability by $118,783.  The reduced amount due is to be paid over an eighteen-month period without interest.  The aggregate value of these non-cash settlements totaling $1,005,340, has been recorded as a reduction to the Company’s accounts payable and a credit in the Company’s Statement of Operations for the three-month period ended March 31, 2003.

On April 4, 2003, Summus sold approximately 2000 units of its existing image software for use in a wireless transmission, Windows-based application for $100,000.

Results of Operations

Three-Month Period Ended March 31, 2003 Compared to Three-Month Period Ended March 31, 2002

Revenues

Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $105,220 to $130,220 in the three-month period ended March 31, 2003, up 420.9% from $25,000 in the three-month period ended March 31, 2002. The increase in revenue from wireless applications and contracts resulted from the cumulative number of wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users.  During the three-month period ended March 31, 2003, the Company had launched nine wireless applications with five domestic carriers and one carrier located in Australia.  Each of the applications deployed during the first quarter of 2003, were developed following agreements with content partners to provide access to their content, except Summus’ exego™ application.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  Revenue from wireless applications and contracts during the three-month period ended March 31, 2002 resulted solely from a strategic partnership agreement related to the mobile and wireless markets.  Revenue under this agreement was recognized ratably over the year ended December 31, 2002.

Contracts and License Fees.  There was no revenue earned from contracts and license fees during the three-month period ended March 31, 2003.  During the first quarter of 2002, the Company shifted its focus from providing governmental contract services to the development of solutions for the mobile and wireless markets.  Contracts and license revenue for the three-month period ended March 31, 2002 resulted primarily from providing governmental contract services.

Costs of Revenues

Wireless Applications and Contracts.  Costs of wireless applications and contracts were $115,379 during the three-month period ended March 31, 2003.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and content information provided by certain of our content providers for wireless applications which were deployed during the three-month period ended March 31, 2003. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. During the three-month period ended March 31, 2002, there were no costs of wireless applications and contracts because there were no specific, direct costs associated with the strategic partnership agreement related to the mobile and wireless markets.

Contracts and License Fees.  There was no revenue earned from contracts and license fees during the three-month period ended March 31, 2003, therefore the Company did not record any costs of revenues. During the three-month period ended March 31, 2002, costs of contracts and license fees were comprised primarily of salaries and related costs of providing governmental contract services.  Specific costs of license-fee income were historically insignificant and were not separately maintained.

Gross Profit

Wireless Applications and Contracts.  Gross profit resulting from the development and deployment of wireless applications totaled $14,841 or 11.4% for the three-month period ended March 31, 2003.  The gross profit resulting from these activities is a result of deducting costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, from the related earned revenue.  Gross profit earned during the three-month period ended March 31, 2002 was $25,000, representing the pro-rata share of the revenue earned under the strategic partnership agreement related to the mobile and wireless markets.  There were no specific direct costs associated with this contract.

Contracts and License Fees.  There was no gross profit earned from contracts and license fees during the three-month period ended March 31, 2003. Gross profit resulting from governmental contract services and the commercial licensing of technology during the three-month period ended March 31, 2002 totaled $138,972, or 68.5% of the related earned revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three-month period ended March 31, 2003, were $1,356,162, compared to $1,839,029 for three-month period ended March 31, 2002. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs.  The reductions in these categories reflect continued cost reduction efforts implemented by management.

Non-Cash Compensation.  Non-cash compensation for the three-month period ended March 31, 2003 was $44,146 compared to $57,185 for the three-month period ended March 31, 2002.  Non-cash compensation for each of the three-month periods reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The decrease in the amount recorded in the current period as compared to the prior period reflects the forfeiture of deferred compensation by individuals no longer employed by the Company.

Research and Development.  Research and development expenses for the three-month period ended March 31, 2003, were $265,340 compared to $194,144 for the three-month period ended March 31, 2002. The increase in research and development expenses is a result of the increased number of wireless applications the Company has contracted to develop.  In order to minimize these expenses, the Company increased its utilization of software developers in Croatia.  Personnel costs in Croatia are lower than personnel costs  in the United States.

Non-Cash Consulting Expense.  Non-cash consulting expense for the three-month period ended March 31, 2003, in the amount of $58,236 is attributable to: (1) the issuance of 103,371 shares of restricted common stock issued to consultants for services valued at $38,000; (2) 23,100 stock options granted to consultants for services valued at $5,236, such value was determined by using the Black-Scholes option-pricing model; and (3) the $15,000 of amortization of a deferred expense recorded in December of 2002 relating to the issuance of 55,555 shares of restricted common stock, valued at $22,500, for consulting services to be rendered over a 4.5 month period.

Non-cash consulting expense for the three-month period ended March 31, 2002, in the amount of $616,719 is attributable to:  (1) the issuance of 140,000 shares of restricted common stock and 323,000 options and warrants to purchase restricted common stock to consultants for services valued at $597,186; and (2) stock options granted to two new members of the Company’s Advisory Board resulting in total consulting expense of $78,210, of which $19,533 was charged to expense during the three-month period ended March 31, 2002. The remaining amount, $58,677, was deferred and is being charged to expense as vesting of the stock options occurs. The value of the stock options granted to the members of the Board of Advisors was determined by using the Black-Scholes option-pricing model.

  Interest Expense.  Interest expense for the three-month period ended March 31 2003, was $10,219, compared to interest expense of $17,708 for the corresponding period of the prior year. Interest expense for each of the three-month periods related to interest costs associated with capital lease obligations and note payable agreements. The decrease in net interest expense resulted primarily from lower interest costs associated with lower capital lease obligations.

Non-cash Settlements.  Non-cash settlements totaling $1,005,340, during the three-month period ended March 31, 2003, is comprised of settlements with two creditors of the Company.  In February, the Company signed and executed a mutual release of all claims with a former law firm that had provided legal services to the Company.  Under the terms of the mutual release, all fees owed to the former law firm, totaling $886,557, were cancelled in full.  In March 2003, the Company settled a claim filed against it by AT&T CORP. for payment of past services rendered to the Company.  Under the terms of the settlement, all amounts owed by the Company to AT&T CORP. were reduced by $118,783, to $120,000.

Net Loss.  As a result of the factors discussed above, the net losses for the three-month period ended March 31, 2003 and 2002 were $713,922 and $2,560,813 respectively.

Liquidity and Capital Resources

As of March 31, 2003 we had $90,340 of cash on hand, negative working capital of approximately $4.2 million, and approximately $4.7 million in current liabilities.  During the three-month period ended March 31, 2003, we funded our operations primarily through the sale of 2,580,521 shares of our unregistered common stock, warrants to purchase 316,000 shares of the unregistered common stock to individual accredited investors and the repricing of 4,208,927 previously issued warrants.  The repriced warrants had original exercise prices of $0.65 to $5.25 per share that were repriced to exercise prices ranging from $0.25 to $1.69 per share.  These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the market value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice two warrants for every share purchased.  The other form allowed warrant holders to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately.  Cash proceeds from these transactions totaled $1,281,773.  We anticipate that we will continue to utilize our equity securities as the primary source of our liquidity until we obtain funding from institutional sources and generate positive cash flow from operations.  We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership. Our continuation as a going concern depends on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.  In light of our financial condition and operating losses, our auditors have included in their report on our audited consolidated financial statements an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

As of the date of this filing, we have not paid six of our regularly scheduled bi-monthly payrolls to four executives of our management team, totaling $152,210.  Two (2) of the regularly scheduled bi-monthly payrolls in 2002 and one regularly scheduled bi-monthly payroll in 2003 to the remaining employees of Summus, totaling $307,813 have not been paid.  In addition, we owe consultants $387,000 for services provided to Summus through April 30, 2003.  As of the date of this filing, these amounts remain unpaid and are recorded as accrued liabilities in the period they were incurred.  Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s’ common stock based on the closing price of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Four of the Company’s executives participated in this arrangement during the three-month period ended March 31, 2003, at reduced salary levels ranging between 25% and 35% of their respective annual compensation. During the three-month period ended March 31, 2003, the Company issued 125,789 fully vested stock options with exercise prices ranging between $0.38 and $0.51 per share under this plan.

Through the end of our fiscal year ended December 31, 2002, we had entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.  Due to our limited resources, we have not been able to make all of the required payments established under settlement agreements previously arranged with certain vendors.  We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances.  Additionally, as of March 31, 2003, we had approximately $4.7 million in current liabilities, of which $3.5 million were greater than 90 days old.

As of the date of this quarterly report, we are a party to three unsettled lawsuits, whereby the claimants have sued us for non-payment of services provided to the Company.  The aggregate value of these claims is $1,162,528 (which has been accrued), plus interest.  Summus is in the process of negotiating a settlement with each creditor.

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

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that it will require approximately $10 million in working capital within the next 12 months to complete the domestic rollout of our operations, as well as the expansion of our operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America. We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership.  Additionally, during the first quarter of 2003, our capital raising efforts included the sale of our restricted stock, along with the repricing of warrants that were previously issued.  During the first quarter of 2003, we issued 2,580,521 shares of restricted common stock, warrants to purchase an additional 316,000 shares of common stock, and repriced 4,376,867 previously issued warrants for proceeds of approximately $1.3 million.

Cash Flow used in Operating Activities.  Net cash used in operating activities was $1,345,787 in the three-month period ended March 31, 2003, compared to $2,329,065 in the corresponding period of the prior year. The decrease in net cash used in operating activities was primarily due to the reduction in the net loss for the current period as compared to the prior period, a reduction in the value of common stock, options and warrants issued to consultants for services in the current period as compared to the prior period, and less cash payments on accounts payable and accrued liabilities in the current period as compared to the prior period.

Cash Flow from Investing Activities.  No cash was used in investing activities in the three-month period ended March 31, 2003.  Net cash used in investing activities was $18,081 in the three-month period ended March 31, 2002, representing the purchase of computer equipment.

Cash Flow from Financing Activities.  Net cash provided by financing activities was $1,410,136 in the three-month period ended March 31, 2003 compared to net cash provided by financing activities of $2,390,469 in the corresponding period of the prior year. Net cash provided by financing activities in the three-month period ended March 31, 2003 related to:

  the sale of 2,580,521 shares of the Company's common stock, along with warrants to purchase an additional 316,000 shares of common stock, at exercises prices ranging from $1.50 to $1.60 per share and the repricing of 4,208,927 of previously issued warrants with initial exercise prices of $0.60 to $5.25 per share to repriced exercise prices ranging from $0.25 to $1.69 per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $1,281,773.  These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the market value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice two warrants for every share purchased.  The other form allowed warrant holders to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately.

  the issuance of 490,525 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share.  Of the 490,525 warrants exercised, 480,625 were exercised in connection with the repricing of the exercise price of the warrants as described above.  The initial exercise prices of the warrants ranged between $0.65 and $5.25. The repriced exercise prices ranged between $0.25 and $1.69. The exercise of these warrants generated gross proceeds of $135,653.

  $7,290 in principal payments on capital lease obligations.

Net cash provided by financing activities in the three-month period ended March 31, 2002 related to:

  the sale of 1,613,901 shares of the Company's common stock, along with warrants to purchase an additional 3,436,136 shares of common stock, at exercises prices ranging from $2.00 to $2.80  per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $2,490,842.

  $20,000 consisting of $10,000 in proceeds from the exercise of stock options and $10,000 in cash collections on a stock subscription receivable.

  $120,373 in principal payments on capital lease obligations and note payable agreements.

New Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003.  The adoption of SFAS 143 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends Statement 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003.  The adoption of SFAS 145 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Valuation of Equity Instruments

We have utilized our equity securities, including unregistered common stock and options/warrants to purchase unregistered common stock, to raise equity, pay for services and to settle obligations owed to or claimed by creditors. The issuance of equity instruments as payment for services rendered to Summus results in the recording of non-cash compensation or consulting expense as the services are performed.  We utilize the Black-Scholes option-pricing model to determine the value of options or warrants issued as payment for services.  Underlying the Black-Scholes option-pricing model are several assumptions that are evaluated by management and include: (1) a dividend yield; (2) a common stock volatility factor; (3) the risk-free interest rate; and (4) the expected life of the option or warrant. Management evaluates each of these assumptions on a periodic basis in order to determine the value of the equity instruments used as payment for services as well as to record the associated expense.  As conditions change, our evaluation of the assumptions underlying the Black-Scholes option-pricing model may change resulting in differing values of equity instruments issued for services between reporting periods.  In a similar manner, when stock options or warrants are used to settle obligations owed to or claimed by creditors, we utilize the Black-Scholes option-pricing model to value the options or warrants.  If equity instruments are issued for claims that we have not yet recorded, the value of the equity instrument will be charged to expense when the settlement occurs.

Revenue Recognition

Wireless applications and contracts

Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile and wireless markets.  Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  Wireless application revenue reported by Summus is net of all third-party platform and carrier distribution fees, as well as any revenue Summus shares with its content partners.

In January 2002, the Company entered into a strategic partnership agreement related to the mobile and wireless markets.  Revenue earned under this agreement was recognized ratably over the twelve month term of the agreement.

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

Contracts and license fees

During the first quarter of 2002, we derived our revenues primarily from research and development contracts for governmental agencies and the commercial licensing of our technology.  We recognized revenue on these contracts at the time services were rendered based upon the terms of individual contracts.  Regarding the commercial licensing of our technology, we followed the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

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

PART II.
OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the three-month period ended March 31, 2003, the Company issued an aggregate of 3,174,417 shares of its common stock to 112 persons and entities. These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

Stock Issuances for Cash

From January 1, 2003 to March 31, 2003, the Company issued an aggregate of 2,580,521 shares of unregistered common stock to 61 accredited investors (all of whom were unaffiliated with the Company), issued warrants to purchase, at exercise prices of $1.50 to $1.60 per share for an additional 316,000 shares of common stock and repriced 4,208,927 previously issued warrants with original exercise prices ranging from $0.60 to $5.25 per share to repriced exercise prices ranging from $0.25 to $1.69 per share, for aggregate consideration of $1,281,773.  These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the market value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice two warrants for every share purchased.  The other form allowed warrant holders to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately.  In connection with these capital raising activities, we paid cash commissions of $9,226 to a director of Summus.  The shares and warrants were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name of Purchaser	Number of Shares
James D. and Eleanor M. Bailey	36,300
William B. Bandy	60,000
Douglas S. Barton	75,000
Robert A. Bell	45,000
Thomas A. Berry	50,000
James L. and Vicky A. Bonds	18,000
Robert Bonenberger	44,000
Richard W. and Jerrianne Bonenberger	60,000
Richard W. and Jerrianne Bonenberger C/F John R. Bonenberger	20,000
Richard W. and Jerrianne Bonenberger C/F Stephanie A.	20,000
A.J.P. Brouwer	22,500

C.E. Bryant Jr.	140,000
Jennifer Catano	3,500
Douglas D. Cline	100,000
David C. Cox	16,350
Gerard de Bruin	10,000
Britt L. Decker	36,000
Francis J. and Jacqueline R. de Poortere	50,000
Christopher V. Devone	25,834
David W. and Rose C. Dewitt	126,735
Donald R. Duffy	10,000
James Markham Edson	10,900
Pete Eenkhoorn	9,500
John C. Emery, Jr.	30,000
I. James Folds	30,000
Patrick Fromer	8,000
Neil R. Guenther and Nancy Jablonski	183,000
John D. Hargraves and Arthur L. Hargraves TTEES	35,000
Ron Houtlosser	5,000
Andrew J. Jarboe	22,222
James Kapral	15,000
Martin Knol	31,915
Jeffrey Leimbacker	30,000
Stuart and Lesley Mainse	58,308
Patrick E. McCoy	43,500
Steve Wayne McDowell	8,500
Donald Meisler	100,000
Paul J. Michaels	62,500
Rocco Swank Piscazzi	4,000
Joseph James Piscazzi Jr.	4,000
Precision Wires & Strips S.A. Stephan Charles Schnyder	120,000
Eric Raeber	60,000
Claire Reif	20,000
Jerry Robbins	8,335
Scott M. Schneider	10,000
Larry B. Shook	20,000
Richard G. Singer	102,500
Belvin G. Smith	100,000
John Stephanus	50,000
H. Randolph and Diana K. Straughan III	19,500
William C. Thacker	20,000
Clifford E. Thompson	100,000
Harvey T. and Lynne Underwood	40,000
Christina M. Vanstory	39,000
Richard L. Vanstory, Jr.	39,000
Michael Veselak	10,000
Richard G. Ward	58,333
Herbert L. White	25,000
Francis and Joan Y. Woelfel	20,000
Lewis M. Wrenn, Jr.	23,530
James A. Zacher	10,000

Stock Issuances Upon Exercise of Warrants for Cash

From January 1, 2003 to March 31, 2003, the Company issued an aggregate of 490,525 shares of unregistered common stock to five accredited investors (all of whom were unaffiliated with the Company) upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share for gross proceeds of $135,653. 480,625 of the 490,525 exercised warrants were exercised in connection with and upon the repricing of the exercise price of the warrants when they were originally issued.  The initial exercise prices of the warrants ranged between $0.65 and $5.25. The repriced exercise prices ranging between $0.25 and $1.69.

Name of Purchaser	Number of Shares
Donald D. Hammett	380,000
Chris Johnson	20,000
Marion and Dorothy Jablonski	40,000
Palisaides Master Fund, L.P.	9,900
Robert G. Schrader	40,625

Stock Issuances for Services

In March 2003, Summus issued 59,660 shares of restricted common stock to TerraNova Capital Partners in connection with a consulting agreement.

During January, February and March 2003, Summus issued 43,711 shares of common stock to Mark Baric for consulting services.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit Number	Exhibit Description
99.1	Certification of Periodic Financial Reports, by Dr. Bjorn D. Jawerth, Chief Executive Officer
99.2	Certification of Periodic Financial Reports, by Robert S. Lowrey, Chief Financial Officer.

(b)  Reports on Form 8-K

During the quarterly period ended March 31, 2003, the Company filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

(1)          Current Report on Form 8-K dated as of March 10, 2003 (Item 5. Other Information)

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	SUMMUS, INC. (USA) By: /s/ BJORN D. JAWERTH Björn D. Jawerth Chief Executive Officer

Date: May 15, 2003	By: /s/ ROBERT S. LOWREY Robert S. Lowrey Chief Financial Officer

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

Date:    May 15, 2003

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

Date:    May 15, 2003

   /s/ Robert S. Lowrey
Robert S. Lowrey
Chief Financial Officer