Form 10-Q
period 2003-06-30
SUMMUS INC USA
filed 2003-08-14
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

     ☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
          Yes  ☐   No  ☑

As of July 31, 2003, the registrant had 62,681,297 shares of its Common Stock, par value $.001 per share, issued and outstanding.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

SUMMUS, INC. (USA)

CONSOLIDATED BALANCE SHEETS

June 30, 2003

		December 31, 2002
	(Unaudited)

Assets
Current assets:
Cash	$-	$25,990
Accounts receivable	244,700	74,261
Prepaids and other current assets	143,613	70,000
Total current assets	388,313	170,251
Equipment, software and furniture, net	344,386	496,733
Other assets	35,810	34,190
Total assets	$768,509	$701,174
Liabilities and shareholders' deficit Bank overdraft	$25,256	$-
Accounts payable and accrued expenses	1,980,571	4,186,610
Accrued salaries and related costs	922,696	564,260
Preferred stock dividends payable	140,070	46,878
Deferred revenue	-	7,285
Notes payable, current portion	368,297	269,588
Capital lease obligations, current portion	27,775	77,690
Total current liabilities	3,464,665	5,152,311

Notes payable, less current portion	171,310	12,917

Shareholders’ deficit:
Preferred stock, Series A, $.001 par value; authorized 5,000,000 shares, 2,078 and 2,328 shares issued and outstanding, at June 30, 2003 and December 31, 2002, respectively (liquidation preference of $1,000 per share)	2,078,312	2,328,312
Common stock, $.001 par value; authorized 100,000,000 shares; 62,681,297 and 54,919,276 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	62,683	54,919
Additional paid-in capital	40,034,137	36,669,211
Deferred compensation	(138,838)	(227,132)
Accumulated deficit	(44,676,141)	(43,061,745)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)
Total shareholders’ deficit	(2,867,466)	(4,464,054)
Total liabilities and shareholders’ deficit	$768,509	$701,174

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	June 30, 2003	June 30, 2002

Revenues:
Wireless applications and contracts	$217,310	$25,000
Wireless license fees	247,201	–
Contracts and license fees	–	25,750
Total revenues	464,511	50,750
Cost of revenues:
Wireless applications and contracts	112,740	–
Wireless license fees	–	–
Contracts and license fees	–	20,588
Total cost of revenues	112,740	20,588
Gross profit	351,771	30,162

Selling, general and administrative expenses	1,134,532	1,653,199
Non-cash compensation	44,148	218,523
Research and development	263,631	170,298
Non-cash consulting expense	36,470	101,299
Interest expense	14,222	11,552
Non-cash settlements.	(333,950)	–
Net loss	$(807,282)	$(2,124,709)

Net loss applicable to common shareholders:
Net loss	$(807,282)	$(2,124,709)
Preferred stock dividends	(47,032)	(45,045)
Net loss applicable to common shareholders	$(854,314)	$(2,169,754)
Per share amounts (basic and diluted)	$(0.01)	$(0.05)

Weighted average shares of common stock outstanding	60,533,019	45,889,831

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six-Month Period Ended
	June 30, 2003	June 30, 2002

Revenues:
Wireless applications and contracts	$347,530	$50,000
Wireless license fees	247,201	–
Contracts and license fees	–	228,568
Total revenues	594,731	278,568
Cost of revenues:
Wireless applications and contracts	228,119	–
Wireless license fees	–	–
Contracts and license fees	–	84,434
Total cost of revenues	228,119	84,434
Gross profit	366,612	194,134

Selling, general and administrative expenses	2,490,694	3,540,827
Non-cash compensation	88,294	275,708
Research and development	528,971	315,842
Non-cash consulting expense	94,706	718,018
Interest expense	24,441	29,260
Non-cash settlements	(1,339,290)	–
Net loss	$(1,521,204)	$(4,685,521)

Net loss applicable to common shareholders:
Net loss	$(1,521,204)	$(4,685,521)
Preferred stock dividends	(93,192)	(90,210)
Net loss applicable to common shareholders	$(1,614,396)	$(4,775,731)
Per share amounts (basic and diluted)	$(0.03)	$(0.11)

Weighted average shares of common stock outstanding	58,429,235	42,967,163

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

	Preferred Stock
	Series A		Common Stock		Additional				Total
					Paid-in	Deferred	Accumulated	Treasury	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Comp	Deficit	Stock	Deficit
Balance at December 31, 2002	2,328	$2,328,312	54,919,276	$ 54,919	$ 36,669,211	$ (227,132)	$(43,061,745)	$ (227,619)	$ (4,464,054)
Common stock and warrants sold for cash	–	–	2,703,903	2,704	1,323,903	–	–	–	1,326,607
Common stock and options issued for services	–	–	219,266	219	92,286	–	–	–	92,505
Preferred stock dividends	–	–	–	–	–	–	(93,192)	–	(93,192)
Common stock and warrants issued in settlement of vendor liabilities	–	–	878,265	878	500,453	–	–	–	501,331
Common stock issued in non-cash settlements	–	–	1,166,055	1,167	421,725	–	–	–	422,892
Amortization of deferred compensation	–	–	–	–	–	88,294	–	–	88,294
Conversion of Series A preferred stock	(250)	(250,000)	17,557	18	249,982	–	–	–	–
Warrant exercises	–	–	2,776,975	2,778	776,577	–	–	–	779,355
Net loss for the period	–	–	–	–	–	–	(1,521,204)	–	(1,521,204)
Balance June 30, 2003 (Unaudited)	2,078	$ 2,078,312	62,681,297	$ 62,683	$ 40,034,137	$(138,838)	$(44,676,141)	$(227,619)	$ (2,867,466)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	June 30, 2003
  June 30, 2002

Operating activities Net loss	$(1,521,204)	$(4,685,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	88,294	275,708
Non-cash settlements	(1,339,290)	–
Common stock and options issued for services	94,706	718,018
Depreciation	152,347	198,584
Changes in operating assets and liabilities:
Accounts receivable	(170,439)	55,339
Other assets	(75,233)	(103,704)
Accounts payable and accrued expense	317,354	(728,777)
Accrued salaries and related costs	358,436	(64,042)
Deferred revenue	(7,285)	50,000
Net cash used in operations	(2,102,314)	(4,284,395)
Investing activities Purchases of computer equipment	–	(22,558)
Net cash used in investing activities	–	(22,558)
Financing activities Proceeds from sale of common stock and warrants	1,326,607	4,590,643
Proceeds from exercise of warrants	779,355	–
Principal payments on capital lease obligations and notes	(54,894)	(181,810)
Net cash provided by financing activities	2,051,068	4,408,833
Net (decrease) increase in cash	(51,246)	101,880
Cash at beginning of period	25,990	115,972
Cash (bank overdraft) at end of period	$(25,256)	$217,852
Supplemental disclosures of cash flow information Cash paid for interest	$4,847	$14,348

The accompanying notes constitute an integral part of these consolidated financial statements.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

1.     Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) ("Summus, Inc.” or the "Company"), formerly known as High Speed Net Solutions, Inc., is engaged primarily in the development of efficient information processing solutions for the mobile and wireless markets. Prior to the second quarter of 2002, Summus’ primary business activities included providing services under research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing to third parties its Photo ID and WI compression and decompression technology. Although the Company’s core business activities are now focused on the mobile and wireless market, Summus will continue to evaluate business opportunities related to services and products that it had formerly provided as they become available, particularly opportunities that offer growth potential with the business objectives and mission of the Company’s BlueFuel platform.  The core of the Company's business plan is to focus on the emerging wireless and mobile market. Summus, Inc. has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks. The Company's technology platform, which provides the foundation for its current and future products and services, is designed to address the bandwidth, power, memory, and usability constraints of existing wireless network infrastructure. This platform will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user. The platform’s objective is to create a superior mobile end-user experience, which will impact devices, wireless carrier infrastructure and mobile applications.

The Company has completed development of and has launched eleven (11) wireless applications. Seven (7) wireless carriers in the United States and four (4) international wireless carriers currently deploy at least one or a combination of the eleven (11) wireless applications that have been completed by the Company. It launched its first wireless application during the second quarter of 2002. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences. The Company earns revenue, which is net of all third-party platform and/or wireless carriers distribution fees, from the deployment of these applications in three methods:

  Revenue earned from an application is shared with content providers in accordance with content provider agreements;

  Revenue earned from an application is retained by the Company and the Company pays the content provider a fixed monthly fee for the rights for its content; and

  The Company retains all of the revenue earned on applications it develops internally, without content partners.

The majority of the applications completed and deployed by the Company, as well as planned future applications, have been developed by the Company through a process that involves securing agreements with content providers and carriers, and developing and launching the applications. The Company outsources the infrastructure needed to host and deliver the transactions for our application end-users.

Organization

On February 16, 2001, High Speed Net Solutions, Inc. (“High Speed”) and Summus, Ltd. entered into a contract whereby, in legal form, High Speed acquired all the assets of Summus, Ltd. Although the legal form of the transaction was an acquisition of assets, in substance the transaction represented a Summus, Ltd. capital transaction accompanied by a recapitalization. Since the Summus, Ltd. shareholders were the majority owners of the entity after this transaction was completed, the transaction was accounted for as an issuance of stock by Summus, Ltd. in exchange for the net monetary assets of High Speed, accompanied by a recapitalization of Summus, Ltd. The accounting for the transaction was essentially equivalent to that resulting from a reverse acquisition, except that no goodwill or other intangible assets were recorded.

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

Basis of Presentation

The condensed consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003; the results of operations for the three and six-month periods ended June 30, 2003 and 2002; shareholders' deficit as of June 30, 2003; and cash flows for the six-month periods ended June 30, 2003 and 2002.

The accompanying unaudited condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on March 31, 2003 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. The Form 10-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2003, the Company has incurred a net loss for the quarter of approximately $807,282, has experienced negative cash flows from operations, and has a significant deficiency in working capital at June 30, 2003. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects to be able to attract additional capital to continue to fund and expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.                Summary of Significant Accounting Policies (continued)

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

Costs associated with the sale and delivery of wireless applications primarily consist of third party hosting fees and content information provided by certain of our content providers. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

During January of 2002, the Company entered into a strategic partnership agreement with a global leader in semiconductor, telecommunication and digital convergence technology, related to the mobile and wireless markets for which it received $100,000.  Revenue earned under this agreement was recognized ratably over the twelve-month term of the agreement.

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

Wireless License Fees

We recognize revenue from licensee fees for wireless software applications in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

There were no costs related to the wireless license fee revenue generated during the six months ended June 30, 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Historically, costs of Contracts and License Fee revenue were primarily costs of providing contract services.  The costs of license fee revenue have not been separately maintained and have historically been insignificant.

2.     Summary of Significant Accounting Policies (continued)

Segments

Management has structured the Company's internal organization as one business segment from which all operating decisions and operating results are made and evaluated.

Equipment, Software, and Furniture

Equipment, software, and furniture is stated at cost. Depreciation is computed over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of capital lease assets is included in depreciation expense.

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred and are classified as Research and Development costs until technological feasibility has been established, at which time any additional costs would be capitalized. The Company believes its current process for developing software is essentially complete concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized on the accompanying balance sheet.

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

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors.  The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations.  For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the consolidated statement of operations.  Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant.  Such costs are recognized ratably over the vesting period.  The Company recorded non-cash compensation related to the amortization of deferred compensation arising from stock options granted in prior periods with exercise prices below the fair market value of the underlying stock on the date of grant, subject to vesting totaling $88,294 and $275,708, for the six-month periods ended June 30, 2003 and 2002, respectively and $44,148 and $218,523, for the three-month periods ended June 30, 2003 and 2002, respectively.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six-month periods ended June 30, 2003 and 2002: dividend yield of 0%; volatility of 1.379 and 1.789, respectively; risk-free interest rate of 2.75% and 5.0%, respectively, and expected option lives of 5 years.

2.     Summary of Significant Accounting Policies (continued)

	Three-Month Period Ended June 30 (Unaudited)		Six-Month Period Ended June 30 (Unaudited)
	2003	2002	2003	2002
Net loss applicable to common shareholders	$(854,314)	$(2,169,754)	$(1,614,396)	$(4,775,731)
Non-cash compensation charges included in net loss	44,148	218,523	88,294	275,708
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(91,373)	(563,526)	(170,438)	(1,097,859)

Adjusted net loss applicable to common shareholders	$(901,539)	$(2,514,757)	$(1,696,540)	$(5,597,882)

Basic and diluted loss per share:
Reported net loss applicable to common shareholders	$(0.01)	$(0.05)	$(0.03)	$(0.11)
Non-cash compensation charges included in net loss	0.00	0.00	0.00	0.01
Stock-based employee compensation cost that would have been included in net loss under the fair value method	$(0.00)	(0.01)	$(0.00)	(0.03)

Adjusted basic and diluted loss per share applicable to common shareholders	$(0.01)	$(0.06)	$(0.03)	$(0.13)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123 at the time the services are performed. Non-cash consulting expense related to such stock based compensation for the three and six-month periods ended June 30, 2003 and 2002 was $5,907 and $11,143, respectively.

Loss Per Share

Loss per share has been calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."   Basic loss per share was computed by dividing the net loss applicable to common shareholders for each period presented by the weighted average number of shares of common stock outstanding for such period, as adjusted for the recapitalization. Although the Company has potential common stock equivalents related to its outstanding stock options, warrants and preferred stock, these potential common stock equivalents were not included in diluted loss per share for each period presented because the effect would have been antidilutive.

New Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15,2002 and was adopted by the Company on January 1, 2003.  The adoption of SFAS 143 had no impact on the Company’s results of operations, financial position or cash flows.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146, which superseded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 had no impact on the Company’s results of operations, financial position or cash flows.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company does not expect the adoption of FIN 45 to have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the beneficiary in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company was required to adopt the provisions of FIN 46 effective July 1, 2003.  The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This Statement changes the accounting for certain financial instruments, which under previous guidance could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods beginning after December 15, 2003. The Company has not issued any equity instruments of this type since May 31, 2003 and is currently evaluating the impact of adoption of SFAS 150 on its financial position and results operations.

3.     Notes Payable

During 1999, the Company entered into an agreement with a shareholder to repurchase 1,533 shares of its common stock from that shareholder for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, the Company entered into a promissory note with the shareholder whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note is accruing interest at 18% per annum and the total amount has been classified as a current liability. The outstanding balance, including accrued interest, as of June 30, 2003 is $224,160. The Company currently is in the process of  attempting to negotiate a settlement for the unpaid amounts under this agreement.

On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended for an adjustment in the payment terms, whereby the Company issued 235,000 shares of unregistered common stock with registration rights to repay $87,500 of the outstanding balance.  The remaining balance will be repaid in 6 equal monthly installments commencing July 19, 2003.  The outstanding principal balance of this note as June 30, 2003 is $77,500.

4.     Common Stock and Warrants

From January 1, 2003 through June 30, 2003, the Company sold to private accredited investors in negotiated transactions 2,703,903 shares of its unregistered common stock, warrants to purchase an additional 316,000 shares of common stock, and re-priced 4,242,261 previously issued warrants. These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the market value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice 2 warrants for every share purchased. The other form allowed warrant holders to reduce the exercise price of previously issued warrants if the holder exercised those repriced warrants immediately. The original exercise prices of the repriced warrants ranged between $0.60 and $5.25, per share.  The repriced exercise prices ranged between $0.25 and $1.69, per share.  Total cash proceeds from the sale of the shares; new warrants and the exercise of repriced existing warrants was $1,326,607.

From January 1, 2003 through June 30, 2003, the Company issued 2,776,975 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share.  Of the 2,776,975 exercised warrants, 2,767,075 were exercised in connection with the repricing of the exercise price of the warrants as described in the previous paragraph.  The initial exercise prices of the warrants ranged between $0.60 and $5.25. The repriced exercise prices ranged between $0.25 and $1.69. The exercise of these warrants generated gross proceeds of $779,355.

During the six month period ended June 30, 2003, Summus issued to consultants 219,266 shares of unregistered common stock and 41,700 stock options for services provided to the Company for an aggregate value of $77,643.  The shares of the unregistered common stock were valued at $68,563 based on the negotiated terms of each contract and the options were valued at $9,080 using the Black-Scholes option-pricing model.  Also during the six month period ended June 30, 2003, the Company granted 33,000 options to it sole member on its Advisory Board.  This option vests quarterly over a one year period and has an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of the vested portion of the option of $2,063 was determined using the Black-Scholes option-pricing model and was recorded as non-cash consulting expense during the six month period ended June 30, 2003.

During the three-month period ended June 30, 2003, Summus issued 878,265 shares of its unregistered common stock valued at $301,331 to the entities as payment on outstanding vendors balances.  During June 2003, Summus issued 333,333 warrants to Mr. Donald T. Locke, a consultant who acts in the capacity of the general counsel to Summus, as payment for $200,000 of fees owed to Mr. Locke. Mr. Locke earned these fees since he became a consultant to the Company in November 2001.  The warrants have an exercise price of $0.60 per share and have a contractual life of 5 years.

4.   Common Stock and Warrants (Continued)

As of June 30, 2003, the Company has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	155,763
Outstanding common stock warrants	28,197,502
Outstanding stock options	7,930,194
Possible future issuance under stock option plans	569,806
Total	36,853,265

5.     Preferred Stock

Series A Preferred Stock

As of June 30, 2003, the Company had 2,078 shares of Series A preferred stock issued and outstanding. The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the "Liquidation Preference"). The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000.  As of June 30, 2003 cumulative dividends accrued were $140,070.

The holders of the outstanding shares of Series A preferred stock are not entitled to vote on matters submitted to the Company's shareholders for voting. However, approval of holders of a majority of the outstanding shares of Series A preferred stock is required prior to the issuance of a new series of preferred stock that ranks senior to the Series A preferred stock.

Each share of the Series A preferred stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by the initial conversion price of $14.24. The conversion price is subject to adjustment in accordance with the Company's articles of incorporation.  During the three month period ended June 30, 2003, a holder of the Series A preferred stock converted 250 shares of Series A preferred stock into 17,557 shares of the Company’s unregistered common stock.

6.        Commitments and Contingencies

In connection with the recapitalization transaction on February 16, 2001 (see Note 1), the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. The employment agreement provides an initial base salary of $350,000, which is to be increased on an annual basis by at least 10%; however, Dr. Jawerth has not taken any increase in cash compensation to this initial base salary.  As of February 16, 2003, Dr. Jawerth was to receive an annual salary of $423,500 pursuant to his agreement; however, Dr. Jawerth elected on July 31, 2002, to reduce his cash compensation temporarily to $262,500 on an annual basis to help lower the Company’s current cash consumption.  The difference between the original contract amount of $350,000 and the current cash salary amount is paid to Dr. Jawerth on a bi-monthly basis in the form of options to buy common stock under the Company’s Alternative Compensation Plan.  These options are priced at the closing market price of the Company’s common stock at the end of each bi-monthly pay period.  The difference between the current salary amount of $423,500 owed to Dr. Jawerth and the original base salary of $350,000 in his employment agreement is being deferred and accrued by the Company until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. The 10% annual increases provided for in Dr. Jawerth’s employment contract have been recorded as accrued salaries in the Company’s balance sheet as June 30, 2003.

Under the terms of the recapitalization transaction, Summus, Inc. agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus, Inc. common stock held by Dr. Jawerth at a per share price of not less than $1.50 per share (representing $2.5 million in value). No assurance can be provided that Summus will be able to attract such an investment or that it will be able to assist Dr. Jawerth in effecting a private sale of these shares.  Under the terms of Dr. Jawerth's employment agreement, the Company is obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale as describe above. The options will be

6.     Commitments and Contingencies (continued)

exercisable during the second through the fifth year after the options are issued. Non-cash compensation may be recorded upon the issuance of these options.  Under current accounting literature, the non-cash compensation will be determined under the provisions of APB 25, pursuant to which the compensation cost will be based on the difference, if any, between the stock option exercise price of $1.50 per share and the traded value of the Summus, Inc. common stock on the date the options are issued. As of June 30, 2003, Dr. Jaweth has sold no shares subject to this agreement.  The Board of Directors of Summus is in the process of renegotiating Dr. Jawerth’s employment agreement with him.  It is contemplated that the provisions described in this paragraph will be addressed as part of that renegotiation; however, no assurances can be made as to the outcome of such renegotiations.

At the request of the Company’s Board of Directors, outside counsel was engaged to advise the Company with respect to the interpretation of certain of these terms related to Dr. Jawerth’s employment agreement.  The Company has not accrued any amounts which may be owed to Dr. Jawerth related to these terms in its consolidated financial statements as of June 30, 2003, as the possible exposure to the Company, if any, cannot be reasonably estimated, while the review by outside counsel is ongoing.

Pursuant to the terms of his employment agreement and in accordance with corporate policy, all intellectual property developed by Dr. Jawerth in connection with his employment by the Company is the exclusive property of the Company.  Without any impact on the Company’s ownership of the intellectual property, the employment agreement grants Dr. Jawerth, personally, a non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that is developedduring the twelve months following the closing of the recapitalization transaction. Any rights of Dr. Jawerth under this license are subject to his fiduciary obligations as a director and/or officer of the Company.  This license shall terminate on the later of the date twelve months from the closing of the recapitalization transaction or such later date as may be set by the Board, excluding Dr. Jawerth.  If Summus ceases to be a going concern prior to the license termination date, the license shall be perpetual and shall include the rights to sell and offer products and services using the licensed New Technology, and the right to sublicense such New Technology.

The Company has entered into consulting agreements that provide for the issuance of options to purchase restricted shares of the Company’s common stock primarily on a monthly basis as services are performed.  These options vest on a monthly basis as they are earned and have exercise prices equal to the traded value of the Company’s unrestricted common stock at the end of each month.  During the three and six-month periods ended June 30, 2003, the Company issued 18,600 and 41,700 options under these consulting agreements, respectively.  These options were valued at $3,844 and $9,080, respectively, using the Black-Scholes option-pricing model.  The term of these agreements is generally twelve months.

Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of this arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Four of the Company’s executives participated in this arrangement during the three and six-month periods ended June 30, 2003, at reduced salary levels ranging between 25% and 35% of their respective annual compensation. During the three and six-month periods ended June 30, 2003, the Company issued 151,984 and 277,773 fully vested stock options with exercise prices ranging between $0.32 and $0.51 per share under this plan.

On July 19, 2002, the Company entered into an irrevocable common stock equity line that was intended to provide funding to the Company in amounts up to $10.0 million. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission on July 31, 2002 relating to this common stock equity line agreement.  Based on comments received from the Securities and Exchange Commission and related communications with the SEC, the Company understood that the terms of the equity line financing arrangement were such that it would not be able to resolve the staff’s comments in a timely manner and seek effectiveness of the registration statement in a timely manner.  Due to these developments, the length of time involved in completing the transaction, and other factors, the Company determined that it was in its best interest to withdraw the registration statement and not proceed with the equity line.  Accordingly, on September 17, 2002, the Company submitted to the SEC a request to withdraw the registration statement and cancelled all agreements associated with the common stock equity line.  In connection with the cancellation of the agreements associated with the common stock equity line, Talisman, the intended purchaser under the equity line, indicated to

6.                Commitments and Contingencies (continued)

the Company its intention to retain ownership of the warrants to purchase 500,000 shares of the Company’s unregistered common stock at an exercise price of $0.47 per share that were issued to Talisman upon the execution of the equity line agreements. It is management’s position, with the advice of legal counsel, that the cancellation of these warrants became effective with the cancellation of the equity line agreements and that no loss contingency exists.  Therefore, the Company has not recorded the issuance of these 500,000 warrants in its consolidated financial statements nor disclosed them as part of outstanding warrants.  The Company has sent correspondence to Talisman stating its position that the warrants have been cancelled.  To date, the Company has not received correspondence back from Talisman indicating its concurrence.

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

As of June 30, 2003, there are several eligible employees who have been credited with the development of New Technology since the establishment of the Inventions Awards Plan.  As awards are earned under the Plan, the value is recorded as cost of revenues of wireless applications and contracts.  The value of amounts earned under this plan for the six-month period ended June 30, 2003 was approximately $17,300.   As of the date of this report, no amounts have been paid to the eligible employees under the Inventions Awards Plan.

7.     Settlements of Contractual Disputes and Litigation

Non-cash Settlements

On February 21, 2003, the Company signed and executed a mutual release of all claims with a former law firm that had provided legal services to the Company.  Under the terms of this agreement, both parties agreed to a mutual release of any and all claims between the parties, as well as a cancellation of the unpaid fees owed by the Company to the law firm, totaling $886,557.  The Company did not issue any cash or equity securities or enter into any other obligations in connection with this release.  The settlement gain resulting from this transaction was $886,557.

On June 7, 2002, AT&T filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled to payment in the amount of $238,783 for telephone calls and services rendered to the Company.  In March 2003, the Company and AT&T settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to AT&T to $120,000 and this reduced amount be repaid over an 18 month period commencing in March 2003.  The settlement gain resulting from this transaction was $118,783.

On February 27, 2003, Holland & Knight LLP (“H&K”) filed a civil lawsuit in the Superior Court for the District of Columbia against Summus.  In this suit, H&K claims that it was entitled to $867,268, plus interest, for services rendered to Summus.  Summus and H&K entered into an agreement on May 23, 2003 settling this litigation, whereby both parties agreed to the following terms:

  $217,268 of the total balance due was forgiven by H&K, resulting in a portion of the settlement gain of this transaction.

7.                Settlements of Contractual Disputes and Litigation (Continued)

  $325,000 of the total balance due will be paid over a three-year period with monthly installments of $9,028, commencing on June 1, 2003.   The settlement agreement did not provide for an interest rate component pertaining to the three-year payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $242,926. The difference between the face value of $325,000 and the net present value of $242,926, totaling $82,074, was recorded as a portion of the settlement gain. The 20% rate of interest was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position.

  The remaining amount of the recorded liability due to H&K of $325,000 was satisfied through the issuance to H&K of 738,636 shares of the Company’s unregistered common stock, with registrations rights. The fair value of the 738,636 shares of unregistered common stock was estimated at $273,295, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 738,636 unregistered common shares and the recorded value of the liability of $325,000, totaling $51,705, was recorded as a portion of the settlement gain. The unregistered shares have since been registered, and H&K has contractually agreed to sell no more than 18,000 shares in any one (1) business day.

  Therefore, the aggregate settlement gain resulting from this transaction totaled $351,047.

  The settlement agreement also provided that if the Company raised $5.0 million or more in capital at one time, all remaining unpaid amounts owed under the $325,000 note agreement shall become immediately due and payable.  This note is unsecured, and upon default of the terms of the agreement, the unpaid balance shall become immediately due and payable and such amount shall include pre-judgment interest in the amount of 6% accruing as of April 3, 2002 and post- judgment interest at a rate to be determined.

On June 5, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider. Under the terms of the agreement, the Company issued 427,419 shares of its unregistered common stock, with registration rights, for full payment of $132,500 owed to the service provider. The fair value of the 427,419 shares of unregistered common stock was estimated at $149,597, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 427,419 unregistered common shares and the recorded value of the liability of $132,500 was recorded as a settlement loss of $17,097. The service provider has contractually agreed to sell no more than 5,000 shares in any one (1) business day.

The aggregate value of these non-cash settlements totaling $333,950 and $1,339,290, have been recorded as  reductions to the Company’s accounts payable and  credits in the Company’s Statement of Operations for the three and six-month periods ended June 30, 2003.

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

7.     Settlements of Contractual Disputes and Litigation (Continued)

The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the "Indebtedness") according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the settlement agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full. The remaining amount due, plus accrued interest, is included in accounts payable and accrued expenses in the accompanying balance sheet. The Company also executed a consent order in favor of AIC providing for AIC's entry of a judgment by consent in the amount of the Indebtedness, less any payments made under the settlement agreement, in the event the Company defaults on its obligations under the settlement agreement. The Company has not made payments under this settlement agreement since September 30, 2002 and therefore it is currently in default under the terms of this agreement. The Company received notification by AIC on July 9, 2003, and the 3-day cure period to which the Company was entitled under the terms of the settlement agreement has expired.  Since the cure period has expired, AIC may file a confessed judgment against the Company with the courts, which would require the Company to immediately pay all amounts due and owing under the settlement agreement, which as of the date of this report were approximately $240,000. As of the date of this report, AIC has not filed this confessed judgment and the Company is discussing with AIC the restructuring of the payment terms of this obligation.

Bowne Litigation

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it is entitled payment in the amount of $276,374, plus accrued interest, for past services rendered to the Company. The Company disputes the total amount Bowne claims the Company owes. The Company has recorded a liability of $276,374 relating to this claim as of December 31, 2002 and June 30, 2003.  The Company is in the process of attempting to negotiate a settlement to this claim.

8.     Subsequent Events

In July 2003, the Company amended its articles of incorporation to establish its Series C convertible preferred stock.  The newly established Series C convertible preferred stock has an issued price of $1,000 per share and has the following rights and privileges:

  no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series C convertible preferred stock, and (ii) any matters for which voting rights are provided under Florida law;

  shares of the Series C Stock shall rank on a parity with Summus’ Series A convertible preferred stock as to liquidation preference upon dissolution, liquidation or winding up the of Summus;

  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series C convertible preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus, Inc.; and

  the right to convert each share of Series C convertible preferred stock into shares of our common stock at any time, at the option of the Series C preferred stockholder, after nine (9) months from the date of its issuance. Each share of Series C preferred stock shall be convertible into 4,000 fully paid and nonassesable into shares of the Company’s common stock.

During July and August 2003, the Company sold 1,250 shares of its Series C preferred stock and issued warrants in connection with such sale to purchase 5.0 million shares of unregistered common stock with an exercise price of $0.75 per share for gross proceeds of $1,250,000.

Subsequent to June 30, 2003, the Company made cash payments totaling $278,663 towards accrued and unpaid salaries and related costs that were incurred as of June 30, 2003.  Subsequent to these payments, accrued unpaid salaries and related costs that were earned as of June 30, 2003 have been reduced from $922,696 to $644,033.

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

Instead of attempting to introduce a new platform and infrastructure immediately, Summus is pursuing focused “applications” and “activities,” that piece-by-piece are assembling the BlueFuel platform and the supporting environment.  The strategy incorporates the release and distribution of revenue-generating products, each building to the Company’s vision. By integrating the BlueFuel platform, the end-users are offered products and services, which optimize the individual mobile experience.As the BlueFuel platform evolves and products propagate, Summus will introduce a program for third-party developers using the BlueFuel platform that will further expand the portfolio of BlueFuel enabled mobile end-user services available.

Relationships with Content Providers and New Application Development

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

Our business development activities continue to expand with major content brands.  During the second quarter of 2003, Summus launched AP Photos, News & Sports, an application based on the breaking news, sports information and photographs from The Associated Press. The application is available through the Verizon Wireless, US Cellular and ALLTEL carrier networks. Summus also announced a relationship with Fuji Photo Film U.S.A. Inc. and launched "Get the Picture™" Mobile Service. The application was initially launched by AT&T Wireless and is available on seven different handsets. Summushas signed content partner agreements with CinemaSource (owner of Hollywood.com) for a movie information and entertainment content application, Unisys Corporation for a weather services product, and Wireless Developer Agency for high quality images to download as wallpaper to handsets. Summus has signed distribution agreements with MagusSoft of Beijing and ZIO Interactive of Korea, which give the Company the rights to distribute and market additional mobile game titles. Due to the time needed to develop, test and commercially deploy wireless applications subsequent to the execution of these content agreements, some of these applications are not yet commercially available.  As of the end of the second quarterly period ended June 30, 2003, Summus has 11 wireless applications that are being deployed by wireless carriers.

Subsequent to June 30, 2003, Summus has launched a number of high profile applications, including the Summus and ESPN application, X-Games Top Shots. Summus partnered with Agence France-Presse to promote a limited time offer to receive Tour de France breaking news and photographs through exego.  exego is our first BlueFuel based end-user application that we developed for management and exchange of information.  In addition, Summus partnered with C2 Pictures to distribute a ringtone and wallpaper application based on the motion picture Terminator®3: Rise of the Machines™.

Carrier Relationships and International Expansion

Currently, Summus has signed agreements with seven (7) wireless carriers in the U.S. (representing 91% of the U.S. wireless consumers) and an additional four (4) international carriers.  In July 2003, Summus signed an agreement and launched an application on the Sprint PCS Network, the largest all-digital, all-PCS nationwide wireless network in the United States. Commencing in the third quarter of 2003, Summus began generating revenue from “AP Photos, News & Sports” on the Sprint PCS network. Additional applications are being tested in field trials with Sprint, and we expect these applications to be launched shortly.

During the three-month period ended June 30, 2003, Summus signed a contract and launched the Snapfish Mobile™ application on O2’s Revolution wireless data service, a leading European wireless carrier network. Snapfish Mobile became the first photo sharing application on O2’s Revolution wireless data service. This agreement is a step towards Summus’ goal of international expansion, and it signifies Summus’ entry into a market that has embraced wireless technology. Subsequent to June 30, 2003, Summus’ international expansion goals have continued to be realized through agreements with three South American wireless carriers and two Canadian carriers.

Business Advancement, Awards and Recognition

During the second quarter of 2003, IDC, a division of International Data Group, a leading technology media, research, and event company, chose Summus as one of the "10 Emerging Wireless Players to Watch." IDC, one of the leading market research companies for the wireless market, is an independent and objective analyst firm and has created this non-solicited report after spending many hours interviewing and researching wireless companies. The study highlights 10 smaller companies that are helping to evolve the U.S. wireless market. IDC chose the companies in the report based on the increasing role they are playing in wireless content, multimedia, or voice market evolution. According to IDC, these companies are serving the needs of target markets by finding key market opportunities and are poised to play potentially larger roles in the wireless future.

Subsequent to the second quarter of 2003, QUALCOMM, developer of the Binary Runtime Environment for Wireless (BREW™) application platform, entered into an agreement with  Summus designating it  a BREW Global Publisher (BGP). BGPs are preferred BREW developers that are authorized to publish, market and distribute BREW-based applications in their territory from developers throughout the world.This agreement is expected to open new avenues for revenue growth. QUALCOMM is channeling international application developers to Summus who will help develop applications, prepare them for BREW certification, and distribute and market the applications in the U.S. market. In exchange, Summus will receive a portion of the revenue generated from the application.

In July 2003, QUALCOMM demonstrated the concept of BGPs at its BREW™ 2003 – Seoul Developers Conference in South Korea. Summus, based on an invitation from QUALCOMM,  gave a presentation to Korean developers on behalf of QUALCOMM, and provided attendees with information about the process of exporting their applications globally.

Wireless License Fees

During the three-month period ended June 30, 2003, the Company earned revenue totaling $247,201 from the sale and delivery of existing image software for use in wireless transmission, Windows-based applications.  The license of this existing software builds on an existing relationship that may offer an opportunity to deploy BlueFuel in the law enforcement and military communications market.  The Company intends to build this relationship and generate interest in BlueFuel for this customer.  There are several scenarios where a shift to a BlueFuel solution would improve the customers offering and fit well with the Company’s business focus.  There can be no assurance that the Company will generate additional revenue from wireless license fees in the future.

Non-cash settlements

During the six month period ended June 30, 2003, the Company executed four settlement agreements with creditors of the Company. Two settlement agreements were executed in the three-month period ended March 31, 2003 and two settlement agreements were executed during the three-month period ended June 30, 2003.  The detail of each of the settlement agreements has been provided in the Results of Operations, set forth below.

The aggregate values of these non-cash settlements totaling $333,950 and $1,339,290, have been recorded as reductions to the Company’s accounts payable and credits in the Company’s Statement of Operations for the three and six-month periods ended June 30, 2003.

Results of Operations

Three-Month Period Ended June 30, 2003 Compared to Three-Month Period Ended June 30, 2002

Revenues

Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $192,310 to $217,310 in the three-month period ended June 30, 2003, up 769.2% from $25,000 in the three-month period ended June 30, 2002. The increase in revenue from wireless applications and contracts resulted from the cumulative number of wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users.  During the three-month period ended June 30, 2003, seven wireless carriers in the United States and four international wireless carriers deployed at least one or a combination of the eleven wireless applications that have been completed by the Company.  Each of the applications deployed were developed following agreement with a content partner to provide access to their content, except the exego™ application, which was internally developed by Summus.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  Wireless application revenue reported by Summus is net of all third-party platform and/or carrier distribution fees, and any revenue Summus shares with its content partners.  Revenue from wireless applications and contracts during the three-month period ended June 30, 2002 resulted solely from a strategic partnership agreement related to the mobile and wireless markets.  Revenue under this agreement was recognized ratably over the year ended December 31, 2002.

Wireless License Fees.  Revenue earned from wireless license fees totaled $247,201 in the three-month period ended June 30, 2003. During this period, the Company had sold and delivered existing image software for use in wireless transmission applications. The licensing of this existing software provides Summus an opportunity to expand an existing customer relationship that may offer an opportunity to deploy BlueFuel in the law enforcement and military communications market. The Company intends to build this relationship and generate interest in BlueFuel for this customer.  Although the Company had previously developed this software, it had not been deployed as an opportunity to promote the Company’s BlueFuel platform prior to the three-month period ended June 30, 2002.

Contracts and License Fees. During the three-month period ended June 30, 2003, the Company did not generate any revenue from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments. Revenue earned during the three-month period ended June 30, 2002, represented fees earned from providing governmental contract services and the commercial licensing of it technology prior to the Company’s shift in its primary focus toward the development of solutions for the mobile and wireless markets.

Costs of Revenues

Wireless Applications and Contracts.  Costs of wireless applications and contracts were $112,740 during the three-month period ended June 30, 2003.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and content information provided by certain of our content providers for wireless applications which were deployed during the three-month period ended June 30, 2003. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. During the three-month period ended June 30, 2002, there were no costs of wireless applications and contracts because there were no specific, direct costs associated with the strategic partnership agreement related to the mobile and wireless markets.

Wireless License Fees.  There were no costs of revenues relating to wireless license fees during the three-month period ended June 30, 2003 since the license fee agreements consummated during this period related to technology that had been previously developed by the Company. During the three month period ended June 30, 2002, the Company did not generate any revenue or costs of revenue related to wireless license fees.

Contracts and License Fees. During the three-month period ended June 30, 2003, the Company did not generate any costs of revenues from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments. During the three-month period ended June 30, 2002, costs of contracts and license fess consisted primarily of salaries and other related costs of providing governmental contract services, as well any direct costs related to the sale, delivery and installation of its commercial software.

 Gross Profit

Wireless Applications and Contracts.  Gross profit resulting from the development and deployment of wireless applications totaled $104,570 or 48.1% of wireless applications and contracts revenue for the three-month period ended June 30, 2003.  The gross profit resulting from these activities is a result of deducting costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, from the related earned revenue.  Gross profit earned during the three-month period ended June 30, 2002 was $25,000, representing the pro-rata share of the revenue earned under the strategic partnership agreement related to the mobile and wireless markets.  There were no specific direct costs associated with this contract.

Wireless License Fees.    Gross profit resulting from wireless license fees totaled $247,201.  The Company did not incur any specific direct costs associated with the sale, delivery or installation of the software underlying the license agreements consummated during this period.  Additionally, the Company does not expect to incur any future obligations relating to these license fees. During the three month period ended June 30, 2002, the Company did not generate any revenue, costs of revenue or gross profit related to wireless license fees.

Contracts and License Fees.  During the three-month period ended June 30, 2003, the Company did not generate any gross profit from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments.  Gross profit resulting from governmental contract services and the commercial licensing of technology during the three-month period ended June 30, 2002 totaled $5,162 or 20.1% of contracts and license fee revenue. The gross profit from these activities resulted from deducting primarily salaries and other related costs from the related earned revenue, as well any direct costs related to the sale, delivery and installation of its commercial software.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three-month period ended June 30, 2003, were $1,134,532, compared to $1,653,199 for three-month period ended June 30, 2002. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs.  The reductions in these categories reflect continued cost reduction efforts implemented by management.

Non-Cash Compensation.  Non-cash compensation for the three-month period ended June 30, 2003 was $44,148 compared to $218,523 for the three-month period ended June 30, 2002.  Non-cash compensation for the three-month period ended June 30, 2003 reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

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

Research and Development.  Research and development expenses for the three-month period ended June 30, 2003, were $263,631 compared to $170,298 for the three-month period ended June 30, 2002. The increase in research and development expenses is a result of the increased number of new wireless applications the Company has contracted to develop. In order to minimize these expenses, the Company increased its utilization of software developers in Croatia.  Personnel costs in Croatia are lower than those in the United States.

Non-Cash Consulting Expense.  Non-cash consulting expense for the three-month period ended June 30, 2003, in the amount of $36,470 is attributable to: (1) the issuance of 81,869 shares of restricted common stock issued to consultants for services valued at $27,835; (2) 18,600 stock options granted to consultants for services valued at $6,572, such value was determined by using the Black-Scholes option-pricing model; and (3) $2,063, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

Non-cash consulting expense for the three months ended June 30, 2002, in the amount of $101,299 is attributable to:  (1) the issuance of 33,605 shares of restricted common stock and 74,250 options and warrants to purchase restricted common stock to consultants for services valued at $75,311; (2) $19,553 of amortization of deferred consulting expense relating to two stock options granted to two new members of the Company’s Advisory Board during the three month period ended March 31, 2002; and (3) $6,435, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

Interest Expense.  Interest expense for the three-month period ended June 30, 2003, was $14,222, compared to interest expense of $11,552 for the corresponding period of the prior year. Interest expense for the three-month periods related to interest costs associated with capital lease obligations and note payable agreements. The increase in net interest expense resulted from additional interest costs resulting from a new note payable agreement established in connection with a settlement agreement with a creditor, offset by lower interest costs associated with lower capital lease obligations.

Non-cash Settlements.  Non-cash settlements totaling $333,950, resulted from the settlement of unpaid amounts from two of the Company’s creditors during the three-month period ended June 30, 2003.  The first non-cash settlement was in connection a settlement of a civil law suit by Holland & Knight LLP (“H&K”), a creditor of the Company, seeking payment for prior legal services provided to the Company valued at $867,268.  Summus and H&K entered into an agreement on May 23, 2003 settling this litigation, whereby both parties agreed to the following terms.

  $217,268 of the total balance due was forgiven by H&K, resulting in a portion of the settlement gain of this transaction.

  $325,000 of the total balance due will be paid over a three-year period with monthly installments of $9,028, commencing on June 1, 2003.   The settlement agreement did not provide for an interest rate component pertaining to the three-year payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $242,926. The difference between the face value of $325,000 and the net present value of $242,926, totaling $87,074 was recorded as a portion of the settlement gain of $82,074 of this transaction.  The 20% rate of interest was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position.

  The remaining amount of the recorded liability due to H&K of $325,000 was satisfied through the issuance to H&K of 738,636 shares of the Company’s unregistered common stock, with registrations rights. The fair value of the 738,636 shares of unregistered common stock was estimated at $273,295, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 738,636 unregistered common shares and the recorded value of the liability of $325,000, totaling $51,705,  was recorded as a portion of the settlement gain of $51,705. The unregistered shares have since been registered, and H&K has contractually agreed to sell no more than 18,000 shares in any one (1) business day.

  Therefore, the aggregate settlement gain resulting from this transaction totaled $351,047.

  The settlement agreement also provided that if the Company raised $5.0 million or more in capital at one time, all remaining unpaid amounts owed under the $325,000 note agreement shall become immediately due and payable.  This note is unsecured, and upon default of the terms of the agreement, the unpaid balance shall become immediately due and payable and such amount shall include pre-judgment interest in the amount of 6% accruing as of April 3, 2002 and post- judgment interest at a rate to be determined.

On June 5, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider. Under the terms of the agreement, the Company issued 427,419 shares of its unregistered common stock, with registration rights, for full payment of $132,500 owed to the service provider. The fair value of the 427,419 shares of unregistered common stock was estimated at $149,597, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 427,419 unregistered common shares and the recorded value of the liability of $132,500 was recorded as a settlement loss of $17,097. The service provider has contractually agreed to sell no more than 5,000 shares in any one (1) business day.

Net Loss.  As a result of the factors discussed above, the net losses for the three-month periods ended June 30, 2003 and 2002 were $807,282 and $2,124,709, respectively.

Six-Month Period Ended June 30, 2003 Compared to Six-Month Period Ended June 30, 2002

Revenues

Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $297,530 to $347,530 in the six-month period ended June 30, 2003, up 595.1% from $50,000 in the six-month period ended June 30, 2002. The increase in revenue from wireless applications and contracts resulted from the cumulative number of wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users.  During the six-month period ended June 30, 2003, seven wireless carriers in the United States and four international wireless carriers deployed at least one or a combination of the eleven wireless applications that have been completed by the Company.  Each of the applications deployed were developed following agreement with a content partner to provide access to their content, except the exego™ application which was internally developed by Summus.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. Wireless application revenue reported by Summus is net of all third-party platform and/or carrier distribution fees, and any revenue Summus shares with its content partners.   Revenue from wireless applications and contracts during the six-month period ended June 30, 2002 resulted solely from a strategic partnership agreement related to the mobile and wireless markets.  Revenue under this agreement was recognized ratably over the year ended December 31, 2002.

Wireless License Fees. Revenue earned from wireless license fees totaled $247,201 in the six-month period ended June 30, 2003. During this period, the Company had sold and delivered existing image software for use in wireless transmission applications. The licensing of this existing software provides Summus an opportunity to expand an existing customer relationship that may offer an opportunity to deploy BlueFuel in the law enforcement and military communications market. The Company intends to build this relationship and generate interest in BlueFuel for this customer.  Although the Company had previously developed this software, it had not been deployed as an opportunity to promote the Company’s BlueFuel platform prior to the six-month period ended June 30, 2003.

Contracts and License Fees.  The Company did not generate any revenue from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments. Revenue earned during the six-month period ended June 30, 2002 was generated from providing governmental contract services and the commercial licensing of technology. The Company shifted its primary focus during the second quarter of 2002 from providing governmental contract services and the commercial licensing of it established technology to the development of solutions for the mobile and wireless markets.

Costs of Revenues

Wireless Applications and Contracts.  Costs of wireless applications and contracts were $228,119 during the six-month period ended June 30, 2003.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and content information provided by certain of our content providers for wireless applications which were deployed during the six-month period ended June 30, 2003. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. During the six-month period ended June 30, 2002, there were no costs of wireless applications and contracts because there were no specific, direct costs associated with the strategic partnership agreement related to the mobile and wireless markets.

Wireless License Fees.  There were no costs of revenues regarding wireless license fees during the six-month period ended June 30, 2003 since the license fee agreements consummated during this period related to technology that had been previously developed by the Company. During the six month period ended June 30, 2002, the Company did not generate any revenue or costs of revenue related to wireless license fees.

Contracts and License Fees.  During the six-month period ended June 30, 2003, the Company did not generate any costs of revenues from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments. During the six-month period ended June 30, 2002, costs of contracts and license fess consisted primarily of salaries and other related costs of providing governmental contract services, as well any direct costs related to the sale, delivery and installation of its commercial software.

Gross Profit

Wireless Applications and Contracts.  Gross profit resulting from the development and deployment of wireless applications totaled $119,411 or 34.4% of wireless applications and contracts revenue for the six-month period ended June 30, 2003.  The gross profit resulting from these activities is a result of deducting costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, from the related earned revenue.  Gross profit earned during the six-month period ended June 30, 2002 was $50,000, representing the pro-rata share of the revenue earned under the strategic partnership agreement related to the mobile and wireless markets.  There were no specific direct costs associated with this contract.

Wireless License Fees.    Gross profit resulting from wireless license fees totaled $247,201.  The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the six-month period ended June 30, 2003.  Additionally, the Company does not expect to incur any future obligations relating to these license fees. During the six month period ended June 30, 2002, the Company did not generate any revenue, costs of revenue or gross profit related to wireless license fees.

Contracts and License Fees.  During the six-month period ended June 30, 2003, the Company did not generate any revenue, costs of revenues, or gross profit from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments. Gross profit resulting from governmental contract services and the commercial licensing of technology during the six-month period ended June 30, 2002 totaled $144,134 or 63% of contracts and license fee revenue. The gross profit from these activities resulted from deducting primarily salaries and other related costs from the related earned revenue.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the six-month period ended June 30, 2003, were $2,490,694, compared to $3,540,827 for six-month period ended June 30, 2002. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs.  The reductions in these categories reflect continued cost reduction efforts implemented by management.

Non-Cash Compensation.  Non-cash compensation for the six-month period ended June 30, 2003 was $88,294 compared to $275,708 for the six-month period ended June 30, 2002.  Non-cash compensation for the six-month period ended June 30, 2003 reflects the amortization for six months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

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

Research and Development.  Research and development expenses for the six-month period ended June 30, 2003, were $528,971 compared to $315,842 for the six-month period ended June 30, 2002. The increase in research and development expenses is a result of two factors.  First, the increased number of new wireless applications the Company has contracted to develop. In order to minimize these expenses, the Company increased its utilization of software developers in Croatia.  Personnel costs in Croatia are lower than those in the United States.  Second, the increase of the research and development costs in the current period as compared to the prior period resulted from a reallocation of employees who previously worked on governmental contracts.  During the second half of the six month period ended June 30, 2002, there were no governmental contracts in process and accordingly, all employees who were previously assigned to work on such contracts were assigned to work on research and development activities in the mobile and wireless sector.

Non-Cash Consulting Expense.  Non-cash consulting expense for the six-month period ended June 30, 2003, in the amount of $94,706 is attributable to: (1) the issuance of 219,266 shares of restricted common stock issued to consultants for services valued at $68,563; (2) 41,700 stock options granted to consultants for services valued at $9,080, such value was determined by using the Black-Scholes option-pricing model; (3) the $15,000 of amortization of a deferred expense recorded in 2002 relating to the issuance of 55,555 shares of restricted common stock, valued at $22,500, for consulting services to be rendered over a 4.5 month period; and (4) $2,063, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

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

Interest Expense.  Interest expense for the six-month period ended June 30, 2003, was $24,411, compared to interest expense of $29,260 for the corresponding period of the prior year. Interest expense for each of the six-month periods related to interest costs associated with capital lease obligations and note payable agreements. The decrease in net interest expense resulted from lower interest costs associated with lower capital lease obligations, offset by additional interest costs resulting from a new note payable agreement established in connection with a settlement agreement with a creditor.

Non-cash Settlements.  Non-cash settlements totaling $1,339,290, during the six-month period ended June 30, 2003, is comprised of settlements with four creditors of the Company noted below.

On February 21, 2003, the Company signed and executed a mutual release of all claims with a former law firm that had provided legal services to the Company.  Under the terms of this agreement, both parties agreed to a mutual release of any and all claims between the parties, as well as a cancellation of the unpaid fees owed by the Company to the law firm, totaling $886,557.  The Company did not issue any cash or equity securities or enter into any other obligations in connection with this release.  The settlement gain resulting from this transaction was $886,557.

On June 7, 2002, AT&T filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled payment in the amount of $238,783 for telephone calls and services rendered to the Company.  In March 2003, the Company and AT&T settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to AT&T to $120,000 and this reduced amount be repaid over an 18 month period commencing in March 2003.  The settlement gain resulting from this transaction was $118,783.

On February 27, 2003, Holland & Knight LLP (“H&K”) filed a civil lawsuit in the Superior Court for the District of Columbia against Summus.  In this suit, H&K claims that it was entitled to $867,268, plus interest, for services rendered to Summus.  Summus and H&K entered into an agreement on May 23, 2003 settling this litigation, whereby both parties agreed to the following terms.

  $217,268 of the total balance due was forgiven by H&K, resulting in a portion of the settlement gain of this transaction.

  $325,000 of the total balance due will be paid over a three-year period with monthly installments of $9,028, commencing on June 1, 2003.   The settlement agreement did not provide for an interest rate component pertaining to the three-year payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $242,926. The difference between the face value of $325,000 and the net present value of $242,926, totaling $82,074,  was recorded as a portion of the settlement gain of $82,074.  The 20% rate of return was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position.

  The remaining amount of the recorded liability due to H&K of $325,000 was satisfied through the issuance to H&K of 738,636 shares of the Company’s unregistered common stock, with registrations rights. The fair value of the 738,636 shares of unregistered common stock was estimated at $273,295, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 738,636 unregistered common shares and the recorded value of the liability of $325,000, totaling, $51,705, was recorded as a portion of the settlement gain of $51,705. The unregistered shares have since been registered, and H&K has contractually agreed to sell no more than 18,000 shares in any one (1) business day.

  Therefore, the aggregate settlement gain resulting from this transaction totaled $351,047.

  The settlement agreement also provided that if the Company raised $5.0 million or more in capital at one time, all remaining unpaid amounts owed under the $325,000 note agreement shall become immediately due and payable.  This note is unsecured, and upon default of the terms of the agreement, the unpaid balance shall become immediately due and payable and such amount shall include pre-judgment interest in the amount of 6% accruing as of April 3, 2002 and post- judgment interest at a rate to be determined.

On June 5, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider. Under the terms of the agreement, the Company issued 427,419 shares of its unregistered common stock, with registration rights, for full payment of $132,500 owed to the service provider. The fair value of the 427,419 shares of unregistered common stock was estimated at $149,597, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 427,419 unregistered common shares and the recorded value of the liability of $132,500 was recorded as a settlement loss of $17,097. The service provider has contractually agreed to sell no more than 5,000 shares in any one (1) business day.

The aggregate value of these non-cash settlements totaling $1,339,290, has been recorded as a reduction to the Company’s accounts payable and a credit in the Company’s Statement of Operations for the six-month period ended June 30, 2003.

Net Loss.  As a result of the factors discussed above, the net losses for the six-month period ended June 30, 2003 and 2002 were $1,521,204 and $4,685,521, respectively.

Liquidity and Capital Resources

As of June 30, 2003 we had a bank overdraft of $25,256, negative working capital of approximately $3.0 million, and approximately $3.4 million in current liabilities.  During the three-month period ended June 30, 2003, we funded our operations primarily through: (1) the sale of 123,382 shares of our unregistered common stock along with the repricing of warrants to purchase 33,334 shares of the unregistered common stock to individual accredited investors for gross proceeds of $44,834; and (2) the issuance of 2,286,450 shares of unregistered common stock to accredited investors upon the exercise of warrants for gross proceeds of $650,169.  For each warrant that was exercised, the warrant holders were permitted to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately. The initial exercise price of the warrants ranged from between $0.60 and $4.63. The repriced exercise prices ranged between $0.25 and $0.34.  While our net cash used in operations continues to decrease, we anticipate that we will continue to utilize our equity securities as the primary source of our liquidity until we obtain funding from institutional sources and generate positive cash flow from operations.  We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership. Our continuation as a going concern depends on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.  In light of our financial condition and operating losses, our auditors have included in their report on our audited consolidated financial statements for the fiscal year ended December 31, 2002, an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

As of the date of this filing, we have not paid five of our regularly scheduled bi-monthly payrolls to certain executives of our management team, totaling $95,000.  Two (2) of the regularly scheduled bi-monthly payrolls in 2002 and one (1) regularly scheduled bi-monthly payroll in 2003 to the remaining employees of Summus, totaling $263,473 have not been paid.  In addition, we owe consultants $137,000 for services provided to Summus through June 30, 2003.  As of the date of this filing, these amounts remain unpaid and are recorded as accrued liabilities in the period they were incurred.  Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options have an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Four of the Company’s executives participated in this arrangement during the three and six-month periods ended June 30, 2003, at reduced salary levels ranging between 25% and 35% of their respective annual compensation. During the three and six-month periods ended June 30, 2003, the Company issued 151,984 and 277,773 fully vested stock options with exercise prices ranging between $0.32 and $0.51 per share under this plan.

Through the end of our fiscal year ended December 31, 2002, we had entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.  As of the date of this filing, we have been able to make all of the required payments established under settlement agreements previously arranged with certain vendors.  We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances.  Additionally, as of June 30, 2003, we had approximately $3.4 million in current liabilities, of which $1.8 million were greater than 90 days old.

As of the date of this quarterly report, we are a party to one unsettled lawsuit, whereby the claimant has sued us for non-payment of services provided to the Company.  The aggregate value of this claim is $276,374 (which has been accrued), plus interest.  Summus has filed an answer to this claim and is in the process of negotiating a settlement with the creditor.

Summus entered into a settlement agreement dated August 7, 2001, with Analysts International Corporation ("AIC"), which provided us with computer programming services during 1999-2000.  Under the terms of the settlement agreement, we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness is paid in full.  We have not made any payments under this settlement agreement since September 30, 2002, and therefore we are in default under the terms of this settlement agreement. The Company received notification by AIC on July 9, 2003, and the 3-day cure period to which the Company was entitled under the terms of the settlement agreement have expired.  Since the cure period has expired, AIC may file a confessed judgment against the Company with the courts, which would require the Company to immediately pay all amounts due and owing under the settlement agreement, which as of the date of this report were approximately $240,000.  As of the date of this report, AIC has not filed this confessed judgment, and the Company is discussing with AIC the restructuring of the payment terms of this obligation.

The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that it will require approximately $8.0 to $10 million in working capital within the next 12 months to complete the domestic rollout of our operations, as well as the expansion of our operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America. We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership.

Additionally, during the month of July 2003, the Company amended its articles of incorporation to establish it Series C convertible preferred stock.  This newly established series of preferred stock has an issued price of $1,000 per share, and has the following rights and privileges:

  no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series C convertible preferred stock, and (ii) any matters for which voting rights are provided under Florida law;

  shares of the Series C Stock shall rank on a parity with Summus’ Series A convertible preferred stock as to liquidation preference upon dissolution, liquidation or winding up the of Summus;

  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series C convertible preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus, Inc. and the right to convert each share of Series C convertible preferred stock into shares of our common stock at any time, at the option of the Series C preferred stockholder, after nine (9) months from the date of its issuance. Each share of Series C preferred stock shall be convertible into 4,000 fully paid and nonassesable shares of the Company’s common stock.

During July and August 2003, the Company sold 1,250 shares of its Series C preferred stock and issued warrants in connection with such sale to purchase 5.0 million shares of unregistered common stock with an exercise price of $0.75 per share for gross proceeds of $1,250,000.

Cash Flow used in Operating Activities.  Net cash used in operating activities was $2,102,314 in the six-month period ended June 30, 2003, compared to $4,284,395 in the corresponding period of the prior year. The decrease in net cash used in operating activities was primarily due to the reduction in the net loss for the current period as compared to the prior period and less cash payments on accounts payable and accrued liabilities in the current period as compared to the prior period.

Cash Flow from Investing Activities.  No cash was used in investing activities in the six-month period ended June 30, 2003.  Net cash used in investing activities was $22,558 in the six-month period ended June 30, 2002, representing the purchase of computer equipment.

Cash Flow from Financing Activities.  Net cash provided by financing activities was $2,051,068 in the six-month period ended June 30, 2003 compared to net cash provided by financing activities of $4,408,833 in the corresponding period of the prior year. Net cash provided by financing activities in the six-month period ended June 30, 2003 related to:

  the sale of 2,703,903 shares of unregistered common stock, along with warrants to purchase an additional 316,000 shares of common stock, and the repricing and simultaneous exercise of  4,242,261 previously issued warrants. These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the traded value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice 2 warrants for every share purchased. The other form allowed warrant holders to reduce the exercise price of previously issued warrants if the holder exercised those repriced warrants immediately. The original exercise prices of the repriced warrants ranged between $0.60 and $5.25, per share.  The repriced exercise prices ranged between $0.25 and $1.69, per share.  Total cash proceeds from the sale of the shares, new warrants and the exercise of repriced existing warrants were $1,326,607;

  the issuance of 2,776,975 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share.  Of the 2,776,975 exercised warrants, 2,767,075 were exercised in connection with these repricing of the exercise price of the warrants as described in the previous paragraph.  The initial exercise prices of the warrants ranged between $0.60 and $5.25. The repriced exercise prices ranged between $0.25 and $1.69. The exercise of these warrants generated gross proceeds of $779,355 and;

  cash was used for $54,894 in principal payments on capital lease obligations.

Net cash provided by financing activities in the six-month period ended June 30, 2002 related to:

  the sale of 3,582,851 shares of the Company's common stock, along with warrants to purchase an additional 7,185,136 shares of common stock, at exercises prices ranging from $0.80 to $2.80  per share (all such securities being "restricted securities" as defined in Rule 144) to accredited investors, generating aggregate proceeds of $4,567,893.

  $22,750 consisting of $12,750 in proceeds from the exercise of stock options and $10,000 in cash collections on a stock subscription receivable.

  cash was used for $181,810 in principal payments on capital lease obligations and note payable agreements.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146, which superseded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.   The adoption of SFAS 146 had no impact on the Company’s result’s of operations, financial position or cash flows.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires companies to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee.  The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company does not expect the adoption of FIN 45 to have a material impact on the Company’s results of operations, financial position or cash flows.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the beneficiary in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company was required to adopt the provisions of FIN 46 effective July 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This Statement changes the accounting for certain financial instruments, which under previous guidance could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods beginning after December 15, 2003. The Company has not issued any equity securities of this type since May 31, 2003 and is currently evaluating the impact of adoption of SFAS 150 on its financial position and results operations.

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

Valuation of Equity Instruments

We have utilized our equity securities, including unregistered common stock and options/warrants to purchase unregistered common stock, pay for services and to settle obligations owed to or claimed by creditors. The issuance of equity instruments as payment for services rendered to Summus results in the recording of non-cash compensation or consulting expense as the services are performed.  We utilize the Black-Scholes option-pricing model to determine the value of options or warrants issued as payment for services.  Underlying the Black-Scholes option-pricing model are several assumptions that are evaluated by management and include: (1) a dividend yield; (2) a common stock volatility factor; (3) the risk-free interest rate; and (4) the expected life of the option or warrant. Management evaluates each of these assumptions on a periodic basis in order to determine the value of the equity instruments used as payment for services as well as to record the associated expense.  As conditions change, our evaluation of the assumptions underlying the Black-Scholes option-pricing model may change resulting in differing values of equity instruments issued for services between reporting periods.

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

Wireless License Fees

We recognizerevenue from licensee fees for wireless software applications in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

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

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

                On February 27, 2003, Holland & Knight LLP (“H&K”) filed a civil lawsuit in the Superior Court for the District of Columbia against Summus.  In this suit, H&K claims that it was entitled to $867,268, plus interest, for services rendered to Summus.  Summus and H&K entered into an agreement on May 23, 2003 settling this litigation, whereby both parties agreed to the following terms.

  $217,268 of the total balance due was forgiven by H&K, resulting in a portion of the settlement gain of this transaction.

  $325,000 of the total balance due will be paid over a three-year period with monthly installments of $9,028, commencing on June 1, 2003.   The settlement agreement did not provide for an interest rate component pertaining to the three-year payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $242,926. The difference between the face value of $325,000 and the net present value of $242,926, totaling $82,074 was recorded as a portion of the settlement gain. The 20% rate of interest was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position.

  The remaining amount of the recorded liability due to H&K of $325,000 was satisfied through the issuance to H&K of 738,636 shares of the Company’s unregistered common stock, with registrations rights. The fair value of the 738,636 shares of unregistered common stock was estimated at $273,295, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 738,636 unregistered common shares and the recorded value of the liability of $325,000, totaling $51,705, was recorded as a portion of the settlement gain.. The unregistered shares have since been registered, and H&K has contractually agreed to sell no more than 18,000 shares in any one (1) business day.

    Therefore, the aggregate settlement gain resulting from this transaction totaled $351,047.

The settlement agreement also provided that if the Company raised $5.0 million or more in capital at one time, all remaining unpaid amounts owed under the $325,000 note agreement shall become immediately due and payable.  This note is unsecured, and upon default of the terms of the agreement, the unpaid balance shall become immediately due and payable and such amount shall include pre-judgment interest in the amount of 6% accruing as of April 3, 2002 and post- judgment interest at a rate to be determined.

Item 2.  Changes in Securities and Use of Proceeds

During the three-month period ended June 30, 2003, the Company issued an aggregate of 4,541,822 shares of its common stock to 34 persons and entities. These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

Stock Issuances for Cash

From April 1, 2003 to June 30, 2003, the Company issued an aggregate of 94,958 shares of unregistered common stock to 2 accredited investors (both of whom were unaffiliated with the Company), for aggregate proceeds of $36,500.  Also, during the period from April 1, 2003 to June 30, 2003 the Company issued 16,668 shares of unregistered common stock to 1 accredited investor (who is unaffiliated with the Company) and repriced 33,334 previously issued warrants with an original exercise price of $1.00 to a repriced exercise price of $0.25 for consideration of $8,334. The shares were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name of Purchaser	Number of Shares
Edwin Riebel	73,529
Louise Bedard	21,429
Joseph Murray	16,668

Stock Issuances Upon Exercise of Warrants for Cash

From April 1, 2003 to June 30, 2003, the Company issued an aggregate of 2,286,450 shares of unregistered common stock to 20 accredited investors (all of whom were unaffiliated with the Company) upon the exercise of warrants for gross proceeds of $650,169. In each instance, the warrant holders were permitted to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately. The initial exercise prices of the warrants ranged between $0.60 and $4.63. The repriced exercise prices ranging between $0.25 and $0.34.  In connection with these capital raising activities, we paid cash commissions of $6,467 to a consultant.

Name of Purchaser	Number of Shares
Frahm Family Trust	250,000
Don Hammett	200,000
Joseph Leho	260,000
Belvin Smith	360,000
Craig Friesinger	33,334
Keith Kaat	55,000
Michael Spickhard	36,000
Kim Quy Do	113,830
Douglas Barton	150,000
James Andrews	10,000
E.P. Cassee	4,000
Gary McKeel	280,000
C.E.Bryant	280,000
Richard Singer	40,000
Russel Vick	14,286
C.W. McDonald	100,000
Jesse Stafford	20,000
Michael Johns	20,000
Randolph Straughan	30,000
Gomar Vijverman	30,000

Stock Issuances Underlying Convertible Securities

In May 2003, a holder of Series A preferred stock converted 250 shares of Series A preferred stock into 17,557 shares of Summus, Inc. common stock.

Stock Issuances for Services

In May 2003, Summus issued 8,340 shares of restricted common stock to TerraNova Capital Partners in connection with a consulting agreement.

In June 2003, Summus issued 73,529 shares of restricted common stock to The InvestLinc Group in connection with a consulting agreement.

During the three-month period ended June 30, 2003, Summus issued shares of its unregistered common stock to the entities listed below as payment on outstanding vendors balances.

Vendor	Shares Issued	Liability Settled
Dresner Corporate Services	105,000	$37,780
Holland & Knight LLP	738,636	$325,000
Pennie & Edmonds LLP	337,653	$128,308
Manas, D.O.O.	427,419	$132,500
Pam Myers	7,500	$2,850
Kare/Fowler, Inc.	44,920	$15,722
Kenneth Marks	34,286	$12,000
Strategic Technologies, Inc	348,906	$104,672

In June 2003, Summus issued 333,333 warrants to Mr. Donald T. Locke, a consultant who acts in the capacity of the general counsel to Summus, as payment of $200,000 of fees owed to Mr. Locke.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:
		3.1	Amended and Restated Articles of Incorporation, filed February 28, 2000
		3.2	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000
		3.3	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 3, 2000
		3.4	Amendment to Amended and Restated Articles of Incorporation , filed February 27, 2002, changing our name to Summus, Inc. (USA)
		3.5	Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares
		3.6	Articles of Amendment of Summus, Inc. (USA) for Series C Convertible Preferred Stock, dated June 16, 2003
		31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Bjorn D. Jawerth, Chief Executive Officer
		31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert S. Lowrey, Chief Financial Officer
		32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Bjorn D. Jawerth, Chief Executive Officer
		32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert S. Lowrey, Chief Financial Officer

(b)	Reports on Form 8-K: None

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	SUMMUS, INC. (USA) By: /s/ BJORN D. JAWERTH Björn D. Jawerth Chief Executive Officer

Date: August 14, 2003	By: /s/ ROBERT S. LOWREY Robert S. Lowrey Chief Financial Officer