Form 10-Q
period 2003-09-30
SUMMUS INC USA
filed 2003-11-13
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

_______________

Commission File Number: 0-29625

_______________

Summus, Inc. (USA)
(Exact Name of Registrant as Specified in its Charter)

Florida	7370, 5045	65-0185306
(State or other jurisdiction of	(Primary Standard	(I.R.S. Employer
incorporation or organization)	Industrial Classification Codes)	Identification No.)

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
          Yes  ☐ No  ☑

          As of October 31, 2003, the registrant had 63,691,227 shares of its Common Stock, par value $.001 per share, issued and outstanding.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I.
FINANCIAL INFORMATION

Item 1.       Financial Statements

SUMMUS, INC. (USA)
CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$387,112	$25,990
Accounts receivable	312,427	74,261
Prepaids and other current assets	71,797	70,000
Total current assets	771,336	170,251
Equipment, software and furniture, net	284,696	496,733
Other assets	36,291	34,190
Total assets	$1,092,323	$701,174
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable and accrued expenses	$1,779,662	$4,186,610
Accrued salaries and related costs	918,161	564,260
Preferred stock dividends payable	188,023	46,878
Deferred revenue	-	7,285
Notes payable, current portion	276,841	269,588
Capital lease obligations, current portion	17,296	77,690
Total current liabilities	3,179,983	5,152,311

Notes payable, less current portion	264,797	12,917

Shareholders’ deficit:
Preferred stock, Series A, $.01 par value; authorized 10,000 shares, 2,078 and 2,328 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (liquidation preference of $1,000 per share)	2,078,312	2,328,312
Preferred stock, Series C, $1,000 stated value; authorized 3,000 shares, 1,250 shares issued and outstanding at September 30, 2003 (liquidation preference of $1,000 per share)	145,991	-
Preferred stock, Series D, $1,000 stated value; authorized 4,000 shares, 650 shares issued and outstanding at September 30, 2003 (liquidation preference of $1,000 per share)	433,333	-
Common stock, $.001 par value; authorized 100,000,000 shares, 62,976,959 and 54,919,276 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	62,977	54,919
Additional paid-in capital	41,998,648	36,669,211
Deferred compensation	(94,690)	(227,132)
Accumulated deficit	(46,749,409)	(43,061,745)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)
Total shareholders’ deficit	(2,352,457)	(4,464,054)
Total liabilities and shareholders’ deficit	$1,092,323	$701,174

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	September 30, 2003	September 30, 2002

Revenues:
Wireless applications and contracts	$182,391	$36,435
Wireless license fees	1,000	–
Total revenues	183,391	36,435
Cost of revenues:
Wireless applications and contracts	109,633	52,261
Wireless license fees	–	–
Total cost of revenues	109,633	52,261
Gross profit	73,758	(15,826)

Selling, general and administrative expenses	1,232,317	1,547,452
Non-cash compensation	44,148	44,146
Research and development	280,236	152,819
Non-cash consulting expense	5,454	79,143
Interest expense, net	27,334	429,926
Non-cash settlements	(69,741)	–
Net loss	$(1,445,990)	$(2,269,312)

Net loss applicable to common shareholders:
Net loss	$(1,445,990)	$(2,269,312)
Beneficial conversion feature of preferred stock	(579,324)	–
Preferred stock dividends	(47,952)	(45,952)
Net loss applicable to common shareholders	$(2,073,266)	$(2,315,264)

Per share amounts (basic and diluted)	$(0.03)	$(0.05)

Weighted average shares of common stock outstanding	62,681,297	49,196,685

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine-Month Period Ended
	September 30, 2003	September 30, 2002

Revenues:
Wireless applications and contracts	$529,921	$86,435
Wireless license fees	248,201	–
Contracts and license fees	–	228,568
Total revenues	778,122	315,003
Cost of revenues:
Wireless applications and contracts	337,752	52,261
Wireless license fees	–	–
Contracts and license fees	–	84,434
Total cost of revenues	337,752	136,695
Gross profit	440,370	178,308

Selling, general and administrative expenses	3,712,981	5,088,280
Non-cash compensation	132,442	319,854
Research and development	809,207	468,661
Non-cash consulting expense	110,192	797,161
Interest expense, net	51,775	459,186
Non-cash settlements	(1,409,031)	–
Net loss	$(2,967,196)	$(6,954,834)

Net loss applicable to common shareholders:
Net loss	$(2,967,196)	$(6,954,834)
Beneficial conversion feature of preferred stock	(579,324)	–
Preferred stock dividends	(141,144)	(136,162)
Net loss applicable to common shareholders	$(3,687,664)	$(7,090,996)

Per share amounts (basic and diluted)	$(0.06)	$(0.16)

Weighted average shares of common stock outstanding	59,862,164	45,066,489

The accompanying notes constitute an integral part of these consolidated financial statements.

  SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

	Preferred Stock						Common Stock
	Series A		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	2,328	$2,328,312	–	$ –	–	$ –	54,919,276	$ 54,919
Common stock and warrants sold for cash	–	–	–	–	–	–	2,703,903	2,704
Series C and D preferred stock sold for cash	–	–	1,250	1,250,000	650	650,000	–	–
Recognition and accretion of beneficial conversion feature of Series C and D preferred stock	–	–	–	(479,576)	–	–	–	–
Value of Series C and D warrants	–	–	–	(624,433)	–	(216,667)	–	–
Common stock and options issued for services	–	–	–	–	–	–	219,266	219
Preferred stock dividends	–	–	–	–	–	–	–	–
Common stock and warrants issued in settlement of vendor liabilities	–	–	–	–	–	–	878,265	878
Common stock issued in non-cash settlements	–	–	–	–	–	–	1,461,717	1,462
Amortization of deferred compensation	–	–	–	–	–	–	–	–
Conversion of Series A preferred stock	(250)	(250,000)	–	–	–	–	17,557	18
Warrant exercises	–	–	–	–	–	–	2,776,975	2,777
Net loss for the period	–	–	–	–	–	–	–	–
Balance September 30, 2003 (Unaudited)	2,078	$2,078,312	1,250	$145,991	650	$ 433,333	62,976,959	$ 62,977

CONTINUED ON NEXT PAGE

Consolidated Statement of Shareholder's Deficit (continued)

	Additional				Total
	Paid-in	Deferred	Accumulated	Treasury	Shareholders'
	Capital	Comp	Deficit	Stock	Deficit
Balance at December 31, 2002	$ 36,669,211	$ (227,132)	$(43,061,745)	$ (227,619)	$ (4,464,054)
Common stock and warrants sold for cash	1,323,903	–	–	–	1,326,607
Series C and D preferred stock sold for cash	(35,263)	–	–	–	1,864,737
Recognition and accretion of beneficial conversion feature of Series C and D preferred stock	1,058,900	–	(579,324)	–	–
Value of Series C and D warrants	841,100	–	–	–	–
Common stock and options issued for services	97,742	–	–	–	97,961
Preferred stock dividends	–	–	(141,144)	–	(141,144)
Common stock and warrants issued in settlement of vendor liabilities	500,453	–	–	–	501,331
Common stock issued in non-cash settlements	516,042	–	–	–	517,504
Amortization of deferred compensation	–	132,442	–	–	132,442
Conversion of Series A preferred stock	249,982	–	–	–	–
Warrant exercises	776,578	–	–	–	779,355
Net loss for the period	–	–	(2,967,196)	–	(2,967,196)
Balance September 30, 2003 (Unaudited)	$ 41,998,648	$(94,690)	$(46,749,409)	$(227,619)	$ (2,352,457)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-Month Period Ended
	September 30, 2003	September 30, 2002
Operating activities
Net loss	$(2,967,196)	$(6,954,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	132,442	319,854
Non-cash settlements	(1,409,031)	—
Common stock and options issued for services	110,192	797,161
Loss on disposal of fixed assets	12,671	—
Depreciation	211,087	287,229
Convertible debt, non-cash interest	—	390,250
Changes in operating assets and liabilities:
Accounts receivable	(238,166)	64,589
Other assets	(3,898)	(58,704)
Accounts payable and accrued expenses	293,561	(697,817)
Accrued salaries and related costs	353,901	78,352
Deferred revenue	(7,285)	25,000
Net cash used in operations	(3,511,722)	(5,748,920)
Investing activities
Purchases of computer equipment	(11,721)	(38,886)
Net cash used in investing activities	(11,721)	(38,886)
Financing activities
Proceeds from sale of common stock and warrants	1,326,607	5,779,231
Proceeds from issuance of convertible preferred stock	1,864,737	500,000
Proceeds from exercise of warrants	779,355	—
Principal payments on capital lease obligations and notes	(86,134)	(208,439)
Net cash provided by financing activities	3,884,565	6,070,792
Net increase in cash	361,122	282,986
Cash at beginning of period	25,990	115,972
Cash at end of period	$387,112	$398,958
Supplemental disclosures of cash flow information
Cash paid for interest	$16,705	$15,880

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

                        The Company has completed development of and has launched sixteen (16) wireless applications. Nine (9) wireless carriers in the United States and six (6) international wireless carriers currently deploy at least one or a combination of the sixteen (16) wireless applications that have been completed by the Company. It launched its first wireless application during the second quarter of 2002. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences. The Company earns revenue, which is net of all third-party platform and/or wireless carriers distribution fees, from the deployment of these applications in three methods:

  Revenue earned from an application is shared with content providers in accordance with content provider agreements;
  Revenue earned from an application is retained by the Company and the Company pays the content provider a fixed monthly fee for the rights for its content; and
  The Company retains all of the revenue earned on applications it develops internally, without content partners.

                        The majority of the applications completed and deployed by the Company, as well as planned future applications, have been developed by the Company through a process that involves securing agreements with content providers and carriers, and developing and launching the applications. The Company outsources the infrastructure needed to host and deliver the transactions for its application end-users.

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

Basis of Presentation

                        The condensed consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003; the results of operations for the three and nine-month periods ended September 30, 2003 and 2002; shareholders' deficit as of September 30, 2003; and cash flows for the nine-month periods ended September 30, 2003 and 2002.

                        The accompanying unaudited condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on March 31, 2003, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. The Form 10-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

                        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2003, the Company has incurred a net loss for the quarter of approximately $1,445,990, has experienced negative cash flows from operations, and has a significant deficiency in working capital at September 30, 2003. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from third parties. Management expects to be able to attract additional capital to continue to fund and expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.          Summary of Significant Accounting Policies (continued)

Revenue Recognition and Related Costs

                      Wireless applications and contracts

                      Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile and wireless markets.  Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  Wireless application revenue reported by Summus is net of all third-party platform and/or carrier distribution fees, and any revenue Summus shares with its content partners.  The Company’s accounts receivable balance includes amounts earned by Summus, as well as amounts to be collected on behalf of its content partners.  The Company’s accounts payable balance includes amounts payable to its content partners based on negotiated contract terms.

                        Costs associated with the sale and delivery of wireless applications primarily consist of third party hosting fees and content information provided by certain content providers. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

                        There were no costs related to the wireless license fee revenue generated during the nine months ended September 30, 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Stock-Based Compensation

                        The Company has stock-based compensation plans for employees, consultants and directors.  The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations.  For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the consolidated statement of operations.  Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant.  Such costs are recognized ratably over the vesting period.  The Company recorded non-cash compensation related to the amortization of deferred compensation arising from stock options granted in prior periods with exercise prices below the fair market value of the underlying stock on the date of grant, subject to vesting totaling $132,442 and $319,854, for the nine-month periods ended September 30, 2003 and 2002, respectively and $44,148 and $44,146, for the three-month periods ended September 30, 2003 and 2002, respectively.

                        The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine-month periods ended September 30, 2003 and 2002: dividend yield of 0%; volatility of 1.379 and 1.789, respectively; risk-free interest rate of 2.75% and 4.50%, respectively, and expected option lives of 5 years.

2.          Summary of Significant Accounting Policies (continued)

	Three-Month Period Ended September 30 (Unaudited)		Nine-Month Period Ended September 30 (Unaudited)
	2003	2002	2003	2002
Net loss applicable to common shareholders	$(2,073,266)	$(2,315,264)	$(3,687,664)	$(7,090,996)

Non-cash compensation charges included in net loss	44,148	44,146	132,442	319,854
Stock-based employee compensation cost that would have been included in net loss under the fair value method	(71,765)	(102,936)	(242,203)	(1,200,795)

Adjusted net loss applicable to common shareholders	$(2,100,883)	$(2,374,054)	$(3,797,425)	$(7,971,937)

Basic and diluted loss per share:
Reported net loss applicable to common shareholders	$(0.03)	$(0.05)	$(0.06)	$(0.16)
Non-cash compensation charges included in net loss	0.00	0.00	0.00	0.01
Stock-based employee compensation cost that would have been included in net loss under the fair value method	$(0.00)	(0.00)	$(0.00)	(0.03)

Adjusted basic and diluted loss per share applicable to common shareholders	$(0.03)	$(0.05)	$(0.06)	$(0.18)

                        The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123 at the time the services are performed. Non-cash consulting expense related to such stock based compensation for the three -month periods ended September 30, 2003 and 2002 was $5,454 and $79,143, respectively.

Loss Per Share

                        Loss per share has been calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share was computed by dividing the net loss applicable to common shareholders for each period presented by the weighted average number of shares of common stock outstanding for such period, as adjusted for the recapitalization. Although the Company has potential common stock equivalents related to its outstanding stock options, warrants and preferred stock, these potential common stock equivalents were not included in diluted loss per share for each period presented because the effect would have been antidilutive.

New Accounting Pronouncements

                        In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003.  The adoption of SFAS 143 had no impact on the Company’s results of operations, financial position or cash flows.

2.          Summary of Significant Accounting Policies (continued)

                        In April 2002, the FASB issued Statement of Financial Accounting Standards 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  SFAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB 30.  SFAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  SFAS 145 is effective for all fiscal years beginning after May 15, 2002 and was adopted by the Company on January 1, 2003.  The adoption of SFAS 145 had no impact on the Company’s results of operations, financial position or cash flows.

                        In July 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146, which superseded EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 had no impact on the Company’s results of operations, financial position or cash flows.

                        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation   - Transition and Disclosure (“SFAS 148”).  SFAS 148 provides transition guidance for companies that adopt the fair value method for stock-based employee compensation and has certain disclosure provisions that are effective as of December 31, 2002.  Due to the Company continuing to apply the intrinsic value provisions of APB 25, the adoption of SFAS 148 did not have any impact on its net loss or financial position.  The disclosure provisions of this statement have been incorporated herein.

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

                        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the beneficiary in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company was required to adopt the provisions of FIN 46 effective July 1, 2003, however, the FASB has deferred application of the Interpretation in limited circumstances. The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s results of operations, financial position or cash flows.

                        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This SFAS 150 changes the accounting for certain financial instruments, which under previous guidance could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods beginning after December 15, 2003. The Company has not issued any equity instruments of this type since May 31, 2003 and is currently evaluating the impact of adoption of SFAS 150 on its financial position and results operations.

3.          Notes Payable

                        On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended for an adjustment in the payment terms, whereby the Company issued 235,000 shares of unregistered common stock with registration rights to repay $87,500 of the outstanding balance.  The remaining balance of $77,500 was scheduled to be repaid in 6 equal monthly installments commencing July 19, 2003, however no payments have been made on this balance subsequent to July 19, 2003, and therefore the agreement is in default. The outstanding principal balance of this note as September 30, 2003 is $77,500.

                        On May 23, 2003, the Company executed a settlement agreement with Holland & Knight LLP (“H&K”).  The terms of the H&K agreement are more fully described in Note 7 below.  Under the terms of the H&K agreement, the Company entered into a note payable agreement whereby it agreed to make payments totaling $325,000, consisting of monthly payments of $9,028 over a three year period commencing on June 1, 2003. Since the H&K agreement did not provide for an interest rate component pertaining to this payment plan, a rate 20% per annum was used to present value the note, as more fully described in Note 7, resulting in a net present value of $242,926.  As of September 30, 2003, the current portion of this note totaled $71,190 and the non-current portion totaled $145,995.

                        On September 30, 2003, the Company executed a settlement agreement with Raytheon Company (“Raytheon”), regarding a note payable agreement that had previously been in default and had accrued interest at a rate of 18% per annum.  The terms of the Raytheon agreement are more fully described in Note 7 below.  Under the terms of the Raytheon agreement, the Company entered into a note payable agreement whereby it agreed to make payments totaling $87,516, consisting of an initial payment of $10,000 (paid on October 3, 2003); six (6) equal monthly installments of $3,000; fourteen (14) monthly installments of $4,000; and one final installment of $3,516.  Since the Raytheon agreement did not provide for an interest rate component pertaining to this payment plan, a rate 20% per annum was used to present value the note, as more fully describe in Note 7, resulting in a net present value of $74,305.  As of September 30, 2003, the current portion of this note totaled $38,151 and the non-current portion totaled $36,154.

                        On September 3, 2003, the Company negotiated a revised settlement agreement with Analysts International Corporation (“AIC”), a former service provider.  The terms of the revised AIC settlement agreement are more fully described in Note 7 below.  Under the terms of the revised AIC settlement agreement, the Company agreed to pay a monthly payment of $7,500 until the total indebtedness, including interest, is paid in full.  As of September 30, 2003, the current portion of this note totaled $90,000 and the non-current portion totaled $82,648. Prior to the revised AIC settlement agreement on September 3, 2003, the amount due to AIC was recorded as a current liability, included in Accounts Payable and Accrued Expenses, since the Company was in default under the terms of the initial settlement agreement.

4.          Common Stock and Warrants

                        From January 1, 2003 through September 30, 2003, the Company sold to private accredited investors in negotiated transactions 2,703,903 shares of its unregistered common stock, warrants to purchase an additional 316,000 shares of common stock, and re-priced 4,242,261 previously issued warrants. These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the trading value of the Company’s freely-tradable shares and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice 2 warrants for every share purchased. The other form allowed warrant holders to reduce the exercise price of previously issued warrants if the holder exercised those repriced warrants immediately. The original exercise prices of the repriced warrants ranged between $0.60 and $5.25, per share.  The repriced exercise prices ranged between $0.25 and $1.69, per share.  Total cash proceeds from the sale of the shares; new warrants and the exercise of repriced existing warrants was $1,326,607.

                        From January 1, 2003 through September 30, 2003, the Company issued 2,776,975 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share.  Of the 2,776,975 exercised warrants, 2,767,075 were exercised in connection with the repricing of the exercise price of the warrants as described in the previous paragraph.  The initial exercise prices of the warrants ranged between $0.60 and $5.25. The repriced exercise prices ranged between $0.25 and $1.69. The exercise of these warrants generated gross proceeds of $779,355.

4.          Common Stock and Warrants (continued)

                        During the nine month period ended September 30, 2003, Summus issued to consultants 219,266 shares of unregistered common stock and 56,800 stock options for services provided to the Company for an aggregate value of $90,571.  The shares of the unregistered common stock were valued at $78,595 based on the negotiated terms of each contract and the options were valued at $11,976 using the Black-Scholes option-pricing model.  Also during the nine month period ended September 30, 2003, the Company granted 33,000 options to the sole member of its Advisory Board.  This option vests quarterly over a one year period and has an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of the vested portion of the option of $4,621 was determined using the Black-Scholes option-pricing model and was recorded as non-cash consulting expense during the nine month period ended September 30, 2003.

                        During the nine-month period ended September 30, 2003, Summus issued 878,265 shares of its unregistered common stock valued at $301,331 to entities as payment on outstanding vendors balances.  During June 2003, Summus issued 333,333 warrants to Donald T. Locke, a consultant who acts in the capacity of the general counsel to Summus, as payment for $200,000 of fees owed to Mr. Locke. Mr. Locke earned these fees since he became a consultant to the Company in November 2001.  The warrants have an exercise price of $0.60 per share and have a contractual life of 5 years.

                        As of September 30, 2003, the Company has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	159,131
Series C convertible preferred stock	5,000,000
Series D convertible preferred stock	3,250,000
Outstanding common stock warrants	34,822,502
Outstanding stock options	8,159,538
Possible future issuance under stock option plans	340,462
Total	51,731,633

5.     Preferred Stock

                      In accordance with its amended and restated certificate of incorporation, the Company is authorized to issue up to 5,000,000 shares of preferred stock.  Except as required by Florida state law, the holders of the outstanding shares of Series A, C, D & E preferred stock are not entitled to vote on matters submitted to the Company's shareholders for voting. However, approval of holders of a majority of the outstanding shares of Series A, C, D & E preferred stock is required prior to the issuance of a new series of preferred stock that ranks senior to such preferred stock.

Series A Preferred Stock

                        As of September 30, 2003, the Company had 2,078 shares of Series A convertible preferred stock issued and outstanding. The holders of the Series A convertible preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share (the " Series A Liquidation Preference"). The Company, at its election, can provide for the payment of dividends on the Series A convertible  preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year, commencing on September 30, 2000.  As of September 30, 2003, cumulative dividends accrued were $188,023.

                        Each share of the Series A convertible preferred stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Series A Liquidation Preference divided by the initial conversion price of $14.24. The conversion price is subject to adjustment in accordance with the Company's articles of incorporation.  During  2003, a holder of the Series A convertible preferred stock converted 250 shares of Series A preferred stock into 17,557 shares of the Company’s unregistered common stock.

5.     Preferred Stock (continued)

Series C Preferred Stock

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

  shares of the Series C convertible preferred stock shall rank on a parity with Summus’ Series A and Series D convertible preferred stock as to liquidation preference upon dissolution, liquidation or winding up the of Summus;

  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series C convertible preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus, Inc.; and

  the right to convert each share of Series C convertible preferred stock into shares of our common stock at any time, at the option of the Series C convertible preferred stockholder, after nine (9) months from the date of its issuance. Each share of Series C convertible preferred stock shall be convertible into 4,000 fully paid and nonassesable shares of the Company’s common stock.

                        During July and August 2003, the Company sold 1,250 shares of its Series C convertible preferred stock and issued warrants in connection with such sale to purchase 5.0 million shares of unregistered common stock with an exercise price of $0.75 per share for gross proceeds of $1,250,000.  The value of the warrants issued in this offering, totaling $624,433, was determined utilizing the Black Scholes pricing model, limited to the pro-rata fair value of the Series C offering proceeds allocable to the warrants.  Cash commissions of $35,263 were paid in connection with the Series C offering.

Series D Preferred Stock

                        In September 2003, the Company amended its articles of incorporation to establish its Series D convertible preferred stock.  The newly established Series D convertible preferred stock has an issued price of $1,000 per share and has the following rights and privileges:

  no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series D convertible preferred stock, and (ii) any matters for which voting rights are provided under Florida law;

  shares of the Series D convertible preferred stock shall rank on a parity with Summus’ Series A and Series C convertible preferred stock as to liquidation preference upon dissolution, liquidation or winding up the of Summus;

  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series D convertible preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus, Inc.; and

  the right to convert each share of Series D convertible preferred stock into shares of our common stock at any time, at the option of the Series D preferred stockholder. Each share of Series D preferred stock shall be convertible into 5,000  fully paid and nonassesable shares of the Company’s common stock.

                        During September 2003, the Company sold 650 shares of its Series D convertible preferred stock and issued warrants in connection with such sale to purchase 3,250,000 shares of unregistered common stock with an exercise price of $0.35 per share for gross proceeds of $650,000.  The value of the warrants issued in this offering, totaling $216,667, was determined utilizing the Black Scholes pricing model, limited to the pro-rata fair value of the Series D offering proceeds allocable to the warrants.

5.     Preferred Stock (continued)

                        The accounting treatment for the Series C and D convertible preferred stock (the “Preferred Stock”) involved allocating the value of the principal amount received from the Preferred Stock offerings between the Preferred Stock, the associated warrants and a beneficial conversion feature (“BCF”) associated with the Preferred Stock.  A BCF existed because the conversion rate of the Preferred Stock was below the traded value of the Company’s common stock on the date the Preferred Stock was issued.  The BCF for the Preferred Stock totaling $1,058,900 was recorded as a discount to the Preferred Stock and additional paid-in capital on the date the Preferred Stock was issued.  Since the Series C convertible preferred stock becomes convertible at any time after nine months from its issuance, the value of its BCF totaling  $625,567 will be amortized to retained deficit over a nine month period commencing with its issuance. Amortization of the Series C convertible preferred stock BCF for the three-month period ended September 30, 2003 was $145,991.  Since the Series D convertible preferred stock was convertible immediately, the value of its beneficial conversion feature totaling $433,333 was fully amortized to retained deficit on the date of issuance.

6.          Commitments and Contingencies

                        In connection with the recapitalization transaction on February 16, 2001 (see Note 1), the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. The employment agreement provides an initial base salary of $350,000, which is to be increased on an annual basis by at least 10%; however, Dr. Jawerth has not taken any increase in cash compensation to this initial base salary.  As of February 16, 2003, Dr. Jawerth was to receive an annual salary of $423,500 pursuant to his agreement; however, Dr. Jawerth elected on July 31, 2002, to reduce his cash compensation temporarily to $262,500 on an annual basis to help lower the Company’s current cash consumption.  The difference between the original contract amount of $350,000 and the current cash salary amount is paid to Dr. Jawerth on a bi-monthly basis in the form of options to buy common stock under the Company’s Alternative Compensation Plan.  These options are priced at the closing market price of the Company’s common stock at the end of each bi-monthly pay period.  The difference between the current salary amount of $423,500 owed to Dr. Jawerth and the original base salary of $350,000 in his employment agreement is being deferred and accrued by the Company until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. The 10% annual increases provided for in Dr. Jawerth’s employment contract have been recorded as accrued salaries in the Company’s balance sheet as September 30, 2003.

                        Under the terms of the recapitalization transaction, Summus, Inc. agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus, Inc. common stock held by Dr. Jawerth at a per share price of not less than $1.50 per share (representing $2.5 million in value). No assurance can be provided that Summus will be able to attract such an investment or that it will be able to assist Dr. Jawerth in effecting a private sale of these shares.  Under the terms of Dr. Jawerth's employment agreement, the Company is obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale as describe above. The options will be exercisable during the second through the fifth year after the options are issued. Non-cash compensation may be recorded upon the issuance of these options.  Under current accounting literature, the non-cash compensation will be determined under the provisions of APB 25, pursuant to which the compensation cost will be based on the difference, if any, between the stock option exercise price of $1.50 per share and the traded value of the Summus, Inc. common stock on the date the options are issued. As of September 30, 2003, Dr. Jaweth has sold no shares subject to this agreement.  The Board of Directors of Summus is in the process of renegotiating Dr. Jawerth’s employment agreement with him.  It is contemplated that the provisions described in this paragraph will be addressed as part of that renegotiation; however, no assurances can be made as to the outcome of such renegotiations.

                        At the request of the Company’s Board of Directors, outside counsel was engaged to advise the Company with respect to the interpretation of certain of these terms related to Dr. Jawerth’s employment agreement.  The Company has not accrued any amounts which may be owed to Dr. Jawerth related to these terms in its consolidated financial statements as of September 30, 2003, as the possible exposure to the Company, if any, cannot be reasonably estimated, while the review by outside counsel is ongoing.

                        Pursuant to the terms of his employment agreement and in accordance with corporate policy, all intellectual property developed by Dr. Jawerth in connection with his employment by the Company is the exclusive property of the Company.  Without any impact on the Company’s ownership of the intellectual property, the employment agreement grants Dr. Jawerth, personally, a non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that is developed during the twelve months following the closing of the recapitalization transaction. Any rights of Dr. Jawerth under this license are subject to his fiduciary obligations as a director and/or officer of the Company.  This license shall terminate on the later of the date twelve months from the closing of the recapitalization transaction or such later date as may be set by the Board, excluding Dr. Jawerth.  If Summus ceases to be a going concern prior to the license termination date, the

6.          Commitments and Contingencies (continued)

license shall be perpetual and shall include the rights to sell and offer products and services using the licensed New Technology, and the right to sublicense such New Technology.

                        The Company has entered into consulting agreements that provide for the issuance of options to purchase restricted shares of the Company’s common stock primarily on a monthly basis as services are performed.  These options vest on a monthly basis as they are earned and have exercise prices equal to the traded value of the Company’s unrestricted common stock at the end of each month.  During the three and nine-month periods ended September 30, 2003, the Company issued 15,100 and 56,800 options under these consulting agreements, respectively.  These options were valued at $2,896 and $11,976, respectively, using the Black-Scholes option-pricing model.  The term of these agreements is generally twelve months.

                        Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of this arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Four of the Company’s executives participated in this arrangement from its inception through the six-month period ended June 30, 2003 and three of these four executives continued to participate in this arrangement during the three month period ended September 30, 2003, at reduced salary levels ranging between 25% and 35% of their respective annual compensation. During the three and nine-month periods ended September 30, 2003, the Company issued 137,298 and 415,071 fully vested stock options with exercise prices ranging between $0.28 and $0.51 per share under this plan.

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

                        The Company established the Inventions Awards Plan, effective October 30, 2000, to provide incentives to certain eligible employees by providing them with opportunities to receive additional compensation as a result of their development of enhancements or new methods that generate revenue for the Company.

                        Under the terms of the Inventions Awards Plan, the Company is obligated to reserve 5% of the gross revenues derived from the licensing or sale of  “New Technology”, as defined in such plan, for distribution among eligible employees.  If the Company sells the rights to New Technology, eligible employees shall be entitled to an award of 10% of the gross proceeds of such sale.

                        In addition, the Company may, at its option, initiate a spin-off company to develop New Technology.  If the eligible employee accepts a position in the spin-off company, his or her rights to awards under the plan are to be surrendered for 25% of the founders’ equity in the spin-off company.

6.          Commitments and Contingencies (continued)

As of September 30, 2003, there are several eligible employees who have been credited with the development of New Technology since the establishment of the Inventions Awards Plan.  As awards are earned under this plan, the value is recorded as cost of revenues of wireless applications and contracts.  The value of amounts earned under this plan for the nine-month period ended September 30, 2003 was approximately $26,500.   As of the date of this report, no amounts have been paid to the eligible employees under the Inventions Awards Plan.

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

  $325,000 of the total balance due will be paid over a three-year period with monthly installments of $9,028, commencing on June 1, 2003.   The settlement agreement did not provide for an interest rate component pertaining to the three-year payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $242,926. The difference between the face value of $325,000 and the net present value of $242,926, totaling $82,074, was recorded as a portion of the settlement gain. The 20% rate of interest was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position. In the event that the Company fails to make a scheduled payment as set forth in this settlement agreement, H&K may execute on a consent judgment and seek to satisfy the judgment from the assets of the Company in accordance with the laws of the state of North Carolina.

  The remaining amount of the recorded liability due to H&K of $325,000 was satisfied through the issuance to H&K of 738,636 shares of the Company’s unregistered common stock, with registration rights. The fair value of the 738,636 shares of unregistered common stock was estimated at $273,295, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 738,636 unregistered common shares and the recorded value of the liability of $325,000, totaling $51,705, was recorded as a portion of the settlement gain. The unregistered shares have since been registered, and H&K has contractually agreed to sell no more than 18,000 shares in any one (1)-business day.

  Therefore, the aggregate settlement gain resulting from this transaction totaled $351,047.

7.        Settlements of Contractual Disputes and Litigation (continued)

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

                        On June 5, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider. Under the terms of the agreement, the Company issued 427,419 shares of its unregistered common stock, with registration rights, for full payment of $132,500 owed to the service provider. The fair value of the 427,419 shares of unregistered common stock was estimated at $149,597, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 427,419 unregistered common shares and the recorded value of the liability of $132,500 was recorded as a settlement loss of $17,097. The service provider has contractually agreed to sell no more than 5,000 shares in any one (1)-business day.

                        On August 29, 2003, the Company signed and executed an agreement pertaining to past due amounts owed to a current service provider totaling $62,500.  Under the terms of the agreement, the service provider agreed to forgive $14,500 of the total past due amounts. The remaining amount due of $48,000 is to be paid in twelve-monthly installments of $4,000 each.  The non-cash settlement gain resulting from this transaction totaled $14,500.

           During 1999, the Company entered into an agreement with Raytheon Company (“Raytheon”) to repurchase 1,533 shares of its common stock from Raytheon for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, the Company entered into a promissory note with Raytheon whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note began accruing interest at 18% per annum.   On September 30, 2003, the Company executed a settlement agreement with Raytheon whereby both parties agreed to the following terms.

  $ 49,128 of the total balance due was forgiven by Raytheon, resulting in a portion of the settlement gain of this transaction.

  $87,516 of the total balance due will be paid over a 22 month period, with an initial payment of $10,000 (paid on October 3, 2003); six (6) equal monthly installments of $3,000; fourteen (14) monthly installments of $4,000; and one final installment of $3,516.  The settlement agreement did not provide for an interest rate component pertaining to the 22-month payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $74,306. The difference between the face value of $87,516 and the net present value of $74,306, totaling $13,210 was recorded as a portion of the settlement gain. The 20% rate of interest was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position. In the event that the Company fails to make a scheduled payment as set forth in this  settlement agreement, Raytheon may execute on a consent judgment and seek to satisfy the judgment from the assets of the Company in accordance with the laws of the state of North Carolina.

  The remaining amount of the recorded liability due to Raytheon of $87,516 was satisfied through the issuance to Raytheon of 295,662 shares of the Company’s unregistered common stock, with registration rights. The fair value of the 295,662 shares of unregistered common stock was estimated at $94,613, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 295,662 unregistered common shares and the recorded value of the liability of $87,516, totaling $7,097, was recorded as an offset to the settlement gain.  Raytheon has contractually agreed to sell no more than 15,000 shares in any one (1)-business day.

Therefore, the aggregate settlement gain resulting from this transaction totaled $55,241.

                        The aggregate value of these non-cash settlements totaling $69,741 and $1,409,031, have been recorded as reductions to the Company’s accounts payable and credits in the Company’s Statement of Operations for the three and nine-month periods ended September 30, 2003.

7.        Settlements of Contractual Disputes and Litigation (Continued)

                        Analysts International Corporation Litigation

                        Under the terms of a settlement agreement dated August 7, 2001 with Analysts International Corporation ("AIC"), we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000, according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness was paid in full.  We ceased making payments under this settlement agreement on November 15, 2002 due to liquidity constraints, and therefore, we were in default under the terms of the initial agreement. The Company received notification of its default from AIC on July 9, 2003, and the 3-day cure period to which the Company was entitled under the terms of the settlement agreement expired, which would allow AIC to file a consent judgment against the Company.  While negotiating to amend the settlement agreement in August 2003, Summus learned that AIC had filed the consent judgment on February 13, 2002, which Summus believes was in breach of the original settlement agreement.  In September 2003, the parties negotiated a revised settlement agreement pursuant to which (i) the consent judgment remains filed and of record, (ii) AIC will file with the court a credit to the judgment reflecting all payments made by the Company; (iii) the payment terms have been revised to require payment by the Company of $60,000 by September 5, 2003, which has been made, and $7,500 per month thereafter until the full amount of the current indebtedness of approximately $172,648 in principal and $85,000 in accrued interest is paid, and (iv) AIC agrees to refrain from executing on the consent judgment as long as the Company makes the payments required by the revised settlement terms as identified in this paragraph.  In the event that the Company fails to make a scheduled payment as set forth in this revised settlement agreement, AIC may execute on the consent judgment and seek to satisfy the judgment from the assets of the Company in accordance with the laws of the state of North Carolina.

                        Should the Company default on the payment terms of the settlement agreements noted above, the execution of the consent judgments contained in each settlement agreement could have a material adverse effect on the ability of the Company to continue in business.  There can be no assurance that we will be able to generate sufficient funds in order to maintain the scheduled payments under the settlement agreements with noted above.

Bowne Litigation

                        On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it is entitled payment in the amount of $276,374, plus accrued interest, for past services rendered to the Company. The Company disputes the total amount Bowne claims the Company owes. However, the Company has recorded a liability of $276,374 relating to this claim as of December 31, 2002 and September 30, 2003.  The Company is in the process of attempting to negotiate a settlement to this claim.

8.                     Subsequent Events

                        Subsequent to September 30, 2003, the Company made cash payments totaling $360,142 towards accrued salaries and related costs that were incurred as of September 30, 2003.  As a result of these payments, accrued unpaid salaries and related costs that were earned as of September 30, 2003 have been reduced from $918,161 to $555,019.  Included in accrued salaries and related costs is $133,000 of earned and unpaid vacation.

                        During October, the Company sold 3,350 shares of its Series D convertible preferred stock and issued warrants in connection with such sale to purchase 8,375,000 shares of unregistered common stock with an exercise price of $0.35 per share for gross proceeds of $3,350,000.  Additionally, during October, the Company amended its articles of incorporation to establish its Series E convertible preferred stock that has rights and privileges identical to the Series D convertible preferred stock.  During October, the Company sold 200 shares of its Series E convertible preferred stock and issued warrants in connection with such sale to purchase 500,000 shares of unregistered common stock with an exercise price of $0.35 per share for gross proceeds of $200,000.

                        In October 2003, the Company issued 714,268 shares of its unregistered common stock upon the exercise of warrants with exercise price of $0.20 per share.  The Company received $142,854 in gross proceeds from the exercise of these warrants.

8.                     Subsequent Events (continued)

As of October 31, 2003, the Company had 63,691,227 of its common shares issued and outstanding and has reserved shares of its authorized 100,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	160,268
Series C convertible preferred stock	5,000,000
Series D convertible preferred stock	20,000,000
Series E convertible preferred stock	1,000,000
Outstanding common stock warrants	42,983,234
Outstanding stock options	8,159,538
Possible future issuance under stock option plans	340,462
Total	77,643,502

Based on the number of issued and outstanding shares as of October 31, 2003 and the number of shares reserved for future issuance as noted in the foregoing table, the Company is currently in excess of its authorized amount of 100,000,000 shares of common stock.  In order to address this matter, the Company is holding a shareholders’ meeting on December 2, 2003, at which time the shareholders will vote on an increase in the number of authorized shares from 100,000,000 to 185,000,000.

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

Overview

Recent Developments - Sale of Series D and E Convertible Preferred Stock

                      During the end of September and in early October 2003, the Company sold a total of 4,000 shares of its Series D convertible preferred stock and 200 shares of its Series E convertible preferred stock in private placements.  The Company received $4,200,000 in gross proceeds from these private placements.  The Series D and Series E convertible preferred stock have substantially identical rights and privileges.  The 4,000 shares of Series D convertible preferred stock are convertible into 20,000,000 shares of the Company's common stock, and the 200 shares of Series E convertible preferred stock are convertible into 1,000,000 shares of the Company's common stock.  The Company also issued warrants in connection with the sales of the Series D and Series E convertible preferred stock to purchase a total of 10,500,000 shares of the Company's common stock at a price of $0.35 per share.

Key Developments in 2003

                      Focus on Mobile and WirelessMarket; Development of BlueFuel™ Platform

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

                      Instead of attempting to introduce a new platform and infrastructure immediately, Summus is pursuing focused “applications” and “activities,” that piece-by-piece are assembling the BlueFuel platform and the supporting environment.  The strategy incorporates the release and distribution of revenue-generating products, each building to the Company’s vision. By integrating the BlueFuel platform, the end-users are offered products and services, which optimize the individual mobile experience. As the BlueFuel platform evolves and products propagate, Summus will introduce a program for third-party developers using the BlueFuel platform that will further expand the portfolio of BlueFuel enabled mobile end-user services available.

                      Relationships with Content Providers and New Application Development

                      Summus continues to position itself as a supplier of solutions that can run on multiple wireless platforms supporting the mobile and wireless marketplace.  Summus has developed, and continues to develop, wireless applications utilizing BlueFuel, Summus’ Superfast, SuperthinTM platform designed for efficient and easy interaction with information in the mobile environment.  BlueFuel supports applications and services on the BREW™, Java™ 2 Micro Edition (J2ME ™), Symbian™ OS, PocketPC, Palm OS and Wireless Application Protocol (WAP) wireless operating systems or platforms.

                      Our business development activities continue to expand with major content brands.  During the third quarter of 2003, Summus has launched a number of high profile applications, including the Summus and ESPN application X-Games Top Shots. Summus partnered with Agence France-Presse to promote a limited time offer to receive Tour de France breaking news and photographs through exego.  exego is our first BlueFuel based end-user application that we developed for management and exchange of information.  In addition, Summus partnered with C2 Pictures to distribute a ringtone and wallpaper application based on the motion picture Terminator®3: Rise of the Machines™.  During the three-month period ended September 30, 2003, up to nine (9) wireless carriers in the United States and six (6) international carriers currently deployed at least one or a combination of the sixteen (16) wireless applications that have been completed by the Company.

                      Carrier Relationships and International Expansion

                      Currently, Summus has signed agreements with nine (9) wireless carriers in the U.S. (representing 92% of the U.S. wireless consumers) and an additional six (6) carriers abroad.  In July 2003, Summus signed an agreement and launched an application on the Sprint PCS Network, the largest all-digital, all-PCS nationwide wireless network in the United States. Commencing in the third quarter of 2003, Summus began generating revenue from “AP Photos, News & Sports” on the Sprint PCS network. Additional applications are being tested in field trials with Sprint, and we expect these applications to be launched shortly.  Also during the third quarter of 2003, Summus launched its Nineball game application on the T-Mobile wireless network.

                      During the third quarter of 2003, Summus’ international expansion goals have continued to be realized through agreements with three South American wireless carriers and two Canadian carriers.  Summus began generating revenue from several of these carriers during the third quarter of 2003.

                      Business Advancement, Awards and Recognition

                      During the third quarter of 2003, QUALCOMM, developer of the Binary Runtime Environment for Wireless (BREW™) application platform, entered into an agreement with Summus designating it a BREW Global Publisher (“BGP”). BGPs are preferred BREW developers that are authorized to publish, market and distribute BREW-based applications in their territory from developers throughout the world.This agreement is expected to open new avenues for revenue growth. QUALCOMM is channeling international application developers to Summus who will help develop applications, prepare them for BREW certification, and distribute and market the applications in the U.S. market. In exchange, Summus will receive a portion of the revenue expected to be generated from each application.

In July 2003, QUALCOMM demonstrated the concept of BGPs at its BREW™ 2003 – Seoul Developers Conference in South Korea. Summus, based on an invitation from QUALCOMM, gave a presentation to Korean developers on behalf of QUALCOMM, and provided attendees with information about the process of exporting their applications globally.

                      Wireless License Fees

                      During the nine-month period ended September 30, 2003, the Company earned revenue totaling $248,201 from the sale and delivery of existing image software for use in wireless transmission, Windows-based applications.  The license of this existing software builds on an existing relationship that may offer an opportunity to deploy BlueFuel in the law enforcement and military communications market.  The Company intends to build this relationship and generate interest in BlueFuel for this customer.  There are several scenarios where a shift to a BlueFuel solution would improve the customers offering and fit well with the Company’s business focus.  There can be no assurance that the Company will generate additional revenue from wireless license fees in the future.

                      Non-cash settlements

                      During the nine month period ended September 30, 2003, the Company executed six settlement agreements with creditors of the Company. Two settlement agreements were executed in the three-month period ended March 31, 2003, two settlement agreements were executed during the three-month period ended June 30, 2003 and the remaining two settlement agreements were executed in the three-month period ended September 30, 2003.  The detail of each of the settlement agreements has been provided in the Results of Operations, set forth below.

                      The aggregate values of these non-cash settlements totaling $69,741 and $1,409,031, have been recorded as reductions to the Company’s accounts payable and credits in the Company’s Statement of Operations for the three and nine-month periods ended September 30, 2003.

Results of Operations

Three-Month Period Ended September 30, 2003 Compared to Three-Month Period Ended September 30, 2002

Revenues

                      Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $145,956 to $182,391 in the three-month period ended September 30, 2003, up 400.6% from $36,435 in the three-month period ended September 30, 2002. The increase in revenue from wireless applications and contracts resulted from the cumulative number of wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users.  During the three-month period ended September 30, 2003, up to nine (9) wireless carriers in the United States and six (6) international carriers currently deployed at least one or a combination of the sixteen (16) wireless applications that have been completed by the Company.  Each of the applications deployed were developed following agreements with a content partner to provide access to their content, except the exego™ application, which was internally developed by Summus.

                      Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase per use or a monthly subscription.  Wireless application revenue reported by Summus is net of all third-party platform and/or carrier distribution fees, and any revenue Summus shares with its content partners.  Revenue totaling $25,000 from wireless applications and contracts during the three-month period ended September 30, 2002 resulted solely from a strategic partnership agreement related to the mobile and wireless markets.  Revenue under this agreement was recognized ratably over the year ended December 31, 2002.

                      Wireless License Fees.  Revenue earned from wireless license fees totaled $1,000 in the three-month period ended September 30, 2003. During this period, the Company had sold and delivered existing image software for use in wireless transmission applications. The licensing of this existing software provides Summus an opportunity to expand an existing customer relationship that may offer an opportunity to deploy BlueFuel in the law enforcement and military communications market. The Company intends to build this relationship and generate interest in BlueFuel for this customer.  Although the Company had previously developed this software, it had not been deployed as an opportunity to promote the Company’s BlueFuel platform prior to the three-month period ended September 30, 2002.

Costs of Revenues

                      Wireless Applications and Contracts.  Costs of wireless applications and contracts increased $57,372 to $109,633 during the three-month period ended September 30, 2003, up 109.8% from $52,261 for the three-month period ended September 30, 2002.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and content information provided by certain of our content providers for wireless applications which were deployed during the three-month periods ended September 30, 2003 and 2002. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. During the three-month period ended September 30, 2002, there were no direct costs associated with $25,000 of wireless applications and contracts revenue earned from a strategic partnership agreement because there were no specific, direct costs associated with the agreement related to the mobile and wireless markets.

                      Wireless License Fees.  There were no costs of revenues relating to wireless license fees during the three-month period ended September 30, 2003 since the license fee agreements consummated during this period related to technology that had been previously developed by the Company. During the three month period ended September 30, 2002, the Company did not generate any revenue or costs of revenue related to wireless license fees.

Gross Profit

                      Wireless Applications and Contracts.  Gross profit resulting from the development and deployment of wireless applications totaled $72,758 or 39.9% of wireless applications and contracts revenue for the three-month period ended September 30, 2003.  During the three months ended September 30, 2002, the Company generated a negative gross profit of $(15,826) relating to its wireless applications and contracts. The gross profit and negative gross profit resulting from these activities is a result of deducting costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and fees associated with content information provided by certain of our content providers, from the related earned revenue.  During the three-month period ended September 30, 2002 the Company earned $25,000 in wireless application and contract revenue, representing the pro-rata share of the revenue earned under the strategic partnership agreement related to the mobile and wireless markets.  There were no specific direct costs associated with this contract.

                      Wireless License Fees.    Gross profit resulting from wireless license fees totaled $1,000.  The Company did not incur any specific direct costs associated with the sale, delivery or installation of the software underlying the license agreements consummated during this period.  Additionally, the Company does not expect to incur any future obligations relating to these license fees. During the three month period ended September 30, 2002, the Company did not generate any revenue, costs of revenue or gross profit related to wireless license fees.

                      Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three-month period ended September 30, 2003, were $1,232,317, compared to $1,547,452 for three-month period ended September 30, 2002. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs.  The reductions in these categories reflect continued cost reduction efforts implemented by management.

                      Non-Cash Compensation.  Non-cash compensation for the three-month period ended September 30, 2003 was $44,148 compared to $44,146 for the three-month period ended September 30, 2002.  Non-cash compensation for each of the three-month periods ended reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

                      Research and Development.  Research and development expenses for the three-month period ended September 30, 2003, were $280,236 compared to $152,819 for the three-month period ended September 30, 2002. The increase in research and development expenses is a result of the increased number of new wireless applications the Company has contracted to develop. In order to minimize these expenses, the Company increased its utilization of software developers in Croatia.  Personnel costs in Croatia are lower than those in the United States.

                      Non-Cash Consulting Expense.  Non-cash consulting expense for the three-month period ended September 30, 2003, in the amount of $5,454 is attributable to: (1) 15,100 stock options granted to consultants for services valued at $2,896, such value was determined by using the Black-Scholes option-pricing model; and (2) $2,558, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

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

                      Interest Expense.  Interest expense for the three-month period ended September 30, 2003, was $27,334, compared to interest expense of $429,926 for the corresponding period of the prior year. Net interest expense for the three-month period ended September 30, 2003 related to interest costs associated with capital lease obligations and note payable agreements.

                      Net interest expense for the three months ended September 30, 2002, was $429,926. Net interest expense for the three-month period ended September 30, 2002 includes $9,676 of interest costs associated with capital lease obligations and note agreements, plus the following items associated to the convertible debentures issued on July 19, 2002:

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
  $1,285, relating to interest expense incurred while the debentures remained outstanding based on the stated rate of 6% per annum.  At the Company’s election, theses interest costs were paid through the issuance of shares of common stock based on the conversion rate of $0.29, resulting in the issuance of 4,429 shares of common stock.

The value of the warrants issued to the debenture holders was initially recorded as a discount to the $500,000 face value of the debentures.  This discount was to be amortized to interest expense over the term of the debentures. Since all of the debentures were converted into common stock during the three months ended September 30, 2002, the total value assigned to the warrants became fully amortized to interest expense during the quarter. The beneficial conversion feature was recorded since the conversion price of the debentures was below the fair market value of our common stock on the date the convertible debentures were issued.  This non-cash charge was recorded immediately as interest expense because the debentures were convertible upon issuance.

                      Non-cash Settlements.  Non-cash settlements totaling $69,741, resulted from the settlement of unpaid amounts from two of the Company’s creditors during the three-month period ended September 30, 2003.  The first settlement agreement was in connection with an agreement executed on August 29, 2003 pertaining to past due amounts owed to a current service provider totaling $62,500.  Under the terms of the agreement, the service provider agreed to forgive $14,500 of the total past due amounts. The remaining amount due of $48,000 is to be paid in twelve-monthly installments of $4,000 each.  The non-cash settlement gain resulting from this transaction totaled $14,500.

                      The second non-cash settlement was in connection with the settlement of a promissory note with Raytheon Company (“Raytheon”).  The Company had been in default under the terms of the promissory note agreement with Raytheon and consequently interest had been accruing at 18% per annum.   On September 30, 2003, the Company executed a Settlement Agreement (the “Agreement”) with Raytheon whereby both parties agreed to the following terms.

  $ 49,128 of the total balance due was forgiven by Raytheon, resulting in a portion of the settlement gain of this transaction.

  $87,516 of the total balance due will be paid over a 22 month period, with an initial payment of $10,000; six (6) equal monthly installments of $3,000; fourteen (14) monthly installments of $4,000; and one final installment of $3,516.  The settlement agreement did not provide for an interest rate component pertaining to the 22-month payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $74,306. The difference between the face value of $87,516 and the net present value of $74,306, totaling $13,210 was recorded as a portion of the settlement gain. The 20% rate of interest was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position.
  The remaining amount of the recorded liability due to Raytheon of $87,516 was satisfied through the issuance to Raytheon of 295,662 shares of the Company’s unregistered common stock, with registration rights. The fair value of the 295,662 shares of unregistered common stock was estimated at $94,613, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 295,662 unregistered common shares and the recorded value of the liability of $87,516, totaling $7,097, was recorded as as an offset to the settlement gain.  Raytheon has contractually agreed to sell no more than 15,000 shares in any one (1)-business day.

Therefore, the aggregate settlement gain resulting from this transaction totaled $55,241.

The aggregate value of these non-cash settlements totaling $69,741, has been recorded as a reduction to the Company’s accounts payable and a credit in the Company’s Statement of Operations for the three-month period ended September 30, 2003.

                      Net Loss.  As a result of the factors discussed above, the net losses for the three-month periods ended September 30, 2003 and 2002 were $1,445,990 and $2,269,312, respectively.

Nine-Month Period Ended September 30, 2003 Compared to Nine-Month Period Ended September 30, 2002

Revenues

                      Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $443,486 to $529,921 in the nine-month period ended September 30, 2003, up 513.1 % from $86,435 in the nine-month period ended September 30, 2002. The increase in revenue from wireless applications and contracts resulted from the cumulative number of wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users.  During the nine-month period ended September 30, 2003, up to nine (9) wireless carriers in the United States and six (6) international carriers currently deployed at least one or a combination of the sixteen (16) wireless applications that have completed by the Company.  Each of the applications deployed were developed following agreements with a content partner to provide access to their content, except the exego™ application, which was internally developed by Summus.

                      Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase per use or a monthly subscription. Wireless application revenue reported by Summus is net of all third-party platform and/or carrier distribution fees, and any revenue Summus shares with its content partners.   Revenue totaling $75,000 from wireless applications and contracts during the nine-month period ended September 30, 2002 resulted solely from a strategic partnership agreement related to the mobile and wireless markets.  Revenue under this agreement was recognized ratably over the year ended December 31, 2002.

                        Wireless License Fees. Revenue earned from wireless license fees totaled $248,201 in the nine-month period ended September 30, 2003. During this period, the Company had sold and delivered existing image software for use in wireless transmission applications. The licensing of this existing software provides Summus an opportunity to expand an existing customer relationship that may offer an opportunity to deploy BlueFuel in the law enforcement and military communications market. The Company intends to build this relationship and generate interest in BlueFuel for this customer.  Although the Company had previously developed this software, it had not been deployed as an opportunity to promote the Company’s BlueFuel platform prior to the nine-month period ended September 30, 2003.

                      Contracts and License Fees.  The Company did not generate any revenue from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments. Revenue earned during the nine-month period ended September 30, 2002 was generated from providing governmental contract services and the commercial licensing of technology. The Company shifted its primary focus during the second quarter of 2002 from providing governmental contract services and the commercial licensing of it established technology to the development of solutions for the mobile and wireless markets.

Costs of Revenues

                      Wireless Applications and Contracts.  Costs of wireless applications and contracts increased $285,491 to $337,752 during the nine-month period ended September 30, 2003, up 546.3% from $52,261 for the nine-month period ended September 30, 2002. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and fess associated with content information provided by certain of our content providers for wireless applications which were deployed during the nine-month period ended September 30, 2003. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. During the nine-month period ended September 30, 2002, there were no direct costs associated with $75,000 of wireless applications and contracts revenue earned from a strategic partnership agreement because there were no specific, direct costs associated with the agreement related to the mobile and wireless markets.

                      Wireless License Fees.  There were no costs of revenues regarding wireless license fees during the nine-month period ended September 30, 2003 since the license fee agreements consummated during this period related to technology that had been previously developed by the Company. During the nine month period ended September 30, 2002, the Company did not generate any revenue or costs of revenue related to wireless license fees.

                      Contracts and License Fees.  During the nine-month period ended September 30, 2003, the Company did not generate any costs of revenues from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments. During the nine-month period ended September 30, 2002, costs of contracts and license fess consisted primarily of salaries and other related costs of providing governmental contract services, as well any direct costs related to the sale, delivery and installation of its commercial software.

Gross Profit

                      Wireless Applications and Contracts.  Gross profit resulting from the development and deployment of wireless applications totaled $192,169 or 36.3% of wireless applications and contracts revenue for the nine-month period ended September 30, 2003.  During the nine-month period ended September 30, 2002, Summus generated a gross profit of $34,174 or 39.5% of wireless applications and contract revenue. The gross profit resulting from these activities is a result of deducting costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, from the related earned revenue. During the nine-month period ended September 30, 2002, the Company earned $75,000, representing the pro-rata share of the revenue earned under the strategic partnership agreement related to the mobile and wireless markets.  There were no specific direct costs associated with this contract.

                      Wireless License Fees.    Gross profit resulting from wireless license fees totaled $248,201.  The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the nine-month period ended September 30, 2003.  Additionally, the Company does not expect to incur any future obligations relating to these license fees. During the nine month period ended September 30, 2002, the Company did not generate any revenue, costs of revenue or gross profit related to wireless license fees.

                      Contracts and License Fees.  During the nine-month period ended September 30, 2003, the Company did not generate any revenue, costs of revenues, or gross profit from its former line of business that included providing governmental contract services and the commercial licensing of its technology in non-wireless environments. Gross profit resulting from governmental contract services and the commercial licensing of technology during the nine-month period ended September 30, 2002 totaled $144,134 or 63.1% of contracts and license fee revenue. The gross profit from these activities resulted from deducting primarily salaries and other related costs from the related earned revenue.

                      Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the nine-month period ended September 30, 2003, were $3,712,981, compared to $5,088,280 for nine-month period ended September 30, 2002. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs.  The reductions in these categories reflect continued cost reduction efforts implemented by management.

                      Non-Cash Compensation.  Non-cash compensation for the nine-month period ended September 30, 2003 was $132,442 compared to $319,854 for the nine-month period ended September 30, 2002.  Non-cash compensation for the nine-month period ended September 30, 2003 reflects the amortization for nine months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

                      Non-cash compensation for the nine months ended September 30, 2002 was $319,854 reflects $158,496 of amortization for nine months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The remaining amount of $161,358 reflects stock options that were granted to an employee with exercise prices below the estimated fair value of the underlying common stock.

                      Research and Development.  Research and development expenses for the nine-month period ended September 30, 2003, were $809,207 compared to $468,661 for the nine-month period ended September 30, 2002. The increase in research and development expenses is a result of two factors.  First, the increased number of new wireless applications the Company has contracted to develop. In order to minimize these expenses, the Company increased its utilization of software developers in Croatia.  Personnel costs in Croatia are lower than those in the United States.  Second, the increase of the research and development costs in the current period as compared to the prior period resulted from a reallocation of employees who previously worked on governmental contracts.   During the second half of the nine month period ended September 30, 2002, there were no governmental contracts in process and accordingly, all employees who were previously assigned to work on such contracts were assigned to work on research and development activities in the mobile and wireless sector.

                      Non-Cash Consulting Expense.  Non-cash consulting expense for the nine-month period ended September 30, 2003, in the amount of $110,192 is attributable to: (1) the issuance of 219,266 shares of restricted common stock issued to consultants for services valued at $78,595; (2) 56,800 stock options granted to consultants for services valued at $11,976, such value was determined by using the Black-Scholes option-pricing model; (3) the $15,000 of amortization of a deferred expense recorded in 2002 relating to the issuance of 55,555 shares of restricted common stock, valued at $22,500, for consulting services to be rendered over a 4.5 month period; and (4) $4,621, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

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

                        Interest Expense.  Interest expense for the nine-month period ended September 30, 2003, was $51,775, compared to interest expense of $459,186 for the corresponding period of the prior year. Net interest expense for the nine-month period ended September 30, 2003 related to interest costs associated with capital lease obligations and note payable agreements.

                        Net interest expense for the nine-month period ended September 30, 2002, was $459,186 and includes interest costs associated with capital lease obligations and note payable agreements of $38,936, plus the following items associated to the convertible debentures issued on July 19, 2002:

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
  $1,285, relating to interest expense incurred while the debentures remained outstanding based on the stated rate of 6% per annum.  At the Company’s election, theses interest costs were paid through the issuance of shares of common stock based on the conversion rate of $0.29, resulting in the issuance of 4,429 shares of common stock.

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

                      Non-cash Settlements.  Non-cash settlements totaling $1,409,031, during the nine-month period ended September 30, 2003, is comprised of settlements with six creditors of the Company noted below.

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

  The remaining amount of the recorded liability due to H&K of $325,000 was satisfied through the issuance to H&K of 738,636 shares of the Company’s unregistered common stock, with registration rights. The fair value of the 738,636 shares of unregistered common stock was estimated at $273,295, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 738,636 unregistered common shares and the recorded value of the liability of $325,000, totaling, $51,705, was recorded as a portion of the settlement gain of $51,705. The unregistered shares have since been registered, and H&K has contractually agreed to sell no more than 18,000 shares in any one (1) business day.

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

                      On August 29, 2003, the Company signed and executed an agreement pertaining to past due amounts owed to a current service provider totaling $62,500.  Under the terms of the agreement, the service provider agreed to forgive $14,500 of the total past due amounts. The remaining amount due of $48,000 is to be paid in twelve-monthly installments of $4,000 each.  The non-cash settlement gain resulting from this transaction totaled $14,500.

                      During 1999, the Company entered into an agreement with  Raytheon Company (“Raytheon”) to repurchase 1,533 shares of its common stock from Raytheon for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, the Company entered into a promissory note with Raytheon whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note began accruing interest at 18% per annum.   On September 30, 2003, the Company executed a settlement agreement with Raytheon whereby both parties agreed to the following terms.

  $49,128 of the total balance due was forgiven by Raytheon, resulting in a portion of the settlement gain of this transaction.

  $87,516 of the total balance due will be paid over a 22 month period, with an initial payment of $10,000; six (6) equal monthly installments of $3,000; fourteen (14) monthly installments of $4,000; and one final installment of $3,516.  The settlement agreement did not provide for an interest rate component pertaining to the 22-month payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $74,306. The difference between the face value of $87,516 and the net present value of $74,306, totaling $13,210 was recorded as a portion of the settlement gain. The 20% rate of interest was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position.

  The remaining amount of the recorded liability due to Raytheon of $87,516 was satisfied through the issuance to Raytheon of 295,662 shares of the Company’s unregistered common stock, with registration rights. The fair value of the 295,662 shares of unregistered common stock was estimated at $94,613, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 295,662 unregistered common shares and the recorded value of the liability of $87,516, totaling $7,097, was recorded as an offset to the settlement gain.  Raytheon has contractually agreed to sell no more than 15,000 shares in any one (1)-business day.

Therefore, the aggregate settlement gain resulting from this transaction totaled $55,241.

                      The aggregate value of these non-cash settlements totaling $1,409,031, has been recorded as a reduction to the Company’s accounts payable and a credit in the Company’s Statement of Operations for the nine-month period ended September 30, 2003.

Net Loss.  As a result of the factors discussed above, the net losses for the nine-month periods ended September 30, 2003 and 2002 were $2,967,196 and $6,954,834, respectively.

Liquidity and Capital Resources

                      As of September 30, 2003 we had cash of $387,112, negative working capital of approximately $2.4 million, and approximately $3.2 million in current liabilities.  During the three-month period ended September 30, 2003, we funded our operations primarily through: (1) the sale of 1,250 shares of our unregistered Series C convertible preferred stock along with warrants to purchase 5.0 million shares of the unregistered common stock to individual accredited investors for gross proceeds of $1,250,000; and (2) the sale of 650 shares of our unregistered Series D convertible preferred stock along with warrants to purchase 1,625,000 shares of the unregistered common stock to individual accredited investors for gross proceeds of $650,000. While our net cash used in operations continues to decrease, we anticipate that we will continue to utilize our equity securities as the primary source of our liquidity until we obtain funding from additional institutional sources and generate positive cash flow from operations.  We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership. Our continuation as a going concern depends on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability.  In light of our financial condition and operating losses, our auditors have included in their report on our audited consolidated financial statements for the fiscal year ended December 31, 2002, an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

                      During the month of October 2003, the Company sold an additional 3,350 shares of its Series D convertible preferred stock and issued warrants in connection with such sale to purchase 16,750,000 shares of unregistered common stock with an exercise price of $0.35 per share for gross proceeds of $3,350,000.   Additionally, during October, the Company amended its articles of incorporation to establish its Series E convertible preferred stock that has rights and privileges identical to the Series D convertible preferred stock.  During October, the Company sold 200 shares of its Series E convertible preferred stock and issued warrants in connection with such sale to purchase 500,000 shares of unregistered common stock with an exercise price of $0.35 per share for gross proceeds of $200,000.  Company paid cash commissions of $162,763 in connection with these offerings.

                      As of the date of this filing, we have not paid 2 of our regularly scheduled bi-monthly payrolls earned in 2003 to all the employees of Summus totaling $187,500.  In addition, we owe consultants approximately $147,000 for services provided to Summus through September 30, 2003.  As of the date of this filing, these amounts remain unpaid and are recorded as accrued liabilities in the period they were incurred.  Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options have an exercise price equal to the fair market value of the Company’s common stock based on the closing price of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Four of the Company’s executives participated in this arrangement from its inception through the six-month period ended June 30, 2003 and three of the Company's executives continued to participate in this arrangement during the three month period ended September 30, 2003, at reduced salary levels ranging between 25% and 35% of their respective annual compensation. During the three and nine-month periods ended September 30, 2003, the Company issued 137,298 and 415,071 fully vested stock options with exercise prices ranging between $0.28 and $0.51 per share under this plan.

                      Through the end of our fiscal year ended December 31, 2002 and during 2003, we had entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.  As of the date of this filing, we have been able to make all of the required payments established under settlement agreements previously arranged with certain vendors.  We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances.  Additionally, as of September 30, 2003, we had approximately $3.2 million in current liabilities, of which $1.1 million were greater than 90 days old.

                      As of the date of this quarterly report, we are a party to one unsettled lawsuit, whereby the claimant has sued us for non-payment of services provided to the Company.  The aggregate value of this claim is $276,374 (which has been accrued), plus interest.  Summus has filed an answer to this claim disputing the total amount claimed and is in the process of attempting to negotiate a settlement with the creditor.

                      Under the terms of a settlement agreement dated August 7, 2001 with Analysts International Corporation ("AIC"), we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000, according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness was paid in full.  We ceased making payments under this settlement agreement on November 15, 2002 due to liquidity constraints, and therefore, we were in default under the initial terms of the agreement. The Company received notification of its default from AIC on July 9, 2003, and the 3-day cure period to which the Company was entitled under the terms of the settlement agreement expired, which would allow AIC to file a consent judgment against the Company.  While negotiating to amend the settlement agreement in August 2003, Summus learned that AIC had filed the consent judgment on February 13, 2002, which Summus believes is in breach of the original settlement agreement.  In September 2003, the parties negotiated a revised settlement agreement pursuant to which (i) the consent judgment remains filed and of record, (ii) AIC will file with the court a credit to the judgment reflecting all payments made by the Company; (iii) the payment terms have been revised to require payment by the Company of $60,000 by September 5, 2003, which has been made, and $7,500 per month thereafter until the full amount of the current indebtedness of approximately $172,648 in principal and $85,000 in accrued interest is paid, and (iv) AIC agrees to refrain from executing on the consent judgment as long as the Company makes the payments required by the revised settlement terms as identified in this paragraph.  In the event that the Company fails to make a scheduled payment as set forth in this revised settlement agreement, AIC may execute on the consent judgment and seek to satisfy the judgement from the assets of the Company in accordance with the laws of the state of North Carolina.  The execution of the AIC consent judgment, if effected by AIC, could have a material adverse effect on the ability of the Company to continue in business.  There can be no assurance that we will be able to generate sufficient funds in order to maintain the scheduled payments under this revised settlement agreement with AIC.

                      The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute fully on our business plan, we anticipate that it will require approximately $4.0 to $5.0 million in additional working capital within the next 12 months to complete the domestic rollout of our operations, as well as the expansion of our operations to Europe and Asia, where the wireless network infrastructure is currently more developed than it is in North America. We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership.

                      Cash Flow used in Operating Activities.  Net cash used in operating activities was $3,511,722 in the nine-month period ended September 30, 2003, compared to $5,748,920 in the corresponding period of the prior year. The decrease in net cash used in operating activities was primarily due to the reduction in the net loss for the current period as compared to the prior period and less cash payments on accounts payable and accrued liabilities in the current period as compared to the prior period.

                      Cash Flow from Investing Activities.  Net cash was used in investing activities was $11,721in the nine-month period ended September 30, 2003, compared to $38,886 in the corresponding period of the prior year.  Net cash used in investing activities for each of the nine-month periods ended September 30 represented the purchase of computer equipment.

                      Cash Flow from Financing Activities.  Net cash provided by financing activities was $3,884,565 in the nine-month period ended September 30, 2003 compared to net cash provided by financing activities of $6,070,792 in the corresponding period of the prior year. Net cash provided by financing activities in the nine-month period ended September 30, 2003 related to:

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
  the sale of 1,250 shares of unregistered Series C convertible preferred stock, along with warrants to purchase an additional 5.0 million shares of common stock for net proceeds of $1,214,737;

  the sale of 650 shares of unregistered Series D convertible preferred stock, along with warrants to purchase an additional 1,625,000 shares of common stock for net proceeds of $650,000;

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

  cash was used for $86,134 in principal payments on capital lease obligations.

Net cash provided by financing activities in the nine-month period ended September 30, 2002 related to:

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

New Accounting Pronouncements

                      In August 2001, the Financial Accounting Standards Board (“ FASB”) issued Statement of Financial Accounting Standards 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time that the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset.  The standard is effective for financial statements for fiscal years beginning after June 15, 2002 and was adopted by the Company on January 1, 2003.  The adoption of SFAS 143 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

                      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation   - Transition and Disclosure (“SFAS 148”).  SFAS 148 provides transition guidance for companies that adopt the fair value method for stock-based employee compensation and has certain disclosure provisions that are effective as of December 31, 2002.  Due to the Company continuing to apply the intrinsic value provisions of APB 25, the adoption of SFAS 148 did not have any impact on its net loss or financial position.  The disclosure provisions of this statement have been incorporated herein.

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

                      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the beneficiary in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Company was required to adopt the provisions of FIN 46 effective July 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on the Company’s results of operations, financial position or cash flows.

                      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments, which under previous guidance could be accounted for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for fiscal periods beginning after December 15, 2003. The Company has not issued any equity securities of this type since May 31, 2003 and is currently evaluating the impact of adoption of SFAS 150 on its financial position and results operations.

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

Item 4.       Controls and Procedures

                      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.
OTHER INFORMATION

Item 1.     Legal Proceedings

                        Analysts International Corporation Litigation

                      Under the terms of a settlement agreement dated August 7, 2001 with Analysts International Corporation ("AIC"), we agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000, according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the agreement, and (iii) $10,000 per month thereafter until the balance of the indebtedness was paid in full.  We ceased making payments under this settlement agreement on November 15, 2002 due to liquidity constraints, and therefore, we were in default under the initial terms of the agreement. The Company received notification of its default from AIC on July 9, 2003, and the 3-day cure period to which the Company was entitled under the terms of the settlement agreement expired, which would allow AIC to file a consent judgment against the Company.  While negotiating to amend the settlement agreement in August 2003, Summus learned that AIC had filed the consent judgment on February 13, 2002, which Summus believes was in breach of the original settlement agreement.  In September 2003, the parties negotiated a revised settlement agreement pursuant to which (i) the consent judgment remains filed and of record, (ii) AIC will file with the court a credit to the judgment reflecting all payments made by the Company; (iii) the payment terms have been revised to require payment by the Company of $60,000 by September 5, 2003, which has been made, and $7,500 per month thereafter until the full amount of the current indebtedness of approximately $172,648 in principal and $85,000 in accrued interest is paid, and (iv) AIC agrees to refrain from executing on the consent judgment as long as the Company makes the payments required by the revised settlement terms as identified in this paragraph.  In the event that the Company fails to make a scheduled payment as set forth in this revised settlement agreement, AIC may execute on the consent judgment and seek to satisfy the judgement from the assets of the Company in accordance with the laws of the state of North Carolina.  The execution of the AIC consent judgment, if effected by AIC, could have a material adverse effect on the ability of the Company to continue in business.  There can be no assurance that we will be able to generate sufficient funds in order to maintain the scheduled payments under this revised settlement agreement with AIC.

Item 2.     Changes in Securities and Use of Proceeds

                      During the three-month period ended September 30, 2003, the Company issued an aggregate of 295,662 shares of its common stock to one entity; 1,250 shares of our Series C convertible preferred stock to three investors (which is convertible into 5.0 million shares of the Company’s common stock); and 650 shares of our Series D convertible preferred stock to three investors (which is convertible into 3,250,000 shares of the Company’s common stock). These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.

 Stock Issuances for Cash

                      Series C Convertible Preferred Stock

                      During July and August of 2003, we issued an aggregate of 1,250 shares of our unregistered Series C convertible preferred stock, stated value of $1,000 per share, to three investors for an aggregate consideration of $1,250,000.  Each share of the Series C convertible preferred stock, which has an issue price and liquidation preference of $1,000 per share, is convertible into 4,000 shares of common stock at any time after nine months from the issuance date. In connection with this capital raising activity, we paid cash commissions totaling $35,263. The shares were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name of Purchaser	Number of Shares
Donald D. Hammett	500
Owen Brown	250
John Williams	500

Series D Convertible Preferred Stock

                      During September of 2003, we issued an aggregate of 650 shares of our unregistered Series D convertible preferred stock, stated value of $1,000 per share, to three investors for an aggregate consideration of $650,000.  Each share of the Series D convertible preferred stock, which has an issue price and liquidation preference of $1,000 per share, is convertible into 5,000 shares of our common stock. The shares were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name of Purchaser	Number of Shares
The Focus Fund LP	300
Jane L. Ellisen	100
Neal I. Goldman	250

Stock Issuances for Services

                      On September 30, 2003, the Company executed a settlement agreement with Raytheon Company (“Raytheon”) settling a note payable agreement that was currently in default and accruing interest at an annual rate of 18% per annum.  Under the terms of the Raytheon agreement, both parties agreed to the following terms.

  $ 49,128 of the total balance due was forgiven by Raytheon, resulting in a portion of the settlement gain of this transaction.

  $87,516 of the total balance due will be paid over a 22 month period, with an initial payment of $10,000; six (6) equal monthly installments of $3,000; fourteen (14) monthly installments of $4,000; and one final installment of $3,516.  The settlement agreement did not provide for an interest rate component pertaining to the 22-month payment plan.  Therefore, an interest rate of 20% per annum was used to present value the note, resulting in a net present value of $74,306. The difference between the face value of $87,516 and the net present value of $74,306, totaling $13,210 was recorded as a portion of the settlement gain. The 20% rate of interest was considered appropriate to fair value the note based on the Company’s financial condition, including its negative working capital and negative net worth position.

  The remaining amount of the recorded liability due to Raytheon of $87,516 was satisfied through the issuance to Raytheon of 295,662 shares of the Company’s unregistered common stock, with registration rights. The fair value of the 295,662 shares of unregistered common stock was estimated at $94,613, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 295,662 unregistered common shares and the recorded value of the liability of $87,516, totaling $7,097, was recorded as a portion of the settlement gain.  Raytheon has contractually agreed to sell no more than 15,000 shares in any one (1)-business day.

  Therefore, the aggregate settlement gain resulting from this transaction totaled $55,241.

Item 6.       Exhibits and Reports on Form 8-K

(a)	Exhibits:
		3.1	Amended and Restated Articles of Incorporation, filed February 28, 2000
		3.2	Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000
		3.3	Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 3, 2000
		3.4	Amendment to Amended and Restated Articles of Incorporation , filed February 27, 2002, changing our name to Summus, Inc. (USA)
		3.5	Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares
		3.6	Articles of Amendment of Summus, Inc. (USA) for Series C Convertible Preferred Stock, dated June 16, 2003
		3.7	Articles of Amendment of Summus, Inc. (USA) for Series D Convertible Preferred Stock, dated September 25, 2003
		3.8	Articles of Amendment of Summus, Inc. (USA) for Series E Convertible Preferred Stock, dated October 17, 2003
		4.1	Form of Series C Convertible Preferred Stock Subscription Agreement
		4.2	Form of Series C Convertible Preferred Stock Registration Rights Agreement
		4.3	Form of Series D Convertible Preferred Stock Subscription Agreement
		4.4	Form of Series D Convertible Pre4erred stock Registration Rights Agreement
		4.5	Form of Series E Convertible Preferred Stock Subscription Agreement
		4.6	Form of Series E Convertible Pre4erred stock Registration Rights Agreement
		4.7	Form of Warrant issued in connection with the Company's Series E Convertible Preferred Stock
		10.1	Employment Agreement of Greg Dyer, dated as of November 1, 2003
		31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Bjorn D. Jawerth, Chief Executive Officer
		31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Robert S. Lowrey, Chief Financial Officer
		32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Bjorn D. Jawerth, Chief Executive Officer
		32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Robert S. Lowrey, Chief Financial Officer

(b)	Reports on Form 8-K: None

SIGNATURES

                    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	SUMMUS, INC. (USA) By: /s/ BJORN D. JAWERTH Björn D. Jawerth Chief Executive Officer

Date: November 12, 2003	By: /s/ ROBERT S. LOWREY Robert S. Lowrey Chief Financial Officer