Form 10-K
period 2003-12-31
SUMMUS INC USA
filed 2004-03-31
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.001 per share
(Title of Class)

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

                Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☑

                The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $14,965,913 based on the average of the bid and asked price of the stock reported for such date.  For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

                The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of March 22, 2004 was 71,277,220.

SUMMUS, INC. (USA)
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

EXPLANATORY NOTE

Change in Revenue Recognition Policy

                After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter of 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations.  These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss.  The amount by which revenues and costs of revenues have been reclassified for the year ended December 31, 2003 is $635,989.  All revenues reported on this Form 10-K for 2003 have been reported on the gross method.  Revenues and costs of revenues for 2002 have not been reclassified due to immateriality.

FORWARD-LOOKING STATEMENTS

                This annual report on Form 10-K contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements made in the section of this annual report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this annual report containing the words “believes,” “anticipates,” “plans,” “should,” “expects”, “intends” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties, and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. Some of the most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

  a lack of sufficient financial resources to implement our business plan, which has resulted in our receiving a “going concern” opinion from our independent auditors with respect to our audited financial statements as of and for each of the years ended December 31, 2003, 2002 and 2001;

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

-i-

  technological competition, which creates the risk of our technology being rendered obsolete or noncompetitive;

  the lack of patent protection with respect to our technology;

  potential infringement of the patent rights of third parties; and

  evolving technology trends.

                Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this annual report.  In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make in our subsequent quarterly reports on Form 10-Q, current reports on Form 8-K, annual reports on Form 10-K, and other reports filed with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and assumptions relevant to our business in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” section of  this annual report at the end of “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.  These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect us.

-ii-

ITEM 1.                BUSINESS

                Except where otherwise indicated, the terms “Company,” “Summus” , “we,” “us” and “our” refer to Summus, Inc. (USA).  Our executive offices are located at 434 Fayetteville Street, Suite 600, Raleigh, N. C. 27601 and our telephone number is (919) 807-5600.  Our Internet website address is www.summus.com.  We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov or by calling the SEC Office of Public Reference toll free at (800) 942-8090. However, the information found on our website or the SEC website is not part of this annual report.

Corporate Overview

                Summus’ predecessor company, High Speed Net Solutions, Inc., was founded in 1984.  Summus, Ltd. was merged into High Speed in February 2001.  High Speed changed its name in February 2002 to Summus, Inc. (USA).  Our goal is to be the leading developer of applications and information processing tools that optimize the wireless multimedia experience.  Our solutions are developed using our BlueFuel™ platform and will enable the evolution of mobile and wireless devices for dynamically interacting with information resources.  We have designed, developed and deployed a suite of end-user applications built on our BlueFuel platform.  Our BlueFuel platform enables information mobility, management and exchange tasks on low-, mid- and high-tier data-enabled cellular handsets, smart phones, personal digital assistants (PDA’s) and other handheld wireless devices.  The BlueFuel platform works over existing second generation (2G) wireless networks, as well as 2.5G and 3G networks, and is not generally limited by the wireless network.  Our vision is to enable the mobile end-user to carry out everyday tasks by seamlessly integrating the information resources (data, devices, and communication networks) involved in accomplishing those tasks into an efficient, mobile interface.

The Market Opportunity

                Market research sources project significant growth in the mobile and wireless market.  Revenues in the multi-billions of dollars are predicted over the next 2-4 years in several sectors within the mobile and wireless arena.  These sectors include streaming media, multimedia services, location-based services and multimedia messaging.  Over the next ten years, Telecompetition, Inc., projects that the market for advanced mobile and wireless services will exceed $275 billion.  In addition, mobile data subscribers will increase to over 1.5 billion by 2010, a thirty-fold increase.Summus believes that ultimate success in the mobile and wireless market will require overcoming two significant challenges:

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

Our Strategy

                To become a leading provider of efficient information processing solutions for the mobile and wireless market, we intend to use our strategic content relationships, carrier distribution channels and our technology assets to build solutions that provide a compelling user experience for consumers in the mobile and wireless environment. Once established, Summus will employ a carefully designed intellectual property strategy to protect out market position.

                Our strategy is to apply our technology assets and experience with the objectives of:

  exploiting the market opportunity for mobile and wireless solutions by delivering compelling consumer applications across mobile operating systems for remote access to and processing of information resources via handheld devices, which in-turn will build and validate our BlueFuel platform;

  establishing Summus as a leading provider of wireless applications, solutions, tools and services in the wireless and mobile market by utilizing the BlueFuel platform for efficient information processing through mobile and wireless platforms;

  engaging a business model that leverages our strategic content relationships, carrier distribution channels and our BlueFuel platform by providing all participants in the mobile information value chain with an economic motivation to offer their respective piece of the solution through the BlueFuel platform;

  recruiting partners and entering into agreements that complete and tie together the pieces necessary to deliver a total solution to the consumer; and

  once established, providing a set of Application Program Interfaces (“APIs”), tools, and underlying efficient connectivity components comprising the BlueFuel platform, that provide seamless integration with access points into the carrier “pipeline” for participants in the value chain.

                We have secured a number of relationships across the value chain and continue to seek additional relationships to ensure that our products and services will be compelling and available to end-users, as described below.

                We have designed and developed our BlueFuel platform to be compatible with QUALCOMM's Binary Runtime Environment for Wireless (BREW™) wireless operating system, and other operating systems including Symbian, Java 2 Micro Edition (J2ME) and Pocket PC.  BREW is an applications platform for wireless devices using a variety of air interfaces. Among these is Code Division Multiple Access (CDMA), which is expected to be the leading standard for third-generation, high-speed wireless voice and data communications.  GSM is currently the de facto standard in Europe and Asia, with a reported 863.6  million subscribers worldwide as of  July 2003 (as reported by the GSM Association).  CDMA has a reported 162.3 million subscribers worldwide as of July 2003 (as also reported by the GSM Association).  CDMA  (1) has a greater network capacity, as a result of adjusting the transmission rate when there is no voice or data on the channel, (2) rapid and smooth migration to high-speed data capability, thus minimizing service interruptions during technology upgrades, (3) growing international coverage, and (4) the highest transmission speed.  The BREW platform provides a standard programming environment that gives software developers the tools to create compelling wireless applications and services that can be offered by wireless carriers to their customers.

                We continue to build applications on the J2ME operating system using our BlueFuel platform.  J2ME is deployed on millions of devices around the world and is currently supported by, among others, CDMA and GSM air interfaces.   The J2ME platform boasts robust security, a flexible user interface, a broad range of built-in network protocols, and support for networked and disconnected applications. J2ME applications can be downloaded dynamically from the phone or a web interface, which is very convenient to consumers.

Content Providers

                In seeking to build relationships with content providers, our approach is to:

  seek out major content brands,

  provide products for encoding and efficiently storing, viewing, and manipulating multimedia content for viewing on digital cell phones or PDAs,

  reduce the burden on the content provider to deliver applications and services on mobile devices, and provide a quick development cycle along with broad platform deployment support.

Content providers are accustomed to traditional means of message delivery (i.e., print media and the Internet).  The mobile and wireless media extend the reach of content providers, thereby offering the potential for increased revenue generation.  We have entered into contracts with various content providers to deliver, for example, news, weather, financial information, and sports and entertainment content, using our BlueFuel platform.

                Our business development activities continue to expand with major content brands such as Sports Illustrated and Fujifilm.  Throughout 2003, we have executed contracts with a variety of content providers to build applications utilizing our BlueFuel platform.  We develop applications that enable the content to be delivered to wireless devices and negotiate with carriers directly to gain access to end-users.  Summus retains and records revenue generated from the agreement with the carrier and pays the content partner a percentage of revenue or a monthly fee based on a volume matrix of subscribers accessing that particular partners' content.

                Some of the content partners with which we have executed agreements and applications which contribute a significant portion to our revenues are listed below.  A complete list of our partners and products can be seen at www.summus.com.

  ZIO Interactive - We incorporate aspects of our BlueFuel platform and are the primary distributor of ZIO’s mobile and wireless games in the U.S. market.  Currently, we have four games developed on the BREW platform:

  Nineball, a billiards game;

  Ultimate Golf Challenge, a golf simulation game;

  Fun2Link, a puzzle game; and

  Metallion, an action shooting game.

The games or a subset of the games are available on the Verizon Wireless, US Cellular, ALLTEL, Western Wireless, Midwest Wireless, BellSouth International, Verizon International and Telstra networks for a one-time purchase or through a monthly subscription. Nineball, Ultimate Golf Challenge, Fun2Link and Metallion are also being distributed by VIVO, a Brazilian wireless carrier utilizing the BREW platform.  Nineball is available for distribution on the J2ME platform and is currently offered by T-Mobile, Telus and Bell Mobility.

  Snapfish– Snapfish Mobile provides subscribers complete access to their film and digital photos stored on the Snapfish.com website.  Subscribers are able to store, view, share and print digital camera photos, as well as save photos as wallpaper on the handset display via the Snapfish Mobile application.  Snapfish Mobile is available on the BREW platform through the Verizon Wireless and ALLTEL wireless networks and on the WAP platform through the Cingular Wireless and O2 Revolution wireless networks, as well as the AT&T Wireless mMode service network.  Snapfish Mobile is also available on the J2ME platform, but it has yet to be deployed on a carrier network in this format.

  The Associated Press– We have developed the AP Photo, News & Sports application that provides current events and sports information through a cellular handset.  The subscriber logs in to the application to view top headlines, photos and full stories from the Associated Press.  The application is available in English and Spanish.  AP Photos, News & Sports is available on the BREW platform through the Verizon, US Cellular, ALLTEL, Bellsouth International, and Verizon International networks.  This application is also available on the J2ME platform and has been deployed on the Sprint PCS carrier network.

  Fuji Photo Film U.S.A. – Summus and Fuji Photo Films U.S.A. have developed and launched “Get the Picture TM” , a new mobile photo services for consumers. This application enables consumers to turn their phones into a photo album to take anywhere. Users can display pictures from their Fujifilm.net album.  This new Fujifilm photo portal application is now available through AT&T Wireless’s mMode(SM) service on compatible wireless phones.  This application allows subscribers to view, store and share photos taken with traditional digital cameras, as well as Panasonic’s GU87 and Nokia’s 3650 camera phones, through Fujifilm.net.  This application is also being developed for the BREW platform for deployment in the second quarter of 2004.

  Sports Illustrated – We have entered into an agreement with Sports Illustrated to provide wallpaper and screen savers based on the Sports Illustrated Swimsuit photos.  The SI Swimsuit photos are being made available to carriers in the first quarter of 2004.  Users can currently purchase the SI Swimsuit content through AT &T Wireless, T-Mobile, Cingular and Bell Mobility.  Users will be able to view and set as wallpaper or screen savers a new collection of SI swimsuit photos each month through either a handset application or through their carrier’s wallpaper/screen saver download site.

                Cellular Carriers

                In building relationships with cellular carriers, we have focused on using our BlueFuel platform to provide the best user experience and facilitate multimedia content transmission via specific carrier air interface networks (e.g., GSM, TDMA, CDMA) in conjunction with carrier device manufacturers.  We have launched several applications on multiple handsets on the following wireless carrier networks.

Domestic Wireless Carriers:	International Carriers:
Verizon Wireless US Cellular ALLTEL Cingular Wireless AT&T Wireless Sprint PCS T-Mobile Midwest Wireless Western Wireless Metro PC Nextel
  Telstra in Australia
  VIVO in Brazil
  O2 in Europe
  Bell Mobility in Canada
  Telus Mobility in Canada
  Telefonica Moviles in Peru
  BellSouth International in Latin America
  Verizon International in Latin America

                Mobile Virtual Network Operators

                Mobile Virtual Network Operators (MVNOs) represent an excellent early stage market opportunity for Summus to provide a complete solution to the end-user as this market evolves.  An MVNO is a reseller of wireless carrier airtime and services.  Our standard offering to MVNOs includes a bundle of preloaded applications on targeted handsets as well as access to other Summus applications and customized development.  This will allow MVNOs to provide interoperability with carriers and simplified integration of new multimedia content and services.  Our business model for MVNOs includes a guaranteed revenue stream to Summus for preloaded applications and revenue sharing with the MVNO for downloaded premium applications.  Primarily, the type of applications included in each bundle will determine price points for preloaded applications.  We are structuring the business model for the MVNO’s as a combination of licensing fees and revenue sharing.

                Under our agreement with Single Touch Interactive, Inc., an MVNO, they were obligated to pay us guaranteed amounts of approximately $60,000 per month for the 12 months beginning October 14, 2003.  We were not receiving those amounts owed to us by Single Touch, and we asked for arbitration pursuant the terms of our agreement.  On March 8, 2004, Single Touch and Summus entered into a settlement agreement in which Single Touch agreed (1) to pay Summus $35,000 a month for twelve (12) months and (2) enter into a  new agreement in which Summus will provide a suite of wireless applications to Single Touch for use in kiosks and wireless retail outlets to be deployed by Single Touch.

Our Products

                Our BlueFuel Platform

                Summus’ BlueFuel platform is the foundation upon which mobile and wireless activities can be effectively and efficiently executed and is the foundation for a majority of our applications.  BlueFuel occupies a position in the mobile and wireless infrastructure similar to that of the operating system on a PC.  BlueFuel coordinates the interaction of information resources under the technical challenges imposed by devices, networks, information content, and the end-user’s personal preferences.  BlueFuel incorporates a distributed architecture that operates within information-supplying appliances, network servers, storage devices, and end-user devices, including PDAs, handsets, and PCs.  Collectively, these are referred to as “information resources.”  The components that comprise the BlueFuel architecture are the “glue” that binds the various elements of the mobile information value chain into a compelling end-user solution and experience and turns the cellphone into a simple, easy-to-use device for the individual’s data services.

                The BlueFuel platform is constructed from a set of modules, Application Programmers Interfaces (APIs) and services that connect various elements of the value chain from content provider to mobile devices through the wireless carrier’s channel.  Architecturally, these modules, APIs and services are segmented into various layers addressing specific actions involved with information interaction in the mobile environment.  The platform occupies the space that bridges across the mobile value chain from content provider to mobile consumer.  The architecture is organized into client and server services, each providing access to applications and information resources through specific APIs and toolkits.

                The BlueFuel platform is being built from the wireless applications in a systematic development process.  As we develop new applications, we extend, adjust, and validate the value and advantages of the BlueFuel platform.  Currently, the platform is used in support of the development and deployment of Summus developed applications.  In the future, we anticipate offering third party tools for similar development and deployment by independent third parties.  The platform is in its second generation, and applications designed on the second-generation platform will be available in the second quarter of 2004.

                Picture This!TM

                With our Picture This! application, formerly known as exegoTM, a user can load all of their pictures to their Picture This! account to view and share from their mobile phone. A user can easily send pictures phone-to-phone with other Picture This! users, or access their phone’s address book to email pictures to friends and family. Picture This! comes with the enhanced BlueFuel image solution for crystal clear images, plus it allows the user to save pictures locally to the phone, and as wallpaper or caller ID (where available). The Picture This!  application is currently available on Verizon Wirless , ALLTEL, Telstra, Verizon International and BellSouth International networks.

                Content Provider Applications

                Summus has developed several products and services for its content partners using our BlueFuel platform.  These applications are described above in “Our Strategy- Content Providers.”

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

                Future Products

                                BlueFuel SDK

                Our BlueFuel SDK will enable software companies other than Summus to develop mobile applications, that can be used on a variety of wireless devices and capture the advantages of the BlueFuel platform features and capabilities.  We expect this to be available before the end of the fourth quarter of 2004.

                                Personal Server™

                Our Personal Server will enable a user to view, share, email and publish documents stored on his or her home PC, connected to the Internet, from a mobile device.  This PC application provides all the functions and features needed to enable a user’s PC for secure management and access through  their mobile device.  This product is expected to be commercially available by the end of the fourth quarter of 2004.

                                Multimedia Messaging Services (MMS)

                Summus has recently developed an MMS client prototype for the BREW platform. This MMS solution will enable BREW handsets to exchange multimedia messages with other MMS handsets, including non-BREW MMS handsets (e.g., WAP).  The Summus MMS solution can also provide MMS messaging capability for legacy BREW handsets already in the market that are not MMS enabled.  This will allow carriers to reach a larger user base for MMS messaging.  Summus plans to incorporate its MMS solution into its BlueFuel platform.  We expect this to be available before the end of the third quarter of 2004.

Sales and Marketing

                We intend to market our solutions primarily through our direct sales force, through leading device designers and manufacturers, wireless carriers, content partners, distribution portals and programming providers. Our marketing efforts, primarily focused in the U.S., are directed at increasing awareness of our applications, the capabilities of our solutions and developing relationships with content providers, wireless carriers and Internet portals.  We market our products through;

  industry trade shows;

  press releases;

  public relations initiatives;

  our website;

  the wireless carriers’ advertising and promotions;

  carrier websites;

  partners’ websites

  partners’ customer newsletters; and

  carrier sales training

                As we build closer relationships with wireless carriers we can gain more access to their retail sales channel and end user customers.  We have participated in carrier trainings where we go on location to teach sales associates about our products.  If the sales associates are familiar with our applications, we believe they will be more inclined to promote the products to their customers.  We are also getting involved with carriers by sending product promotional material to retail stores, developing contests for sales associates and consumers, doing giveaways and creating flash demonstrations of our products.

Competition

                We compete principally with a growing number of independent developers in the mobile and wireless market.  Our primary competition with respect to our Picture This! application is the additional photo applications from Pictavision, Vindigo, Kodak, RunMedia, infrastructure provider Lightsurf, as well as our own Fuji “Get The Picture” and Snapfish Mobile applications. In addition, existing simple messaging services and multimedia messaging services are entering the marketplace from Nokia, LightSurf, OpenWave, Ericsson, as well as specific carrier offerings.

                Our primary competition with respect to wireless games is with JAMDAT, and a growing community of independent game developers.  JAMDAT is an early market participant and has secured major branded content and is embedded with all major wireless carriers.   Our financial resources prohibit us from competing directly by securing branded content for games.  Instead, we look for niche opportunities to introduce games into the market.

                Our primary competion with respect to wireless information , screensaver and wallpaper applications is Vindigo and UI Evolution.  Both utilize the same strategy of partnering with name brand content providers and developing applications for the BREW and J2ME operating environments using their own platforms.   Each company has partnered with large brand partners that have strong distribution outlets and are well funded.

Intellectual Property Rights

                Currently, we have not been awarded any patents.  We have filed for four (4) patent applications. The first is in the video compression technology area, which incorporated six (6) of our previous provisional patents and for which we abandoned three (3) of our previous provisional patents that contained redundant information to the video patent.  The second is in the mobile mapping data area, which incorporated two (2) of our previous provisional patents.  We have decided not to proceed on five (5) other provisional patents at this time, but the relevant and important information contained in these provisional patents is protected through trade secret and confidentiality agreements.  The third is in the image and graphics compression area.  The fourth is in the information navigation area.   In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property.  We currently have seven trademarks protected by common law trademark marking (tm) and are in the process of securing registered marks in the United States for these marks.  We have one trademark registered with the U.S. Patent and Trademark Office.

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

Employees

                As of March 15, 2004, we had 22 full-time employees, including 3 in marketing and sales, 16 in development and 3 in corporate operations and administration. We also have engaged 13 consultants,  12 in product development (of which 7 are in Croatia and 1 in Sweden) and 1 in administration.  We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

ITEM 2.           PROPERTIES.

                Our principal executive offices are located at Two Hannover Square, 434 Fayetteville Street, Suite 600, Raleigh, North Carolina 27601.  We occupy 12,078 square feet of leased space at such location.  Our lease for this space, representing our principal executive offices, expires October 31, 2006.  The current annual base rent for such space is approximately $250,945 and will decrease to approximately $240,816 by the last year of the term.

ITEM 3.           LEGAL PROCEEDINGS.

Bowne

                On February 25, 2003, Bowne of New York City, LLC (“Bowne”) filed a civil lawsuit in the Supreme Court of the State of New York in the County of New York against Summus.  In this suit, Bowne claims that it is entitled to $276,374, plus interest, for services rendered to Summus.  Summus disputes this amount and is still in the process of negotiating a resolution to this matter.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On December 2, 2003, Summus held its 2003 Annual Meeting of Shareholders. The following items were presented to a vote of the holders (the “Shareholders”) of the Company’s issued and outstanding Common Stock.  The holders of the Company’s Series A, C, D and E convertible preferred stock had no voting rights at this Annual Meeting.

(1)	The election of Jere A. Ayers, Neil R. Guenther, Bjorn D. Jawerth and George H. Simmons to the Company’s Board of Directors, whose terms expire at the Company’s 2004 Annual Meeting of Shareholders.
(2)	Amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of shares of common stock authorized for issuance to 185,000,000 shares.
(3)	The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2003 fiscal year.

                The number of votes cast for each of the above is summarized in the table below. All numbers in the table below represent shares of Common Stock.

Item Submitted to Shareholders	For	Against	Abstain	Broker Non-Votes	Total

(1) Election of Directors

Election of Jere A. Ayers	47,196,536	568,921	238,730	0	48,004,187
Election of Neil R. Guenther	47,196,336	569,121	238,730	0	48,004,187
Election of Bjorn D. Jawerth (1)	45,590,850	2,174,607	238,730	0	48,004,187
Election of George H. Simmons (2)	47,207,536	557,921	238,730	0	48,004,187

(2) Increase in Number of Authorized Shares of Common Stock to 185,000,000	46,439,262	1,413,731	151,194	0	48,004,187

(3) Ratification of Ernst & Young, LLP
as auditors for the year ending December 31, 2003	47,917,284	77,922	8,981	0	48,004,187
_____________
(1) Dr. Jawerth resigned as a Director on March 5, 2004. (2) Dr. Simmons resigned as a Director on January 3, 2004.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

Market Information

                Our common stock, par value $.001 per share, currently trades on the Over-the-Counter Bulletin Board®.  The following table provides information about the high and low bid per share quotations of our common stock for each full quarterly period during the two years ended December 31, 2003 and 2002, and for the first quarter of 2004 through March 22, 2004, on the OTC Bulletin Board®, as provided by the National Quotation Bureau, Inc.  These quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

2002	Low	High
First Quarter	$1.15	$2.55
Second Quarter	$0.61	$1.39
Third Quarter	$0.24	$0.60
Fourth Quarter	$0.37	$0.57

2003	Low	High
First Quarter	$0.35	$0.52
Second Quarter	$0.27	$0.45
Third Quarter	$0.26	$0.40
Fourth Quarter	$0.18	$0.47

2004	Low	High
First Quarter (through March 22, 2004)	$0.12	$0.19

                On March 22, 2004, the closing sale price for our common stock as reported on the OTC Bulletin Board® was $0.13.  As of March 22, 2004, we had approximately 71,277,220 shares of common stock outstanding and approximately 570 shareholders of record.

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

                Summus’ 8% Series A convertible preferred stock accrues semi-annual dividends at a rate of 8% per annum of the initial liquidation price of $1,000 per share on each of April 1 and October 1.  These dividends are cumulative from the date of original issue, which was February 28, 2000, and shall be payable when, as, and if declared by our Board of Directors.  Any dividends payable on the Series A preferred stock may be paid in additional shares of Series A preferred stock at our option.

                The holders of Summus’ Series C, D and E convertible preferred stock are not paid any dividends under the their respective terms.

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

Recent Sales of Unregistered Securities

                During the three-month period ended December 31, 2003, the Company issued an aggregate of 60 shares of our Series C convertible preferred stock to one (1) investor (which is convertible into 240,000 shares of the Company’s common stock);

  an aggregate of 3,350 shares of our Series D convertible preferred stock to twelve (12) investors (which is convertible into 16,750,000 shares of the Company’s common stock); and

  an aggregate of 200 shares of our Series E convertible preferred stock to one (1) investor (which is convertible into 1,000,000 shares of the Company’s common stock).

These securities were not registered under the Securities Act of 1933. Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act. Except as noted below, no commissions were paid in connection with any of the issuances.  The Company has filed a registration statement on Form S-1 registering the shares of common stock underlying these securities.

Stock Issuances for Cash

                Series C Convertible Preferred Stock

                On November 11, 2003, we issued an aggregate of 60 shares of our unregistered Series C convertible preferred stock, stated value of $1,000 per share, to one (1) investor for an aggregate consideration of $60,000.  Each share of the Series C convertible preferred stock, which has an issue price and liquidation preference of $1,000 per share, is convertible into 4,000 shares of common stock at any time after nine months from its issuance date. In connection with this capital raising activity, we paid no commissions.  The shares were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name of Purchaser	Number of Shares
Neil R. Guenther	60

                Series D Convertible Preferred Stock

                During October 2003, we issued an aggregate of 3,350 shares of our unregistered Series D convertible preferred stock, stated value of $1,000 per share, to twelve (12) investors for an aggregate consideration of $3,350,000.  Each share of the Series D convertible preferred stock, which has an issue price and liquidation preference of $1,000 per share, is convertible into 5,000 shares of our common stock.  In connection with this capital raising activity, we paid commissions of $111,000 to J. Winder Hughes, one of our Directors.  The shares were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name of Purchaser	Number of Shares
JDS Capital LP	1,500
Empire Capital Partners, LP	700
London Family Trust	400
Rodney Baber, Jr.	300
Ponte Vedra Partners	200
Peter Massaniso	100
Stephen M. Finn Revocable Trust	75
Massiniso & Co.	20
Massiniso Family Limited Partnership	20
Pinnacle Asset Management	20
Frank P. Massaniso Irrevocable Trust	10
Karen Massaniso	5

                Series E Convertible Preferred Stock

                During October 2003, we issued an aggregate of 200 shares of our unregistered Series E convertible preferred stock, stated value of $1,000 per share, to one (1) investor for an aggregate consideration of $200,000.  Each share of the Series E convertible preferred stock, which has an issue price and liquidation preference of $1,000 per share, is convertible into 5,000 shares of our common stock. In connection with this capital raising activity, we paid commissions of $6,000 to J. Winder Hughes, one of our Directors . The shares were issued in transactions deemed to be exempt from registration under the Securities Act in reliance upon the exemption provided by Rule 506 of Regulation D.

Name of Purchaser	Number of Shares
RHP Master Fund, Ltd.	200

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

The following selected historical annual financial data has been derived from the financial statements of Summus (notwithstanding that such selected historical annual financial data has been labeled as that of Summus, Ltd.). The financial statements for each of the three years ended December 31, 2003, 2002 and 2001, have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere in this annual report on Form 10-K, which includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

The financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes, which are contained elsewhere in this annual report.

We have presented all amounts, except share amounts, in dollars.

SUMMUS, INC. (USA)

SELECTED FINANCIAL DATA

	1999	2000	2001	2002	2003
Consolidated Statement of Operations Data:
Revenues	$515,216	$1,068,658	$749,758	$406,952	$1,699,274
Costs of revenues	281,254	398,326	299,554	182,109	1,074,239
Selling, general and administrative expenses	3,797,067	6,180,862	7,740,867	6,155,416	4,597,036
Non-cash compensation and consulting	2,670,050	2,127,962	956,321	1,251,992	304,885
Research and development	1,356,686	1,159,833	952,605	918,948	1,056,770
Non-cash settlements	—	—	1,132,352	—	(1,525,698)
Loss before Other income (expense)	(7,589,841)	(8,798,325)	(10,331,941)	(8,101,513)	(3,807,958)
Other income (expense):
Gain on sale of stock of equity investee(1)	2,314,390	3,680,065	—	—	—
Participation in loss of equity investee(2)	(3,447,110)	(6,356,932)	—	—	—
Loss on disposal of assets	(119,180)	—	—	—	—
Interest income (expense), net	(5,239)	23,911	(56,570)	(469,571)	(69,343)
Total other income (expense)	(1,257,139)	(2,652,956)	(56,570)	(469,571)	(69,343)
Loss from continuing operations	(8,846,980)	(11,451,281)	(10,388,511)	(8,571,084)	(3,877,301)
Loss from operations of discontinued Rich Media Direct business(3)	—	—	(135,798)	—	—
Loss on disposal of Rich Media Direct business(3)	—	—	(215,500)	—	—
Net loss	$(8,846,980)	$(11,451,281)	$(10,739,809)	$(8,571,084)	$(3,877,301)
Net loss applicable to common shareholders:
Net loss	$(8,846,980)	$(11,451,281)	$(10,739,809)	$(8,571,084)	$(3,877,301)
Accretion of Beneficial conversion feature of preferred stock	—	—	—	—	(3,286,251)
Preferred stock dividends	—	—	(153,700)	(183,039)	(171,265)
Net loss applicable to common shareholders	$(8,846,980)	$(11,451,281)	$(10,893,509)	$(8,754,123)	$(7,334,817)
Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.27)	$(0.35)	$(0.30)	$(0.19)	$(0.12)
Loss applicable to common shareholders from discontinued operations	—	—	(0.01)	—	—
Net loss applicable to common shareholders (basic and diluted)	$(0.27)	$(0.35)	$(0.31)	$(0.19)	$(0.12)

Weighted average shares of common stock outstanding giving effect to the recapitalization	32,820,110	32,938,803	34,730,337	47,149,301	61,491,196

	December 31
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash	$ 647,704	$ 208,495	$ 115,992	$ 25,990	$ 2,188,645
Total assets	7,382,646	1,406,271	1,003,524	701,174	2,880,938
Total shareholders' equity (deficit)	$ 3,345,692	$ (4,653,812)	$ (5,708,495)	$ (4,464,054)	$ 286,025

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

Change in Revenue Recognition Policy

                After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations.  These transactions have been reclassified to reflect  a gross revenue presentation with no effect on gross profit or net loss.  The amount by which revenues and costs of revenues have been reclassified for the year ended December 31, 2003 is $635,989.  All revenues reported on this Form 10-K for 2003 have been reported on the gross method.  Revenues and costs of revenues for 2002 have not been reclassified due to immateriality.

Overview

                Summus’ predecessor company, High Speed Net Solutions, Inc., was founded in 1984.  Summus, Ltd. was merged into High Speed in February 2001.  High Speed changed its name in February 2002 to Summus, Inc. (USA).  Our goal is to be a leading developer of applications and information processing tools that optimize the wireless multimedia experience.  Our solutions are developed using our BlueFuel™ platform and will enable the evolution of mobile and wireless devices for dynamically interacting with information resources.  We have designed, developed and deployed a suite of end-user applications built on our BlueFuel platform.  Our BlueFuel platform enables information mobility, management and exchange tasks on low-, mid- and high-tier data-enabled cellular handsets, smart phones, personal digital assistants (PDA’s) and other handheld wireless devices.  The BlueFuel platform works over existing second generation (2G) wireless networks, as well as 2.5G and 3G networks, and is not generally limited by the wireless network.  Our vision is to enable the mobile end-user to carry out everyday tasks by seamlessly integrating the information resources (data, devices, and communication networks) involved in accomplishing those tasks into an efficient, mobile interface.

                 During the second half of 2002, the Company shifted its business focus from providing government contract services and the commercial licensing of its established technology to the development of solutions for the mobile and wireless markets.  The Company’s focus through 2003 was and continues to be wireless application development and delivery to mobile end-users.

                 To date, the Company has experienced significant operating losses as we have made investments in research and development of our underlying BlueFuel Platform and application development.  We expect to continue to make investments in those areas; however, the Company is more focused on the development and delivery of applications and the marketing of those applications to make substantial progress in revenue generation.  We plan to expand our market presence by partnering with additional wireless carriers as well as increasing subscriber adoption of our applications.  Our ability to generate profits and positive cash flow from operations will depend primarily on increasing revenues as well as implementing cost reduction measures.

Key Developments in 2003

Focus on Mobile and Wireless Market; Development of BlueFuel™ Platform

                Summus is continuing to develop applications and information processing tools that optimize the wireless multimedia experience.  Our solutions are developed using our mobile solutions platform, called BlueFuel, which will enable the evolution of mobile and wireless devices for dynamically interacting with information resources.  The Company’s vision is to enable mobile end-users to experience an entirely new mobile environment, one that frees an individual from location and time dependence and opens new possibilities as to how mobile devices are used.  Focused on the end-user experience, BlueFuel enables application developers, device manufacturers, wireless infrastructure providers, and content providers to bring a reliable, high quality mobile information experience to consumers through their mobile devices.

                Summus is focused on delivering compelling end-user applications across multiple mobile operating systems for remote access to and processing of information via handheld devices, which in-turn will build and validate our BlueFuel platform.  The strategy incorporates the release and distribution of revenue-generating products, each building to the Company’s vision.

Relationships with Content Providers and New Application Development

                Summus continues to position itself as a supplier of solutions that can run on multiple wireless platforms supporting the mobile and wireless marketplace.  Summus has developed, and continues to develop, wireless applications utilizing BlueFuel, Summus’ platform designed for efficient and easy interaction with information in the mobile environment.  BlueFuel supports applications and services on the BREW™, Java™ 2 Micro Edition (J2ME ™), Symbian™ OS, PocketPC, Palm OS and Wireless Application Protocol (WAP) wireless operating systems or platforms.

                Our business development activities continue to expand with major content brands, such as Sports Illustrated, The Associated Press, and Fuji Film.  Through 2003, we have executed contracts with a variety of content providers to build applications utilizing our BlueFuel Platform.  Currently, up to eleven (11) wireless carriers in the United States and eight (8) international carriers deploy at least one or a combination of the twenty-five (25) wireless applications that have been completed by the Company.

Non-cash settlements

                During the year ended December 31, 2003, the Company executed seven settlement agreements with creditors of the Company.  The detail of each of the settlement agreements has been provided in the Results of Operations, set forth below.  The aggregate gains of these non-cash settlements totaling $1,525,698 have been recorded as reductions to the Company’s operating expenses in the Company’s Statement of Operations for the year ended December 31, 2003.

Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes included in this report.

Year ended December 31, 2003 compared to Year ended December 31, 2002

Change in Revenue Recognition Policy

                After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations.  These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss.  The amount by which revenues and costs of revenues have been reclassified for the year ended December 31, 2003 is $635,989.  All revenues reported on this Form 10-K for 2003 have been reported on the gross method.  Revenues and costs of revenues for 2002 have not been reclassified due to immateriality.

Revenues

                Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $1,191,163 to $1,395,296 during the year ended December 31, 2003, up 584% from $204,133 in the year ended December 31, 2002.  The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users.  During the year ended December 31, 2003, up to eleven (11) wireless carriers in the United States and eight (8) international carriers currently deployed at least one or a combination of the twenty-five (25) wireless applications that have been completed by the Company.  Each of the applications deployed were developed following agreements with a content partner to provide access to their content, except the Picture This!™ (formerly exego™) application, which was internally developed by Summus.

                Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase per use or a monthly subscription.   Revenue totaling $100,000 from wireless applications and contracts during the year ended December 31, 2002, resulted solely from a strategic partnership agreement related to the mobile and wireless markets.  Revenue under this agreement was recognized ratably over the year ended December 31, 2002.

                Wireless License Fees. Revenue earned from wireless license fees totaled $249,951 in the year ended December 31, 2003.  During this period, the Company had sold and delivered existing image software for use in wireless transmission applications.  During the year ended December 31, 2002, the Company did not generate any revenue or costs of revenue related to wireless license fees.

                Contracts and License Fees.  Revenue from contracts and license fees decreased $148,792 to $54,027 in year ended December 31, 2003, down 73% from $202,819 in the year ended December 31, 2002.  The decrease in contract and license fees resulted from the Company shifting its primary focus during the second quarter of 2002 from providing governmental contract services and the commercial licensing of its established technology in non-wireless environments to the development of solutions for the mobile and wireless markets.  Revenues earned during the years ended December 31, 2003 and 2002 were generated from providing governmental contract services and the commercial licensing of technology.

Costs of Revenues

                Wireless Applications and Contracts.  Costs of wireless applications and contracts increased $946,380 to $1,064,643 during the year ended December 31, 2003, up 800% from $118,263 for the year ended December 31, 2002.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the year ended December 31, 2003.  The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.  During the year ended December 31, 2002, there were no direct costs associated with $100,000 of wireless applications and contracts revenue earned from a strategic partnership agreement because there were no specific, direct costs associated with the agreement related to the mobile and wireless markets.

                Wireless License Fees.  There were no costs of revenues regarding wireless license fees during the year ended December 31, 2003 since the license fee agreements consummated during this period related to technology that had been previously developed by the Company. During the year ended December 31, 2002, the Company did not generate any revenue or costs of revenue related to wireless license fees.

                Contracts and License Fees.  Costs of contracts and license fees decreased $54,250 to $9,596 during the year ended December 31, 2003, down 85% from $63,846 for the year ended December 31, 2002.  The decrease in costs of contract and license fees resulted from the Company shifting its primary focus during the second quarter of 2002 from providing governmental contract services and the commercial licensing of its established technology in non-wireless environments to the development of solutions for the mobile and wireless markets.  Costs of contracts and license fess consisted primarily of salaries and other related costs of providing governmental contract services, as well as any direct costs related to the sale, delivery and installation of its commercial software.

Gross Profit

                Wireless Applications and Contracts.  Gross profit resulting from the development and deployment of wireless applications totaled $330,653 or 24% of wireless applications and contracts revenue for the year ended December 31, 2003.  During the year ended December 31, 2002, the Company generated a gross profit of $85,870 or 42% of wireless applications and contract revenue. The gross profit resulting from these activities is a result of deducting costs consisting mostly of third-party hosting fees, testing fees, and content information provided by our content providers, from the related earned revenue.  During the year ended December 31, 2002, the Company earned $100,000 under a strategic partnership agreement related to the mobile and wireless markets.  There were no specific direct costs associated with this contract.

                Wireless License Fees.    Gross profit resulting from wireless license fees totaled $249,951.  The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the year ended December 31, 2003.  Additionally, the Company does not expect to incur any future obligations relating to these license fees. During the year ended December 31, 2002, the Company did not generate any revenue, costs of revenue or gross profit related to wireless license fees.

                Contracts and License Fees.  Gross profit resulting from governmental contract services and the commercial licensing of technology during the year ended December 31, 2003 totaled $44,431 or 82% of contracts and license fee revenue.  During the year ended December 31, 2002, the Company generated a gross profit of $138,973 or 69% of contracts and license fees revenue.  The gross profit from these activities resulted from deducting primarily salaries and other related costs from the related earned revenue.

Expenses

                Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the year ended December 31, 2003, were $4,597,036, compared to $6,155,416 for the year ended December 31, 2002.  The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, primarily salaries, third-party consulting fees, travel and general office administration costs.  The reductions in these categories reflect continued cost reduction efforts implemented by management.

                Non-Cash Compensation.  Non-cash compensation for the year ended December 31, 2003 was $185,255 compared to $364,000 for the year ended December 31, 2002.  Non-cash compensation for the year ended December 31, 2003, reflects the amortization for twelve months of deferred compensation resulting from stock options granted in prior years and during the year ended December 31, 2003, at prices below the fair value of the underlying common stock.

                Non-cash compensation for the year ended December 31, 2002, of $364,000 includes $202,642 of amortization for twelve months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The remaining amount of $161,358 reflects stock options that were granted to an employee with exercise prices below the estimated fair value of the underlying common stock.

                Research and Development.  Research and development expenses for the year ended December 31, 2003, were $1,056,770 compared to $918,948 for the year ended December 31, 2002.  The increase in research and development expenses is a result of two factors.  First, there was an increase in the number of new wireless applications the Company has contracted to develop.  In order to minimize these expenses, the Company increased its utilization of software developers in Croatia.  Personnel costs in Croatia are lower than those in the United States.  Second, the increase of the research and development costs in the current period as compared to the prior period resulted from a reallocation of employees who previously worked on governmental contracts.  Beginning in late 2002, the Company shifted its focus to developing wireless applications from providing governmental contract services and the commercial licensing of its technology in non-wireless environments.  Accordingly, all employees who were previously assigned to work on such contracts were assigned to work on research and development activities in the mobile and wireless sector.

                Non-Cash Consulting Expense.  Non-cash consulting expense for the year ended December 31, 2003, in the amount of $119,630 is attributable to: (1) the issuance of 179,257 shares of restricted common stock issued to consultants for services valued at $65,803; (2) 103,400 stock options granted to consultants for services valued at $29,888, such value was determined by using the Black-Scholes option-pricing model; (3) the $20,000 of amortization of a deferred expense recorded in 2002 relating to the issuance of 55,555 shares of restricted common stock, valued at $22,500, for consulting services to be rendered over a 4.5 month period; and (4) $3,939, representing the fair value, as determined using the Black-Scholes option-pricing model, of stock warrants granted to a consultant of the Company.

                  Non-cash consulting expense for the year ended December 31, 2002, in the amount of $887,992 is attributable to the following: (1) the issuance of 394,567 shares of restricted common stock and 453,532 options and warrants to purchase restricted common stock to consultants for services valued at $765,477; (2) stock options granted to three new members of our Advisory Board during the year ended December 31, 2002, resulting in deferred consulting expense of $103,950, of which $97,515 was charged to expense during the year ended December 31, 2002; and (3) a stock option granted to a member of our Advisory Board for consulting services resulting in total deferred consulting expense of $40,000, of which $25,000 was charged to expense during the year ended December 31, 2002.  The remaining amounts of deferred compensation not charged to expense will be charged to expense as future vesting of the stock options occurs.   The value of the stock options granted to consultants, including the members of the Board of Advisors, was determined by using the Black-Scholes option-pricing model.

                Interest Expense.  Interest expense for the year ended December 31, 2003, was $69,343, compared to interest expense of $469,571 for the year ended December 31, 2003. Net interest expense for the year ended December 31, 2003 related to interest costs associated with capital lease obligations and note payable agreements.

                Net interest expense for the year ended December 31, 2002, was $469,571 and includes interest costs associated with capital lease obligations and note payable agreements of $49,321, plus the following items related to the convertible debentures issued on July 19, 2002:

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

               The value of the warrants issued to the debenture holders was initially recorded as a discount to the $500,000 face value of the debentures.  This discount was to be amortized to interest expense over the term of the debentures. Since all of the debentures were converted into common stock during the year ended December 31, 2002, the total value assigned to the warrants was fully amortized to interest expense during this period. The beneficial conversion feature was recorded since the conversion price of the debentures was below the fair market value of our common stock on the date the convertible debentures were issued.  This non-cash charge was recorded immediately as interest expense because the debentures were convertible upon issuance.

                Non-cash Settlements.  Non-cash settlements totaling $1,525,698, during the year ended December 31, 2003, is comprised of settlements with seven creditors of the Company noted below.

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

                On June 7, 2002, AT&T filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled to payment in the amount of $238,783 for telephone calls and services rendered to the Company.  In March 2003, the Company and AT&T settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to AT&T to $120,000 and this reduced amount to be repaid over an 18 month period commencing in March 2003.  The settlement gain resulting from this transaction was $118,783.

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

  The remaining amount of the recorded liability due to Raytheon of $87,516 was satisfied through the issuance to Raytheon of 295,662 shares of the Company’s unregistered common stock, with registration rights.  The fair value of the 295,662 shares of unregistered common stock was estimated at $94,613, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 295,662 unregistered common shares and the recorded value of the liability of $87,516, totaling $7,097, was recorded as an offset to the settlement gain.  Raytheon has contractually agreed to sell no more than 15,000 shares in any one (1) business day.

  Therefore, the aggregate settlement gain resulting from this transaction totaled $55,241.

                During 2003, the Company issued 333,333 warrants to purchase common stock to a consultant as payment for $200,000 of fees.  The warrants were valued at $83,333 using the Black-Scholes option-pricing model.  The non-cash settlement gain resulting from this transaction totaled $116,667.

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

                The total aggregate settlement gain resulting from these transactions in 2003 was $1,525,698 and has been recorded as a reduction to the Company’s operating expenses in the Company’s Statement of Operations for the year ended December 31, 2003.

                Net Loss.  As a result of the factors discussed above, the net losses for the years ended December 31, 2003 and 2002 were $3,877,301 and $8,571,084, respectively.

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

                Gross profit resulting from governmental contract services and commercial licensing of technology during the year ended December 31, 2002, totaled $138,973 or 68.5% compared to $450,204 or 60.1% in the prior year. The increase was primarily attributable to more license-fee income earned in the year ended December 31, 2002 compared to the prior year. License-fee income generates a higher gross profit percentage compared to contract revenues.

                Gross profit resulting from the development and deployment of solutions for the mobile and wireless market during the year ended December 31, 2002, totaled $85,870, or 42.1%.  The gross profit resulting from these activities is a result of deducting costs that are primarily fixed in nature, primarily third-party hosting fees, from the related earned revenue.

                Selling, General and Administrative Expenses.   Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the year ended December 31, 2002, were $6,155,416, compared to $7,740,867 for the year ended December 31, 2001. The decrease in selling, general and administrative expenses during the year ended December 31, 2002, as compared to the prior year, reflect the cost reduction efforts during 2002, offset by additional cost associated with the launching of the first commercial applications in the mobile and wireless market.  Selling, general and administrative expenses for the year ended December 31, 2001, include legal and administrative costs associated with the Company’s efforts to regain its listing status on the OTC bulletin Board.  Similar costs were not incurred in 2002.

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

                Non-Cash Consulting Expense.  Non-cash consulting expense for the year ended December 31, 2002, in the amount of $887,992 is attributable to the following: (1) the issuance of 394,567 shares of  unregistered common stock and 453,532 options and warrants to purchase  unregistered common stock to consultants for services valued at $765,477; (2) stock options granted to three new members of our Advisory Board during the year ended December 31, 2002, resulting in non-cash consulting expense of $97,515; and (3) a stock option granted to a member of our Advisory Board for consulting services resulting in non-cash consulting expense of $25,000 during the year ended December 31, 2002.  The value, as determined using the Black-Scholes pricing model, of the stock options granted to consultants, including the members of the Board of Advisors, was recorded using the fair value method of accounting.

                Non-Cash Settlements.  Non-cash settlements for the year ended December 31, 2001, in the amount of $1,132,352, are attributable to the settlement of claims of Van Ernst Jakobs N.V. valued at $1,051,915 and the settlement of the ENELF LLC lawsuit valued at $80,437.  For further disclosure, see footnote 17 to the audited consolidated financial statements included in this report.

                Net Interest Income (Expense). Net interest expense for the year ended December 31, 2002, was $469,571, compared to net interest expense of $56,570 for the corresponding period of the prior year. Net interest expense for the year ended December 31, 2002, includes interest costs associated with capital lease obligations and note payable agreements of $49,321, plus the following items associated with the convertible debentures issued on July 19, 2002:

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

                Loss from Discontinued Rich Media Direct Operations.  Summus recorded a loss from operations of its “Rich Media Direct” business of $135,798, as well as a loss on disposal of these operations of $215,500, for the year ended December 31, 2001.  Our divestiture of this business includes the sale of Douglas May & Co. to Mr. May on September 19, 2001.

                Net Loss.   As a result of the factors discussed above, the net losses for the years ended December 31, 2002 and 2001 were $8,571,084 and $10,739,809, respectively.

Liquidity and Capital Resources

                As of December 31, 2003, we had $2,188,645 of cash on hand, working capital of approximately $305,958, and approximately $2,378,981 in current liabilities.  During 2003, we funded our operations primarily through: (1) the sale of 2,704,153 shares of our restricted common stock and warrants to purchase 316,000 shares of common stock to individual accredited investors, for gross cash proceeds of $1,337,582; (2) the sale of 1,310 shares of our unregistered Series C convertible preferred stock along with warrants to purchase 5,240,000 shares of the unregistered common stock to individual accredited investors for gross proceeds of $1,310,000; (3) the sale of 4,000 shares of our unregistered Series D convertible preferred stock along with warrants to purchase 10,000,000 shares of the unregistered common stock to individual accredited investors for gross proceeds of $4,000,000; and (4) the sale of 200 shares of our unregistered Series E convertible preferred stock along with warrants to purchase 500,000 shares of the unregistered common stock to individual accredited investors for gross proceeds of $200,000.

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

                Through the end of 2003, we had entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.  As of the date of this filing, we have been able to make all of the required payments established under settlement agreements previously arranged with certain vendors.  We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances.  Additionally, as of December 31, 2003, we had approximately $1.35 million in accounts payable, of which approximately $0.8 million were greater than 90 days old.

                As of the date of this report, we are a party to one unsettled lawsuit, whereby the claimant has sued us for non-payment of services provided to the Company.  The aggregate value of this claim is $276,374 (which has been accrued), plus interest.  Summus has disputed the total amount claimed and is in the process of attempting to negotiate a settlement with the creditor.

                Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives.  Under the terms of the new arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s common stock based on the closing prices of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company.  Beginning on August 15, 2002, five executives elected to participate in this alternative payment plan at reduced salary levels ranging between 25% and 35% of the participant’s annual compensation.  During the years ended December 31, 2003 and 2002, the Company issued 490,292 and 241,431, respectively, fully vested stock options with exercise prices ranging between $0.23 and $0.51 per share under this plan.  As of the date of this filing, there are not any executives participating in this arrangement.

                The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry.  In order for us to execute on our business plan, we anticipate that it will require approximately $2.0 to $3.0 million in working capital within the next 12 months to achieve positive cash flow, bring additional applications to market and continue the rollout of our operations.  We are currently discussing funding with various institutional investment groups; however, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms.  We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders’ ownership.

                Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

  increasing subscriber adoption of our applications through marketing and promotions;

  securing top-tier brands;

  the development and delivery of new wireless applications; and

  the marketing of those applications to lay the foundation of future substantial revenue generation.

                Cash Flow used in Operating Activities.   Net cash used in operating activities was $5,221,600 in the year ended December 31, 2003, compared to $6,794,822 in the prior year.  The decrease in net cash used in operating activities was primarily due to a decrease in the net loss for 2003 as compared to 2002, resulting primarily from decreases in operating costs and payments of outstanding vendor obligations.  The Company has increased efforts on reducing operating expenses.  In addition, cash collections have increased with the corresponding increase in revenues.

                Cash Flow from Investing Activities.  Net cash provided by investing activities was $949 in the year ended December 31, 2003, representing the net of computer equipment purchases and proceeds received from sale of equipment and furniture.  Net cash used in investing activities was $91,212 in the year ended December 31, 2002, representing computer equipment purchases.

                Cash Flow from Financing Activities.   Net cash provided by financing activities was $7,383,306 in the year ended December 31, 2003, compared to net cash provided by financing activities of $6,796,052 in the prior year.  Net cash provided by financing activities in the year ended December 31, 2003 related to:

  sale of 2,704,153 shares of unregistered common stock, along with warrants to purchase an additional 316,000 shares of common stock, and the repricing of  6,609,645 previously issued warrants. These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the traded value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice 2 warrants for every share purchased.  The other form allowed warrant holders to reduce the exercise price of previously issued warrants if the holder exercised those repriced warrants immediately. The original exercise prices of the repriced warrants ranged between $0.60 and $5.25, per share.  The repriced exercise prices ranged between $0.20 and $1.69, per share.  Total cash proceeds from the sale of the shares and issuance of the new warrants were $1,337,582;

  sale of 1,310 shares of unregistered Series C convertible preferred stock, along with warrants to purchase an additional 5,240,000 shares of common stock for gross proceeds of $1,310,000;

  sale of 4,000 shares of unregistered Series D convertible preferred stock, along with warrants to purchase an additional 10,000,000 shares of common stock for gross proceeds of $4,000,000;

  sale of 200 shares of unregistered Series E convertible preferred stock, along with warrants to purchase an additional 500,000 shares of common stock for gross proceeds of $200,000;

  issuance of 3,491,243 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.20 to $0.50 per share.  Of the 3,491,243 exercised warrants, 2,881,343 were exercised in connection with the repricing of the exercise price of the warrants as described in the previous paragraph.  The initial exercise prices of the warrants ranged between $0.60 and $5.25.  The repriced exercise prices ranged between $0.20 and $1.69. The exercise of these warrants generated gross proceeds of $928,675;

  payment of stock issuance costs of $184,515; and

  principal payments on notes payable and capital lease obligations of $208,436.

                Net cash provided by financing activities in the year ended December 31, 2002, related to:

  sale of 9,053,167 shares of our common stock, along with warrants to purchase an additional 17,779,104 shares of common stock, at exercises prices ranging aggregate from $0.48 to $4.00 per share, along with cash collections on a stock subscription receivable totaling $10,000, generating proceeds of $6,449,307;

  issuance of 6% convertible debentures, along with warrants to purchase an additional 1,724,138 shares of common stock, at exercise prices ranging from $0.47 to $0.59 per share  generating aggregate gross proceeds of $500,000;

  proceeds from exercise of stock options of $12,750 for 290,300 shares of common stock and the proceeds from the exercise of stock purchase warrants of $79,813 for 189,624 shares of common stock; and

  principal payments on notes payable and capital lease obligations of $245,818.

Significant Concentrations

                For the year ended December 31, 2003, one customer accounted for 45% and 59% of the Company's consolidated revenues and accounts receivable, respectively.  Should this wireless carrier discontinue the demployment of the Company's applications, the Company's business would be adversely affected.

New Accounting Pronouncements

                In January 2003, the EITF published EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue 00-21 is not expected to have a material impact on the Company's financial statements.

                In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interests entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003.  The adoption of this Interpretation did not have an impact on the Company's financial statements. The Interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first period after December 15, 2003.  We do not anticipate the application   of this provision of the Interpretation to have a material impact on the Company's financial statements.

                In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

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

Revenue Recognition and Related Costs

                Change in Revenue Recognition Policy

                After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs  in the statement of operations.  These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss.  The amount by which revenues and costs of revenues have been reclassified for the year ended December 31, 2003 is $635,989.  Revenues and costs of revenues for 2002 have not been reclassified due to immateriality.

                Wireless applications and contracts

                Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile and wireless markets.  Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded on a gross basis in accordance with EITF 99-19.  The Company recognizes the cost of revenue share payments to the content providers as a cost of revenues.  Wireless applications and contracts cost of revenues includes all third-party hosting, testing and/or carrier distribution fees.  These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

                There were no costs related to the wireless license fee revenue generated during the year ended December 31, 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

                Contracts and license fees

                We derive certain revenues primarily from research and development contracts for governmental agencies and the commercial licensing of our technology.  We recognize revenue on these contracts at the time services are rendered based upon the terms of individual contracts.  Regarding the commercial licensing of our technology, we follow the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

                 Valuation of Equity Instruments

                We have utilized our equity securities, including unregistered common stock and options/warrants to purchase unregistered common stock, to pay for services and to settle obligations owed to or claimed by creditors. The issuance of equity instruments as payment for services rendered to Summus results in the recording of non-cash compensation or consulting expense as the services are performed.  We utilize the Black-Scholes option-pricing model to determine the value of options or warrants issued as payment for services.  Underlying the Black-Scholes option-pricing model are several assumptions that are evaluated by management and include: (1) a dividend yield; (2) a common stock volatility factor; (3) the risk-free interest rate; and (4) the expected life of the option or warrant.  Management evaluates each of these assumptions on a periodic basis in order to determine the value of the equity instruments used as payment for services as well as to record the associated expense.  As conditions change, our evaluation of the assumptions underlying the Black-Scholes option-pricing model may change resulting in differing values of equity instruments issued for services between reporting periods.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE
OPERATING RESULTS AND FINANCIAL CONDITION

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risks before making an investment decision.  You should also refer to the other information set forth in this annual report on Form 10-K,  including our financial statements and the related notes.

➢	If we are unable to obtain substantial additional financing we may not be able to remain in business.

                We require substantial working capital to fund and sustain our business operations. For us to implement our business plan, we anticipate that we will need approximately $2 million to $3 million in additional working capital in the next twelve months.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop further or enhance our products and services, take advantage of future opportunities, respond to competitive pressures or continue in business.

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

                In addition, we have the ability to issue options and other stock-based awards under our Amended and Restated 2000 Equity Compensation Plan to directors, officers, employees and consultants, and have reserved up to 8,500,000 shares of our common stock under the plan, 6,993,202 of which have been granted as of March 15, 2004.  We also have outstanding warrants for 44,556,228 shares of our common stock as of March 15, 2004.

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

                Our primary source of funding for our operations comes from the issuance of shares of our common stock in private placements to investors.  The Company currently has 185,000,000 shares of common stock authorized for issuance.  As of March 15, 2004, the Company has approximately 141,934,931 shares of its common stock either issued and outstanding or reserved for issuance as follows:

  71,277,220 shares are issued and outstanding;

  44,556,228 are reserved for the issuance of shares underlying warrants;

  163,678 are reserved for the conversion of 2,078 shares of the Company’s Series A Stock, plus accrued but unpaid dividends;

  5,240,000 are reserved for the conversion of 1,310 shares of the Company’s Series C Stock;

  12,625,000 are reserved for the conversion of 2,525 shares of the Company’s Series D Stock;

  650,000 are reserved for the conversion of 130 shares of the Company’s Series E Stock;

  6,993,202 are reserved for issuance in connection with the outstanding options granted under the Company’s Amended and Restated  2000 Equity Compensation Plan; and

  429,603 are reserved for issuance in connection with outstanding options granted outside of the Company’s Amended and Restated Equity Compensation Plan.

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

                We have generated (and expect to continue to generate in the foreseeable future) operating losses and negative cash flow. We had net losses, including non-cash charges for stock-based employee compensation and non-cash consulting expenses, of approximately $305,000 and $1,252,000 for the fiscal year periods ended December 31, 2003 and December 31, 2002, respectively. As of December 31, 2003, we had an accumulated deficit of $50,396,562 and  working capital of $305,958.  As a result, we will need to generate significant revenues to be profitable in the future.  In light of our financial condition and operating results, our auditors have included in their report on our consolidated financial statements an explanatory paragraph, which expresses substantial doubt about our ability to continue as a going concern.

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

  raise additional capital;

  deploy our applications and our BlueFuel  platform;

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

  generate and sustain substantial revenue growth while maintaining reasonable expense levels; and

  continue to timely and successfully develop new products, product features and services; and increase the functionality and features of existing products and services.

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

                For the fiscal year ended December 31, 2003, we had revenues of $1,699,274, of which $1,395,296  relate to the wireless and mobile market. For the fiscal year ended December 31, 2002, we had revenues of $406,952, of which $204,133 relates to the wireless and mobile market.  We have only a limited operating history upon which you may evaluate our business and prospects. You should consider our prospects in light of the heightened risks and unexpected expenses and difficulties frequently encountered by companies in an early stage of development.  These risks, expenses and difficulties, which are described further in this “Risk Factors” section, particularly apply to us because the mobile and wireless market (i.e., the market for remote access and processing of information resources via small handheld wireless devices) is very much in its infancy and is likely to rapidly evolve.

                Successfully commercializing our applications using BlueFuel, as well as our other current and contemplated products will entail significant sales and marketing, competitive, technological and financing risks.  We believe our efforts to negotiate and enter into strategic relationships will enable us to market and deploy our products on a commercial basis.  These operations provide limited information for you to consider in assessing an investment in our common stock.

➢	Our operating results are likely to fluctuate significantly, which may cause our stock price to fluctuate.

                As a result of our relatively brief operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period, and period to period comparisons are not likely to be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. Our future operating results could fall below the expectations of public market analysts or investors, which could significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.   Our research and development and sales and marketing efforts, and other business expenditures generally, are partially based on predictions regarding certain developments for wireless handset availability and carrier deployment of data services.  To the extent that these predictions prove inaccurate, our revenues may not be sufficient to offset our expenditures, and our operating results may be harmed.

➢

A substantial portion of our revenues are derived from our relationship with Verizon Wireless, and the termination or alteration of our contract with Verizon could materially and adversely affect our business.

                In fiscal year 2003, we derived approximately 55% of our wireless application revenue from our relationship with Verizon Wireless.  If this contract were to be terminated or altered, our business would be materially and adversely affected.

➢	If our BREW developer agreement with Qualcomm were terminated, it would have a material and adverse effect on our business.

                In fiscal year 2003, we derived approximately 90% of our revenues from BREW services offered by a number of BREW carriers in North, South and Central America.  Access to these BREW services is enabled through Summus' relationship with Qualcomm.  If Summus' agreement with Qualcomm were terminated, Summus' access to BREW services would be materially and adversely affected.

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

  additions or departures of key personnel; and

  general market conditions.

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

                Of the 71,277,220 shares of our common stock outstanding as of March 15, 2004, an aggregate of 38,705,484 shares are freely tradable without restriction in the public market unless the shares are held by "affiliates," as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

                In addition, as of March 15, 2004, there were outstanding warrants to purchase 44,556,228 shares of our common stock and options to purchase 7,422,805 shares of our common stock, 7,004,410 of which were fully vested.  The Company has also currently issued:

  2,078 shares of its Series A Stock, plus accrued and unpaid dividends, which are convertible into 161,246 shares of the Company’s common stock;

  1,310 shares of its Series C Stock, which are convertible into 5,240,000 shares of the Company’s common stock;

  2,525 shares of its Series D Stock, which are convertible into 12,625,000 shares of the Company’s common stock; and

  130 shares of its Series E Stock, which are convertible into 650,000 shares of the Company’s common stock.

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

                The market for our software and technologies is new and rapidly evolving. Wireless service providers are only beginning to offer commercial services that could result in utilization of our software.  As a result, we cannot assess current or future demand for remote management of resources, the creation and interaction with multimedia content via cellular handsets and other mobile devices, and enhanced quality of remote communications. We also do not know whether this market will be large enough to sustain our business. We may not be able to develop and introduce software, software enhancements or services that respond to market demands, technology developments, increased competition or industry standards on a timely basis, or at all. If this market does not evolve in the manner or in the timeframe that we anticipate, or if we are unable to respond to new market developments promptly, our business and prospects may suffer.

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

                We may decide to expand what is now a limited presence into international operations. To do so, we would likely have to enter into relationships with foreign business partners. This strategy contains risks, including difficulty in managing international operations due to distance, language and cultural differences, and an inability to successfully market and operate services in foreign markets. There are also risks inherent in doing business on an international level, including unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, and potentially adverse tax consequences.

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

                Currently, we have not been awarded any patents.  We have filed for four (4) patents.  The first is in the video compression technology area, which incorporated six (6) of our previous provisional patents and for which we abandoned three (3) of our previous provisional patents that contained redundant information to the video patent.  The second is in the mobile mapping data area, which incorporated two (2) of our previous provisional patents.  We have decided not to proceed on five (5) other provisional patents at this time, but the relevant and important information contained in these provisional patents is protected under trade secrets and by confidentiality agreements.  The third is in the image and graphics compression area.  The fourth is in the information navigation area.  These patent applications may not be granted or, if granted, the resulting patents may be challenged or invalidated.  In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property. Infringement is difficult to detect and costly to prevent. With respect to the protection of our proprietary rights internationally, the laws of some foreign countries may not protect our proprietary rights adequately. In addition, we will not have patent protection in countries where we do not file patent applications. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate and our business may be harmed as a result.

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

                As of December 31, 2003, we had approximately $1.35 million in accounts payable, of which approximately $0.8 million were greater than 90 days old.

                During 2003, we negotiated new settlement agreements with several vendors and service providers that resulted in a reduction in our recorded liabilities of $2.4 million in 2003 resulting in non-cash settlement gains of approximately $1.5 million.  Under these settlement agreements, such vendors agreed to our payment of less than the initial amounts due, the extension of payments terms by up to 36 months and/or the satisfaction of amounts due through a combination of cash and common stock of Summus.  We have issued approximately 1.5 million shares of our restricted common stock in connection with these settlement agreements during 2003.  There can be no assurance that we will be able to generate sufficient funds in order to stay current under these settlement agreements and arrangements and maintain the scheduled payments thereafter.

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

➢	Our Directors and Executive Officers beneficially own approximately 12.26% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; shareholders may be unable to exercise control.

                As of March 15, 2004, our executive officers, directors and affiliated persons beneficially owned approximately 12.26% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

➢

We depend on the services of key personnel to operate our business and implement our strategy.  If we lose the services of our key personnel or are unable to attract other qualified personnel, we may be unable to implement our strategy.

                Our future success depends, in part, on our ability to identify, hire and retain qualified employees.  We have at-will employment relationships with our management and other employees.  We do not currently maintain any "key person" life insurance policies on any members of management or any other employees.  Competition for qualified personnel is intense.  If we are unsuccessful in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.  For information on our key personnel, please see “Item 10 – Directors and Executive Officers of the Registrant” in this annual report on Form 10-K.

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

ITEM 7A .              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                We do not use any derivative financial instruments for hedging, speculative or trading purposes.  Our exposure to market risk is currently immaterial.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The financial statements and supplementary data filed with this report are set forth in the “Index to Consolidated Financial Statements and Schedules” following Part IV of this annual report.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.                CONTROLS AND PROCEDURES.

                Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

                In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Board of Directors

                The following table provides information regarding the members of our Board of Directors including their ages, the year they were first elected as directors and the expiration of their terms as directors.

Name	Age	First Year elected as Director	Term Expires

Jere A. Ayers	61	2003	2004
Stephen M. Finn	54	2004	2004
Neil R. Guenther	50	2003	2004
J. Winder Hughes	45	2003	2004
Bjorn D. Jawerth (1)	50	2000	N/A
George H. Simmons (2)	52	2002	N/A

                                _______________
                                (1) Dr. Jawerth resigned from the Board of Directors effective March 5, 2004.
                                (2) Dr. Simmons resigned from the Board of Directors effective January 3, 2004.

                Pursuant to a letter agreement between Summus and Hughes Capital Investors, L.L.C. dated September 26, 2003, Summus agreed that (i) upon the receipt by the Company of a minimum of $2,000,000 in equity financing from the Series D convertible preferred stock, being arranged by Hughes Capital, it could nominate one (1) director to the Board of Directors of the Company and (ii) upon the receipt by Summus of a minimum cumulative amount of $4,000,000 in equity financing from the Series D convertible preferred stock, Hughes Capital could nominate one (1) additional director (for a total of two (2) Directors) to the Board of Directors of the Company.  Subject to (i) the approval of the then current Board of Directors, whose approval was not to be unreasonably withheld, and (ii) the satisfactory completion of an investigation of such nominees by an investigative service selected by the Company, in its sole discretion, such nominees were to be appointed by the Board of Directors to serve as Directors and to be submitted to the shareholders of the Company at its next annual meeting of shareholders for election.

                A total of $4,000,000 was raised in the offering of the Series D convertible preferred stock.  On December 22, 2003, Hughes Capital nominated J. Winder Hughes to the Board of Directors.  On February 2, 2004, Hughes Capital nominated Stephen M. Finn to the Board of Directors.  After an investigation of each nominee by an investigative service selected by the Company, each of these nominees were unanimously approved by Summus’ full Board of Directors.  Both Mr. Hughes and Mr. Finn will serve until Summus’ 2004 annual meeting of shareholders or until their successors have been appointed or elected and qualified.  Mr. Hughes and Mr. Finn will also be nominated and their names submitted to Summus’ shareholders for election as Directors to serve a one-year term beginning with the 2004 annual meeting.

Advisory Board Members

                Our Board of Directors has an advisory board.  The current member of the advisory board is Bob Bruggeworth.  Members of the advisory board are appointed through resolution of the Board and consult and advise the Board and our senior officers as to, among other things:

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

Name	Office	Officer Since	Age
Bjorn D. Jawerth (1)	Chief Executive Officer, President, and Chief Scientist	2001	50
Gary E. Ban (2)	Chief Executive Officer	2001	40
Donald T. Locke	General Counsel and Chief Financial Officer	2004	44
Leonard Mygatt	Executive Vice President- Technology	2001	43
Andrew L. Fox	Vice-President – Sales and Business Development	2001	40

______________________

(1)	The Board of Directors did not renew Dr. Jawerth’s employment contract, which expired on February 16, 2004.
(2)	Mr. Ban was elected as Summus’ Chief Executive Officer on February 17, 2004. Mr. Ban had been Summus’ Chief Operating Officer since February 16, 2001.

Business Experience of Directors, Officers, Advisory Board Members, and Other Key Employees

                Jere A. Ayers was appointed to our Board of Directors in August 2003.  Mr. Ayers has been the owner of Cari Fabrics, a producer of knitted apparel fabrics since 1989, and founded My Garb, Inc., a producer of printed T-shirts sold through the Internet, in 2000.  Mr. Ayers is a founder and formerly a member of the board of directors of ACW Management, a large dry cleaning company located in North Carolina and Virginia.  Mr. Ayers is also a member of the advisory board of directors of Wachovia Bank for the High Point, North Carolina area.  Mr. Ayers received his Bachelor of Science degree in business and economics from the University of North Carolina in 1964.

                Gary E. Ban joined Summus as its Chief Operating Officer in February 2001 and was elected as Summus’ Chief Executive Officer on February 17, 2004.  In his past role as Chief Operating Officer of Summus, Ltd., Mr. Ban had supervisory responsibility over company operations, information technology and human resources. Prior to joining Summus, Ltd. in September 1999, Mr. Ban held a variety of executive-level management positions establishing direction and operational implementation for business, financial and engineering systems integration.  From November 1996 through August 1999, Mr. Ban served as Director of Customer Integration for ABB Power T&D Inc.'s electricity metering group, where he was responsible for global systems integration for large-scale information management solutions.  From June to November 1996, Mr. Ban served as Director of Re-Engineering Services for the Pinnacle Group, a consulting company, where he was instrumental in establishing a consulting business offering re-engineering process management focused on enterprise resource planning. Mr. Ban holds an M.B.A. from Duke University and a bachelor's degree in industrial management and an associate applied science degree in computer engineering from the Milwaukee School of Engineering.

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

                Stephen M. Finn was appointed to our Board of Directors on February 2, 2004. Mr. Finn currently serves as president of Solstice, a media production and technology consulting firm. He began a career as an award-winning professional photographer, extending his skills to the worlds of computer graphics and video production as these technologies evolved. Based on this experience, Mr. Finn founded Solstice in 1978 specializing in corporate theater, sales and marketing development, product introduction and branding.  Solstice also focuses on translating technology advances into strategic product concepts.

                Andrew L. Fox has been Summus’ Vice President – Sales and Business Development since February 2001.  Mr. Fox is responsible for sales, business development and content acquisition activity for Summus and has been responsible for putting partnerships in place with Disney, ESPN, Fujifilm, The Associated Press and other high profile media brands.  Before joining Summus, Mr. Fox was marketing director at RealNetworks, a provider of software products and services for Internet media delivery. At RealNetworks, he was part of the initial RealAudio and RealVideo launch teams, and also started and ran RealNetworks Enterprise Group. He also served as a Sales and Marketing Manager for IBM's Wireless Data Division and a Product Manager at IBM's Networking Hardware Division. Mr. Fox holds a master of business administration degree and an undergraduate degree in computer science and electrical engineering from Duke University.

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

                J. Winder Hughes was appointed to our Board of Directors on December 22, 2003.  Mr. Hughes is the founder of Hughes Capital Investors L.L.C., an investment group that he formed in 1995. He established the investor partnership, The Focus Fund L.P., in 1999, for which he serves as the managing general partner.  Mr. Hughes, who received his Bachelor of Arts degree in economics from the University of North Carolina in 1980, brings more than 20 years of investment community experience to the Summus board.

                  Donald T. Locke joined Summus as a consultant in October 2001,and has served as its General Counsel.  In March 2004, he was appointed as Summus’ Chief Financial Officer.  Prior to Summus, Mr. Locke was Of Counsel to Kilpatrick Stockton LLP, a large southeastern law firm, where his practice focused on Securities and Exchange Commission, financing and merger and acquisition issues for public companies, with an emphasis on small- to medium-sized public companies.  Mr. Locke received his bachelor’s degree from Furman University in 1980 and his M.B.A and Law degrees from the University of South Carolina in 1986 and 1987, respectively.

                Leonard T. Mygatt, III has been our Executive Vice President -Technology, since our acquisition of Summus, Ltd.'s assets in February 2001.  In this position Mr. Mygatt is responsible for technical development and strategy, maintaining technical and standards awareness, providing technical review of new and competitive technologies, managing and protecting the Company's intellectual property, and technical support for business development, contracts, and proposals.  Mr. Mygatt began with Summus, Ltd. in December 1995 and held various management and technical roles in developing Summus, Ltd.'s technical capabilities and business.  Prior to his association with Summus, Ltd., Mr. Mygatt was employed by Magnavox Electronic Systems Company, where he served as a project leader for the design, development and production of advanced tactical data link systems and as a project manager and leader for a research and development project investigating image and video compression.  Mr. Mygatt received a bachelor's degree in electrical engineering from the University of California at San Diego in 1983.

                Jiangying Zhou was appointed our Vice President-Development in May 2001.  She had previously served as Director of Research and Development at Summus and, before that, at Summus, Ltd.  Prior to joining Summus, Ltd. in March 1998, Dr. Zhou was a research scientist at Panasonic Information and Networking Technologies Laboratories, Princeton, New Jersey, where she conducted research in the areas of image analysis, information retrieval and document processing. Dr. Zhou received her Ph.D. in Electrical Engineering from the University of New York at Stony Brook in 1993. She received her M.S. degree (1985) and B.S. degree (1982), both in computer science, from Fudan University, Shanghai, China. Dr. Zhou has taught in the computer science department of Fudan University.  She has published 30 papers in international journals and conferences and has given many talks at international conferences.  She is also the owner of five U.S. patents. Dr. Zhou is currently the co-chair for the SPIE/IS&T Document Recognition Conference. She also served as session chair and as referee for several international conferences and journals, including the SPIE Document Recognition Conference, the Fifth International Conference on Document Analysis and Information Retrieval, IEEE Transaction on Pattern Recognition and Machine Intelligence, Journal of Computer Vision, Graphics, and Image Processing, and Journal of Electronic Imaging.  Dr. Zhou's research interests include video/image analysis, pattern recognition, information retrieval, character recognition, and document processing.

Family Relationships

                There are no family relationships between or among any of our directors and executive officers.

Board of Directors and Committees of the Board of Directors

                Our Board of Directors is responsible for establishing broad corporate policies and for our overall performance.  During the fiscal year ended December 31, 2003, the Board of Directors held 4 meetings.  The Board of Directors has an Audit Committee, Compensation Committee, and Nominating Committee.

                During the fiscal year ended December 31, 2003, the Company’s Audit Committee met 4 times.  Its members during the last fiscal year were George H. Simmons and Neil R. Guenther.  Dr. Simmons resigned from the Board of Directors of the Company on January 3, 2004.  Our Board of Directors appointed J. Winder Hughes to the Audit Committee on March 26, 2004.  The Audit Committee reviews the Company’s auditing, accounting, financial reporting, and internal control functions and makes recommendations to the Board of Directors for the selection of independent accountants.  In addition, the Audit Committee monitors the quality of the Company’s accounting principles and financial reporting, as well as the independence of and the non-audit services provided by the Company’s independent accountants.  The Audit Committee discusses with the auditors their independence and obtains at least annually the auditors’ written statement describing their independent status.

                Neither of the members of the Audit Committee qualifies as an “Audit Committee Financial Expert”, as such term is defined in the rules and regulations of the Securities and Exchange Commission.  However, the Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee.  The Board of Directors will consider adding a qualified member to the Board of Directors and the Audit Committee who will meet the requirements of an “Audit Committee Financial Expert”.  Until that time, the Audit Committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

                During the fiscal year ended December 31, 2003, the Compensation Committee met 2 times.  Its members during the last fiscal year were George H. Simmons and Neil R. Guenther.  Dr. Simmons resigned from the Board of Directors of the Company on January 3, 2004.  Our Board of Directors reconstituted the Compensation Committee  and appointed J. Winder Hughes and Stephen M. Finn to such committee on March 26, 2004.  The Compensation Committee determines, reviews, approves, and reports to the Board of Directors on all elements of the compensation for the Company’s executive officers including salaries, bonuses, stock options, benefits, and other compensation arrangements.

                During the fiscal year ended December 31, 2003, the Nominating Committee met 2 times.  Its members during the last fiscal year were George H. Simmons and Neil R. Guenther.  Dr. Simmons resigned from the Board of Directors of the Company on January 3, 2004.  The Nominating Committee shall consider candidates for the Board of Directors of the Corporation and shall make all nominations for Directors to the full Board of Directors.

                During the last fiscal year, no Directors attended fewer than seventy-five percent (75%) of the aggregate of the total number of meetings of the Board of Directors held during the period they served as Directors and the total number of meetings held by the committees of the Board of Directors during the period that they served on any such committees of the Board of Directors.

Code of Ethics

                We have adopted a Code of Ethics within the meaning of Item 405(b) of Regulation S-K of the Securities Exchange Act of 1934.  This Code of Ethics applies to all Directors, officers and employees of Summus.  A copy of this Code of Ethics is publicly available on our website at www.summus.com.

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934 requires Summus’ executive officers, Directors and persons who beneficially own more than 10% of Summus’ common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ.  Officers, Directors and beneficial owners of more than 10% of Summus’ common stock are required by the Commission regulations to furnish Summus with copies of all Section 16(a) forms that they file.

                Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2003 through December 31, 2003, all executive officers, Directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that the Company was late in making the Form 3 filings for each of Jere A. Ayers and Stephen M. Finn.

ITEM 11.                EXECUTIVE COMPENSATION

Executive Compensation

                The following table provides certain summary information concerning the compensation paid during the fiscal years ended 2003, 2002, and 2001 to (i) the Chief Executive Officer and (ii) to each of the four other most highly compensated executive officers of the Company (based on salary and bonus received during the last fiscal year) who were serving as executive officers of the Company at the end of the fiscal year ended December 31, 2003, and whose aggregate compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table (1)

		Annual Compensation	Long-term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options (#) (2)	All Other Compensation ($)

Bjorn D. Jawerth	2003	$301,688 (12)	--	231,540(7)	$4,609
Chief Executive	2002	$282,782	$29,988(9)	929,603(7)	$4,415
Officer (3)	2001	$326,261	--	512,000	$3,391

Gary E. Ban	2003	$171,237 (16)	--	116,226(8)	$1,650
Chief Executive	2002	$144,552	$15,250(9)	464,803(8)	$1,185
Officer (4)	2001	$143,887	--	18,919	$1,153

Donald T. Locke	2003	$125,911(14)	--	--	$200,000 (15)
General Counsel and	2002	$35,900(14)	--	60,000	--
Chief Financial (13)
Officer

Robert S. Lowrey	2003	$156,519	--	79,037(6)	--
Chief Financial	2002	$123,397	$13,172(9)	89,828(6)	$75,000(11)
Officer (5)	2001	$141,459	--	306,107	--

Leonard Mygatt	2003	$124,840			$2,656
Executive Vice	2002	$119,932		40,105	$2,441
President, Advanced	2001	$109,648		348,462	$2,333
Technology(10)

______________

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
(3)

Dr. Jawerth became Co-Chief Executive Officer on February 16, 2001, and Chief Executive Officer in November 2001.  The Board of Directors did not renew Dr. Jawerth’s contract, which expired on February 16, 2004.

(4)	Mr. Ban became Chief Operating Officer on February 16, 2001. The Board of Directors elected Mr. Ban as Summus’ Chief Executive Officer on February 17, 2004.
(5)	Mr. Lowrey became Chief Financial Officer and Vice President of Finance on June 1, 2000. Mr. Lowrey resigned from all positions with Summus on November 14, 2003.
(6)	79,037 and 44,255 of these options received by Mr. Lowrey in 2003 and 2002, respectively, were granted pursuant to the Company’s Alternative Compensation Plan in lieu of cash compensation owed to him.

(7)

231,540 and 103,266 of these options received by Dr. Jawerth in 2003 and 2002, respectively,  were granted pursuant to the Company’s Alternative Compensation Plan in lieu of cash compensation owed to him.

(8)	116,226 and 51,634 of these options received by Mr. Ban in 2003 and 2002, respectively, were granted pursuant to the Company’s Alternative Compensation Plan in lieu of cash compensation owed to him.
(9)

These amounts were paid to the Dr. Jawerth and Messrs. Ban, and Lowrey by the issuance of 29,988, 15,250, and 13,172 restricted shares, respectively, of the Company’s common stock in lieu of cash compensation for salary owed to them.  The restrictions on these shares lapsed on April 25, 2003.

(10)	Mr. Mygatt became Executive Vice President - Technology on February 16, 2001.
(11)

In lieu of a $75,000 bonus to which Mr. Lowrey was contractually owed under the terms of his employment contract with Summus as of February 16, 2001, he received 75,000 shares of common stock and warrants to purchase 150,000 shares of Summus common stock.  These warrants have an exercise price of $2.00 per share

(12)	$26,165 of the total amount of cash salary compensation paid to Dr. Jawerth in 2003 was for salary owed to him since 2000.
(13)	Mr. Locke was appointed as the Company’s Chief Financial Officer on March 26, 2004. Prior to this date Mr. Locke was a consultant serving as the Company’s General Counsel since October 2001.
(14)	All amounts paid to Mr. Locke in 2002 and 2003 were paid to him as a consultant to the Company.
(15)

Mr. Locke converted $200,000 owed to him for services rendered to the Company as a consultant from October 2001 until December 2002 into warrants to purchase 333,333 shares of Summus common stock with an exercise price of $0.60 per share.

(16)	$39,000 of the total amount of cash salary compensation paid to Mr. Ban in 2003 was for a bonus amount owed to Mr. Ban since February 16, 2001 pursuant to his employment agreement with Summus.

 Option Grants During Last Fiscal Year

                The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 2003, to the Named Executive Officers.

Name	Number of Securities Underlying Options/SARs Granted (#) (1)(2)	Percent of Total Options/SARs Granted To Employees In Fiscal Year(3)	Exercise Or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(4)
Bjorn D. Jawerth
	7,149	0.805%	$0.51	1/15/13	$3,217
	8,286	0.933%	$0.44	1/31/13	$3,232
	7,926	0.892%	$0.46	2/14/13	$3,250
	8,681	0.977%	$0.42	2/28/13	$3,212
	8,681	0.977%	$0.42	3/14/13	$3,212
	8,681	0.977%	$0.38	3/31/13	$2,952
	8,479	0.955%	$0.43	4/15/13	$3,222
	9,348	1.052%	$0.39	4/30/13	$3,272
	10,127	1.140%	$0.36	5/15/13	$3,241
	10,723	1.207%	$0.34	5/30/13	$3,217
	10,723	1.207%	$0.34	6/16/13	$3,217
	11,393	1.283%	$0.32	6/30/13	$3,190
	9,115	1.026%	$0.40	7/15/13	$3,190
	12,572	1.415%	$0.29	7/31/13	$3,269
	12,153	1.368%	$0.30	8/19/13	$3,281
	12,572	1.415%	$0.29	9/2/13	$3,269
	23,521	2.648%	$0.31	9/30/13	$6,351
	19,707	2.219%	$0.37	10/31/13	$6,109
	31,703	3.569%	$0.23	12/1/13	$6,024

Gary E. Ban
	3,574	0.402%	$0.51	1/15/13	$1,608
	4,143	0.466%	$0.44	1/31/13	$1,616
	3,963	0.446%	$0.46	2/14/13	$1,625
	4,340	0.489%	$0.42	2/28/13	$1,606
	4,340	0.489%	$0.42	3/14/13	$1,606
	4,797	0.540%	$0.38	3/31/13	$1,631
	4,239	0.477%	$0.43	4/15/13	$1,611
	4,674	0.526%	$0.39	4/30/13	$1,636
	5,064	0.570%	$0.36	5/15/13	$1,620
	5,362	0.604%	$0.34	5/30/13	$1,609
	5,362	0.604%	$0.34	6/16/13	$1,609
	5,697	0.641%	$0.32	6/30/13	$1,595
	4,557	0.513%	$0.40	7/15/13	$1,595
	6,286	0.708%	$0.29	7/31/13	$1,634
	6,076	0.684%	$0.30	8/19/13	$1,641
	6,286	0.708%	$0.29	9/2/13	$1,634
	11,761	1.324%	$0.31	9/30/13	$3,175
	9,854	1.109%	$0.37	10/31/13	$3,055
	15,851	1.784%	$0.23	12/1/13	$3,012

Robert S. Lowrey
	3,064	0.345%	$0.51	1/15/13	$1,379
	3,551	0.400%	$0.44	1/31/13	$1,385
	3,397	0.382%	$0.46	2/14/13	$1,393
	3,720	0.419%	$0.42	2/28/13	$1,376
	3,720	0.419%	$0.42	3/14/13	$1,376
	4,112	0.463%	$0.38	3/31/13	$1,398
	3,634	0.409%	$0.43	4/15/13	$1,381
	4,006	0.451%	$0.39	4/30/13	$1,402
	5,787	0.651%	$0.36	5/15/13	$1,852
	4,596	0.517%	$0.34	5/30/13	$1,379
	4,596	0.517%	$0.34	6/16/13	$1,379
	4,883	0.550%	$0.32	6/30/13	$1,367
	3,906	0.440%	$0.40	7/15/13	$1,367
	5,388	0.607%	$0.29	7/31/13	$1,401
	5,208	0.586%	$0.30	8/19/13	$1,406
	5,388	0.607%	$0.29	9/2/13	$1,401
	10,081	1.135%	$0.31	9/30/13	$2,722

_________________

(1)

All of these options are subject to the terms of the Company’s Amended and Restated Equity Compensation Plan.  These options were granted to the Named Executive Officers in lieu of cash compensation owed to them pursuant to their employment agreements with the Company.  All of these options were fully vested on their date of grant.

(2)	All options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant
(3)	The cumulative percent of total stock options granted to Dr. Jawerth, and Messrs. Ban and Lowrey in 2003, relative to all options granted by the Summus in 2003 were 17.6%, 8.8% and 6.0% respectively.
(4)

The values in this column have been prepared using the Black-Scholes model.  The calculations made pursuant to this model assume (a) volatility ranging from 1.218 to 1.379, (b) a risk-free rate of return ranging from 2.75% to 3.46%, (c) a dividend yield of 0%, and (d) an expected option life of five years.

Aggregated Option Exercises and Fiscal Year-End Option Values

                The following table sets forth information concerning the number and intrinsic value of stock options held by the Named Executive Officers on December 31, 2003. Year-end values are based on the fair market value of $0.20 per share as of December 31, 2003, as reported on the OTC Bulletin Board System.  They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.  No Named Executive Officer exercised any options during the 2003 fiscal year.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Bjorn D. Jawerth	1,601,143	60,000	$0	$0
Gary E. Ban	569,948	30,000	$0	$0
Donald T. Locke	68,167	0	$0	$0
Robert S. Lowrey	574,972	0	$0	$0
Leonard T. Mygatt	316,131	72,436	$0	$0

Employment Agreements

                Employment Agreement with Bjorn D. Jawerth

                On February 16, 2001, Summus entered into a three-year employment agreement with Bjorn D. Jawerth, our Chief Executive Officer.  Dr. Jawerth’s employment agreement expired on February 16, 2004, and was not renewed by the Board of Directors.  Under Dr. Jawerth’s expired employment agreement he received:

  an initial base salary of $350,000, which was to be increased on an annual basis by at least 10%; however, Dr. Jawerth elected to defer any increase in cash compensation to this initial base salary.  As of February 17, 2002 and February 17, 2003, Dr. Jawerth was to receive an annual salary of $385,000 and $423,500, respectively, pursuant to his agreement.  Dr. Jawerth elected on July 31, 2002, to reduce his cash compensation temporarily to $262,500 on an annual basis to help lower the Company’s cash consumption.  The difference between the original contract amount of $350,000 and the cash salary amount of $262,500 was paid to Dr. Jawerth on a bi-monthly basis in the form of options to buy common stock under the Company’s Alternative Compensation Plan.  These options were priced at the closing market price of the Company’s common stock at the end of each bi-monthly pay period .  The difference between the increased salary amounts of $385,000 for the period February 17, 2002 to February 16, 2003 and $423,500 for the period February 17, 2003 to February 16, 2004, respectively, owed to Dr. Jawerth and his original base salary of $350,000 in his employment agreement was being deferred and accrued by the Company until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid;

  performance bonuses and options as were generally available to other senior management and Board members (including awards under our Amended and Restated 2000 Equity Compensation Plan), as determined by the Compensation Committee of the Board;

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

                Under the terms of the Asset Purchase Agreement, Summus agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus common stock held by him (representing $2.5 million in value) at a per share price of not less than $1.50 per share.  In addition, under the terms of Dr. Jawerth’s employment agreement, Summus was obligated to issue him options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale as described above.  As of the date of this report, no shares subject to this agreement have been sold.  The Board of Directors believes that it has no further obligations regarding this sale of shares.

                Pursuant to the terms of his employment agreement and in accordance with corporate policy, all intellectual property developed by Dr. Jawerth in connection with his employment by the Company is the exclusive property of the Company.  Without any impact on the Company’s ownership of the intellectual property, Dr. Jawerth’s employment agreement granted to him, personally, a non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that were developed during the twelve months following the closing (the “Closing”) of the asset purchase agreement between Summus, Ltd. and High Speed Net Solutions, Inc.  This license was to terminate on the later of the date twelve months from the Closing or such later date as may be set by the Board, excluding Dr. Jawerth.  Pursuant to the terms of Dr. Jawerth’s employment agreement, the Board of Directors terminated Dr. Jawerth’s license on February 4, 2004.

                Employment Agreements with Messrs. Ban and Lowrey

                Summus entered into employment agreements with each of Gary E. Ban and Robert S. Lowrey on February 16, 2001.  Mr. Lowrey resigned from Summus on November 14, 2003, and Mr. Ban’s employment agreement expired on February 16, 2004.  The employment agreements named Mr. Ban as the Chief Operating Officer and Mr. Lowrey as Chief Financial Officer, at annual base salaries as follows:

Name of Executive	Annual Base Salary

Gary E. Ban	$175,000
Robert S. Lowrey	$150,000

                 Messrs. Ban and Lowrey elected on July 31, 2002 to reduce their cash compensation temporarily to help lower the Company’s cash consumption.  From July 31, 2002 to December 1, 2003 in the case of  Mr. Ban, and to November 14, 2003, in the case of Mr. Lowrey, Messrs. Ban and Lowrey cut their cash compensation to  $131,250 and $112,500, respectively, on an annual basis.  The difference between the contract amount identified in the table above for each of Messrs. Ban and Lowrey and their current cash salary amount was paid to them on a bi-monthly basis in the form of options to buy common stock of the Company under the Company’s Alternative Compensation Plan.  These options had an exercise price based on the closing market price of the Company’s common stock at the end of each bi-monthly pay period.

                Under their employment agreements executed in February 2001, each of Messrs. Ban and Lowrey also received a one-time bonus equal to 50 percent of his annual base salary, payable as mutually agreed between Summus and Mr. Ban and Mr. Lowrey, as applicable.  This bonus was equal to $75,000 in Mr. Lowrey’s case and $87,500 in Mr. Ban’s case.   Since the Company did not have available funds to pay Mr. Lowrey in cash, he entered into an amendment to his employment agreement with the Company in which he agreed to accept 75,000 restricted shares of the Company’s common stock and 150,000 warrants to purchase shares of common stock; these warrants have an exercise price of $2.00 per share.  Mr. Ban entered into an amendment to his employment agreement in which he and the Company agreed to pay him his bonus amount in cash by within six-months of November 23, 2002, based on available funds.  If funds were not available to pay Mr. Ban this amount as of such date, he had the option, in his sole discretion, of having Summus pay him this bonus amount or receiving restricted shares of Summus common stock and warrants, based on terms offered to third party investors of Summus, for the unpaid bonus amount owed to him.  Mr. Ban was also owed $10,938 in back salary from 2003.  In November 2003, the Company agreed to pay Mr. Ban all of his bonus amount and back salary owed to him in cash over a four-month period, plus $2,500 in interest.  Mr. Ban received $77,000 of these owed amounts, and he subsequently agreed to receive 184,139 shares of Summus’ common stock for the remaining $23,938 owed to him.

Stock Option Plan

                The following summary description of our Amended and Restated 2000 Equity Compensation Plan (the “Plan”) is not intended to be complete and is qualified by reference to the copy of the Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

                The Compensation Committee (the “Committee”), consisting of two or more members of the Board of Directors, administers the Plan.  The Committee has the exclusive right to interpret, construe and administer the Plan, to determine the individuals associated with Summus and its subsidiaries from among the class of individuals eligible to whom options, awards and authorizations to make purchases may be granted in accordance with the terms of the Plan, and to determine the number, form, terms, conditions and duration of any such grant.

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

                Authorized but unissued shares of common stock of Summus, shares of common stock that are not delivered or purchased under the Plan, and shares reacquired by Summus, for reasons including a forfeiture, termination of employment, expiration or cancellation of an option, can be issued under the Plan. Under the Plan, 2,000,000 shares of common stock were initially reserved for issuance. On February 13, 2001, the Board adopted resolutions to amend the Plan to increase that number to 6,500,000 shares, and on May 23, 2002, the Board adopted resolutions to amend the Plan to increase that number to 8,500,000 shares.  As of March 15, 2004, we have issued 6,993,202 options to purchase shares of common our stock; 6,574,807 of these options are currently vested.

                Amendment of the Plan.  The Plan provides that our Board of Directors may amend or terminate the Plan at any time, provided, however, that specific types of amendments require approval of our shareholders and no such action may be taken which adversely affects any award previously granted to a participant under the Plan without the written consent of the Participant.

Alternative Compensation Plan

                In order to conserve the Company’s cash position, the Board of Directors adopted an Alternative Compensation Plan (the “Alternative Plan”) on August 1, 2002.  Under the Alternative Plan, each officer of the Company could elect to receive any portion of their compensation in the form of fully vested non-qualified stock options.  The options have an exercise price equal to the Fair Market Value of the Company’s common stock based on the closing price of the Company’s common stock at the end of each bi-monthly payroll period.  All of the options granted under this plan are issued under the Amended and Restated 2002 Equity Compensation Plan.

                Officers could elect a percentage starting at a minimum level of 15% of their cash compensation that they may receive under the Alternative Plan.  The election could be terminated at the sole discretion of the Board of Directors.  Dr. Jawerth and Messrs. Ban and Lowrey elected to receive 25% of their compensation under the Alternate Plan until February 15, 2004, December 1, 2003 and November 14, 2003, respectively.

Inventions Awards Plan

                The following summary description of our Inventions Awards Plan is not intended to be complete and is qualified by reference to the copy of the Inventions Awards Plan, filed as Exhibit 10.16 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2003.  This plan was terminated by the Board of Directors effective March 26, 2004.

                Summus established the Inventions Awards Plan, effective October 30, 2000, in connection with the then contemplated merger between Summus, Ltd. and High Speed Net Solutions, which closed on February 16, 2001, to provide incentives to eligible employees by providing them with opportunities to receive additional compensation as a result of their development of enhancements or new methods involving the business of Summus that would generate revenue for us (“New Technology”).  New Technology is defined under the plan to exclude existing technology of ours or technology acquired from Summus, Ltd.

                Under the plan, we were to set aside 5% of the gross revenues derived from the licensing or sale of New Technology (or products incorporating such technology) for distribution among eligible employees.  Dr. Jawerth and a designee of the Board of Directors were, on a quarterly basis, to calculate the amount of funds to be set aside and the amounts to be received by eligible employees.  If Summus sold the rights to New Technology, eligible employees were to be entitled to an award of 10% of the gross proceeds.  If an eligible employee (other than Dr. Jawerth) ceased to be employed by Summus, for any reason, such employee’s right to awards under the plan were to cease.

                All eligible employees execute our standard agreement concerning assignment to Summus of inventions developed by such employees while employed by us.  Eligible employees could also apply to have technology that is not owned by Summus (defined as “Outside Technology”) commercialized by us.  If we elect to commercialize such technology, the eligible employee(s) shall receive an award equal to 5% (10%, if two or more eligible employees submit the Outside Technology) of the gross revenues derived from the licensing or sale of such technology (or products incorporating such technology).  No eligible employee made application for the commercialization of any Outside Technology prior to the termination of the Inventions Awards Plan.

                Under the Inventions Awards Plan, Summus could, at its option, initiate a spin-off company to develop a New Technology or an accepted Outside Technology.  In such event, eligible employees could be selected to join the spin-off company.  If the eligible employee(s) were to accept a position in the spin-off company, his or her rights to awards under the plan were to be surrendered for 25% of the founders’ equity in the spin-off company.  No spin-off company was initiated prior to the termination of the Inventions Awards Plan.

                Dr. Jawerth sent correspondence to the Company on February 17, 2004, seeking payment for certain inventions.  Management and the Board of Directors have evaluated these assertions and determined that no amounts are due Dr. Jawerth or other employees under the provisions of the Inventions Awards Plan.  If litigation is pursued by Dr. Jawerth for any payments under the Inventions Awards Plan, Summus will vigorously defend against any such action.  If Dr. Jawerth were to be successful in any such litigation, there may be a material adverse impact to  the Company.

Compensation of Directors

                The members of the Board of Directors who are not executive officers or employees of the Company receive:

  a one-time grant of options to purchase 30,000 shares of our common stock upon their initial appointment;

  an annual grant of options to purchase 40,000 shares of our common stock on April 1 of each year, or a pro rata portion if the Director’s service begins after April 1 of a particular year;

  an annual grant of options to purchase 2,500 shares of common stock for each committee of the Board of Director’s on which he serves; and

  the reimbursement of travel expenses for travel by members of the Board of Directors who reside outside of the local area.

                Each of these grants to members of our Board of Directors as described above have an exercise price equal to the fair market value of our common stock on the date of grant; vest quarterly over a one-year period from the date of grant; and have a ten-year life.

          During fiscal year 2003, the outside members of our Board of Directors were issued the following grants of options opposite their names.

Name	Options Issued	Issuance Date	Exercise Price

Jere A. Ayers	30,000	8/26/03	$0.26
	23,946	8/26/03	$0.26

Neil R. Guenther	30,000	2/13/03	$0.47
	5,796	2/13/03	$0.47
	40,000	4/1/03	$0.36
	5,000	4/1/03	$0.36

J. Winder Hughes	30,000	12/22/03	$0.19
	11,095	12/22/03	$0.19

George Simmons (1)	40,000	4/1/03	$0.36
	5,000	4/1/03	$0.36

____________________

(1)	Dr. Simmons resigned from the Board on January 3, 2004 and vested in only 33,750 of these options.

Compensation Committee Interlocks and Insider Participation

                During the fiscal year ended December 31, 2003, George H. Simmons and Neil R. Guenther served as members of the Compensation Committee of the Company’s Board of Directors, none of which is or has been an officer or employee of the Company.  Dr. Simmons resigned as a Director of the Company and as a member of the Compensation Committee as of January 3, 2004.  The Compensation Committee currently consists of Mr. Hughes and Mr. Finn, neither of which is or has been an officer or employee of the Company.  No interlocking relationship existed during the fiscal year ended December 31, 2003, between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                The following table sets forth, as of March 15, 2004, certain information regarding beneficial ownership of our common stock by: (i) each of our directors, (ii) each Named Executive Officer, as such term is defined in the regulations of the SEC, (ii) all directors and executive officers as a group and (iii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock.  As of March 15, 2004, we had 71,277,220 shares of common stock issued and outstanding.  As of that date, we also had 2,078 shares of  Series A convertible preferred stock; 1,310 shares of Series C Stock; 2,525 shares of Series D Stock; and 130 shares of Series E Stock issued and outstanding.  Each of Series A, C, D and E convertible preferred stock are non-voting, except in certain instances under Florida law.

                Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 15, 2004, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. The persons and entities named in the table have sole voting power and sole investment power of the shares reflected by their names, except as otherwise noted.

                Unless otherwise specified, the address for each beneficial owner is c/o Summus, Inc. (USA), 434 Fayetteville Street, Suite 600, Raleigh, North Carolina 27601.

Name and Address of Beneficial Owner(1)	Shares Owned Beneficially	Percent of Shares of Common Stock Outstanding

Bjorn D. Jawerth (2)	13,652,008(3)	18.62%
Jere A. Ayers	663,946 (4)	*
Stephen M. Finn	587,500 (5)	*
Neil R. Guenther	2,452,682 (6)	3.37%
J. Winder Hughes	3,068,595 (7)	4,21%
Gary E. Ban	953,853 (8)	1.33%
Andrew L. Fox	550,180 (9)	*
Donald T. Locke	401,500 (10)	*
Leonard T. Mygatt, III	764,870 (11)	1.07%
JDS Capital Management, LLC	11,250,000 (12)	14.99%
Donald D. Hammett	6,501,429 (13)	8.73%
John A. Williams	4,000,000 (14)	5.46%

All Executive Officers and Directors as a Group (8 persons)(15)	9,443,126 (16)	12.26%

__________________
*      Represents beneficial ownership of less than one percent (1%) of common stock.

(1)	Based upon information supplied by officers and directors and filings under Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").
(2)	Dr. Jawerth’s employment agreement expired on February 16, 2004, and was not renewed by the Board of Directors. Dr. Jawerth resigned as a Director effective March 5, 2004.

(3)	Includes (i) 1,647,196 shares of common stock and 274,991 shares of common stock underlying warrants owned by Kerstin Jawerth with respect to which Dr. Jawerth has sole voting power and (ii) 1,757,053 shares of common stock underlying options that are exercisable within 60 days of March 15, 2004.
(4)	Includes 400,000 shares of common stock underlying warrants and 38,946 shares of common stock underlying options that are exercisable within 60 days of March 15, 2004.
(5)	Includes (i) 212,500 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2004 and (ii) 375,000 shares of common stock issuable upon conversion of the Company’s Series D Stock that are convertible within 60 days of March 15, 2004.
(6)	Includes (i) 40,000 shares of common stock held in the names of Dr. Guenther’s children, (ii) 1,409,924 shares of common stock underlying warrants and 80,796 shares of common stock underlying options that are exercisable within 60 days of March 15, 2004, and (iii) 80,000 shares of common stock underlying warrants held in the names of Dr. Guenther’s children that are exercisable or convertible within 60 days of March 15, 2004.
(7)	Includes 1,550,000 shares of common stock underlying warrants (750,000 of which are held in the name of The Focus Fund L.P., of which Mr. Hughes is the managing partner), (ii) 18,595 shares of common stock underlying options that are exercisable within 60 days of March 15, 2004 and (iii) 1,500,000 shares issuable upon conversion of the Company’s Series D Stock within 60 days of March 15, 2004, which are held in the name of the Focus Fund L.P., of which Mr. Hughes is the managing partner.
(8)	Includes 619,137 shares of common stock underlying options and 12,546 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2004.
(9)	Includes 544,844 shares of common stock underlying options that are exercisable within 60 days of March 15, 2004.
(10)	Includes 68,167 shares of common stock underlying options and 333,333 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2004.
(11)	Includes 339,249 shares of common stock underlying options and 16,728 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2004.
(12)	Includes 7,500,000 shares of common stock issuable upon conversion of the Company’s Series D Stock and 3,750,000 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2004.
(13)	Includes 2,000,000 shares of common stock issuable upon conversion of the Company’s Series C Stock and 3,214,286 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2004.
(14)	Includes 2,000,000 shares of common stock issuable upon conversion of the Company’s Series C Stock and 2,000,000 shares of common stock underlying warrants that are exercisable within 60 days of March 15, 2004.
(15)	Includes shares beneficially owned by all current directors and executive officers.
(16)	Includes 1,709,734 shares of common stock underlying options, 4,015,031 shares underlying warrants, and 1,875,000 shares underlying Series D Stock that are exercisable or convertible within 60 days of March 15, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

                The 2000 Amended and Restated Equity Compensation Plan was created in 2000 for the purpose of granting incentive or non-qualified stock options to employees of, or contractors for, or directors of the Company. A total of 2 million shares were initially authorized under the plan.   Subsequently, the Board amended the plan two times to increase the authorized shares to 6.5 million and then to 8.5 million.  Options granted under this plan were priced either at the fair market value of our common stock on the date of grant or at prices below the fair market value of our common stock and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  As of December 31, 2003, this plan is still in effect.

Equity Compensation Plans Not Approved by the Shareholders of Summus	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(3)
	(a)	(b)	(c)
2000 Amended and Restated Equity Compensation Plan(1)	7,280,026	$1.82	425,527
Stock Options Issued Outside of Equity Compensation Plans(2)	429,603	$1.44	N/A

(1)

The 2000 Amended and Restated Equity Compensation Plan was originally approved by shareholders and authorized 2,000,000 shares for issuance. The plan was subsequently amended twice by the Board to increase the authorized number of shares to 8,500,000 and is therefore classified as a plan not approved by our shareholders.

(2)

These options were granted to Dr. Jawerth outside of the 2000 Amended and Restated Equity Compensation Plan since only a maximum of 500,000 options can be granted pursuant to such plan in any one fiscal year.

(3)	This column excludes securities reflected in column (a)

                There are no equity compensation plans approved by shareholders at the present time.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Pursuant to a letter agreement between Summus and Hughes Capital Investors, L.L.C. dated August 26, 2003, Summus agreed that it would pay Hughes Capital commissions of (i) 3.0% in cash and (ii) 5% in warrants to purchase shares of Summus common stock, of all amounts raised by Hughes Capital and accepted by Summus in connection with its Series D and Series E convertible preferred stock, except for any amounts of the Series D and E convertible preferred stock purchased by affiliates or entities under common control with Hughes Capital.  J. Winder Hughes, who became a Director of Summus on December 22, 2003, is the principal of Hughes Capital.  We raised $4,000,000 from the sale of the Series D convertible preferred stock and $200,000 from the sale of the Series E convertible preferred stock.  Hughes Capital received $117,000 in cash commissions and warrants to purchase 800,000 shares of Summus common stock.  All warrants received by Hughes Capital have an exercise price of $0.35 per share and are exercisable for a period of three years from their date of issuance.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

            The aggregate fees billed to the Company by Ernst & Young LLP for the audit of the Company’s annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2003 and 2002 totaled $137,746 and $132,349, respectively.

Audit-Related Fees

                The Company did not incur or pay any fees to Ernst & Young LLP, and Ernst & Young LLP did not provide any services related to audit-related fees in either of the last two fiscal years.

Tax Fees

                The aggregate fees billed to the Company by Ernst & Young LLP for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2003 and 2002 totaled $0 and $2,660, respectively.

All Other Fees

                  The aggregate fees billed to the Company by Ernst & Young LLP for products and services, other than those as reported above for Audit Fees, Audit-Related Fees and Tax Fees, for the fiscal years ended December 31, 2003 and 2002 totaled $0 and $0, respectively.

            It is the audit committee’s policy to pre-approve all services provided by Ernst & Young LLP.  All services provided by Ernst & Young LLP during the years ended December 31, 2002 and 2003 were pre-approved by the audit committee.

            As of the date of this filing, the Company’s current policy is to not engage Ernst & Young LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that the Company engage Ernst & Young LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

              The Audit Committee considered and determined that the provision of the services other than the services described under “Audit Fees” is compatible with maintaining the independence of the independent auditors.

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

Exhibit Number	Exhibit Description

3(I).1*	Amended and Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30 , 2003)

3(I).2*

Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).3*

Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000 (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).4*

Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, changing our name to Summus, Inc. (USA) (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).5*

Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).6*

Articles of Amendment and Statement of Rights and Preferences of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).7*

Articles of Amendment and Statement of Rights and Preferences of the Series D Convertible Preferred Stock dated September 25, 2003 (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I)8*

Articles of Amendment and Statement of Rights and Preferences of the Series E Convertible Preferred Stock dated October 17, 2003 (incorporated by reference to Exhibit 3.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I)9	Amendment to Amended and Restated Articles of Incorporation, filed December 3, 2003, increasing our authorized common stock, par value $.001, from 100,000,000 shares to 185,000,000 shares

3(II).1*	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10 filed on July 5, 2001)

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.2*	Form of Subscription Agreement for private placement sales of our common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.3*

Form of Selling Shareholders Agreement in connection with private placement sales of our common stock (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.4*

Form of Warrant Agreement for warrants issued in connection with private placement sales of our common stock (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.5*	Form of Series C Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

4.6*

Form of Series C Convertible Preferred Stock Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.7*	Form of Series D Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.8*

Form of Series D Convertible Preferred Stock Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.9*	Form of Series E Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.10*

Form of Series E Convertible Preferred Stock Registration Rights Agreement (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.11*

Form of Warrant issued in connection with the Company’s Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

10.1*

Asset Purchase Agreement, dated October 30, 2000, among Summus, Inc., Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.2*

Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.3*

Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.4*

Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.5*	Equity Compensation Plan, effective January 31, 2000 (incorporated by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31. 2000)

10.6*	Amendment to Equity Compensation Plan, effective May 1, 2000 (incorporated by reference to Exhibit 10.26 to our Form 10 filed on July 5, 2001)

10.7*	Amendment to Summus, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)

10.8	Amendment to Summus Equity Compensation Plan, effective May 23, 2002 (incorporated by reference to Exhibit 10.08 to our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002)

10.9*

Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)

10.10*

Amendment to Executive Employment Agreement of Bjorn D. Jawerth, dated as of February 28, 2001 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.11*

Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Gary E. Ban (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.12*

Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Robert S. Lowrey (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13*

Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and Summus, Inc. (incorporated by reference to Exhibit 10.31 to our Form 10 filed on July 5, 2001)

10.14*	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. (incorporated by reference to Exhibit 32 to our Form 10 filed on July 5, 2001)

10.15*

Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. . (incorporated by reference to Exhibit 33 to our Form 10 filed on July 5, 2001)

10.16*	Summus, Inc. Invention Awards Plan, effective October 30, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to our Form 10 filed on September 28, 2001)

10.17*

Master Porting Agreement, dated July 27, 2001, between Summus, Inc. and Samsung Electronics America (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to our Form 10 filed on October 31, 2001)

10.18*	Alternative Compensation Plan, adopted as of August 1, 2002 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002) .

14.1	Code of Ethics

21.1	Subsidiaries of Summus – None

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Gary E. Ban, Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Donald T. Locke, Chief Financial Officer

32.1	Section 1350 Certificate of Gary E. Ban, Chief Executive Officer

32.2	Section 1350 Certificate of Donald T. Locke, Chief Financial Officer

Report of Independent Auditors

The Board of Directors and Shareholders
Summus, Inc. (USA)

We have audited the accompanying consolidated balance sheets of Summus, Inc. (USA) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Summus, Inc. (USA)’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summus, Inc. (USA) at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Summus, Inc. (USA) will continue as a going concern. As more fully described in Note 1, Summus, Inc. (USA) has incurred operating losses since inception. These conditions raise substantial doubt about Summus, Inc. (USA)’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Ernst & Young LLP
March 29, 2004
Raleigh, North Carolina

Summus, Inc. (USA)

Consolidated Balance Sheets

	December 31
	2003	2002
Assets
Current assets:
Cash	$2,188,645	$25,990
Accounts receivable	480,494	74,261
Prepaids and other current assets	15,800	70,000
Total current assets	2,684,939	170,251

Equipment, software and furniture, net	195,999	496,733
Other assets	–	34,190
Total assets	$2,880,938	$701,174

	December 31
	2003	2002

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,350,940	$4,186,610
Accrued salaries and related costs	439,595	564,260
Accrued interest	82,812	–
Current portion of notes payable	270,195	269,588
Capital lease obligations, current portion	17,296	77,690
Preferred stock dividends payable	218,143	46,878
Deferred revenue	–	7,285
Total current liabilities	2,378,981	5,152,311

Notes payable, less current portion	215,932	12,917

Shareholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 10,000 shares designated, 2,078 and 2,328 shares issued and outstanding at December 31, 2003 and 2002, respectively (liquidation preference of $2,296,143 as of December 31, 2003)	2,078,312	2,328,312
Series C convertible preferred stock, $0.001 par value; 3,000 shares designated, 1,310 shares issued and outstanding at December 31, 2003 (liquidation preference of $1,310,000 as of December 31, 2003)	365,566	–
Series D convertible preferred stock, $0.001 par value; 4,000 shares designated, 2,900 shares issued and outstanding at December 31, 2003 (liquidation preference of $2,900,000 as of December 31, 2003)	2,015,604	–
Series E convertible preferred stock, $0.001 par value; 200 shares designated, 170 shares issued and outstanding at December 31, 2003 (liquidation preference of $170,000 as of December 31, 2003)	119,460	–
Common stock, $.001 par value, 185,000,000 shares authorized; 69,408,639 and 54,957,776 issued and 69,370,139 and 54,919,276 outstanding at December 31, 2003 and 2002, respectively	69,370	54,919
Additional paid-in capital	46,315,321	36,669,211
Deferred compensation	(53,427)	(227,132)
Accumulated deficit	(50,396,562)	(43,061,745)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)
Total shareholders’ equity (deficit)	286,025	(4,464,054)
Total liabilities and shareholders’ equity (deficit )	$2,880,938	$701,174

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Operations

	Year ended December 31
	2003	2002	2001
Revenues:
Wireless applications and contracts	$1,395,296	$204,133	$–
Wireless license fees	249,951	–	–
Contracts and license fees	54,027	202,819	749,758
Total revenues	1,699,274	406,952	749,758
Cost of revenues:
Wireless applications and contracts	1,064,643	118,263	–
Wireless license fees	–	–	–
Contracts and license fees	9,596	63,846	299,554
Total cost of revenues	1,074,239	182,109	299,554
Gross profit	625,035	224,843	450,204

Selling, general and administrative expenses	4,597,036	6,155,416	7,740,867
Non-cash compensation	185,255	364,000	956,321
Research and development	1,056,770	918,948	952,605
Non-cash consulting	119,630	887,992	–
Non-cash settlements	(1,525,698)	–	1,132,352
Loss before interest expense, net	(3,807,958)	(8,101,513)	(10,331,941)
Interest expense, net	(69,343)	(469,571)	(56,570)
Loss from continuing operations	(3,877,301)	(8,571,084)	(10,388,511)
Loss from operations of discontinued Rich Media Direct business	–	–	(135,798)
Loss on disposal of Rich Media Direct business	–	–	(215,500)
Net loss	$(3,877,301)	$(8,571,084)	$(10,739,809)
Net loss applicable to common shareholders:
Net loss	$(3,877,301)	$(8,571,084)	$(10,739,809)
Accretion of beneficial conversion feature on preferred stock	(3,286,251)	–	–
Preferred stock dividends	(171,265)	(183,039)	(153,700)
Net loss applicable to common shareholders	$(7,334,817)	$(8,754,123)	$(10,893,509)
Per share amounts (basic and diluted):
Loss applicable to common shareholders from continuing operations	$(0.12)	$(0.19)	$(0.30)
Loss applicable to common shareholders from discontinued operations	$–	$–	$(0.01)
Net loss per share applicable to common shareholders (basic and diluted)	$(0.12)	$(0.19)	$(0.31)

Weighted average common shares outstanding	61,491,196	47,149,301	31,806,333
Recapitalization resulting from the Summus, Ltd. asset acquisition	–	–	2,924,004
Weighted average shares of common stock outstanding giving effect to the recapitalization	61,491,196	47,149,301	34,730,337

*  Selling, general and administrative expenses in 2003, 2002 and 2001 exclude $0.3 million, $1.3 million and $1.0 million, respectively, of non-cash compensation and consulting charges.

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)

Preferred Stock

	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2000	–	$ –	4,000	$4	–	$ –	–	$ –
Recapitalization resulting from the Summus, Ltd. asset acquisition	2,000	2,000,000	2,000	2	–	–	–	–
Elimination of deferred revenue resulting from recapitalization	–	–	–	–	–	–	–	–
Common stock options granted for services	–	–	–	–	–	–	–	–
Common stock and warrants sold for cash	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	–	–	–	–
Common stock issued in partial settlement of loss contingency	–	–	–	–	–	–	–	–
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–	–	–
Reversal of deferred compensation of forfeited stock options	–	–	–	–	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	–	–	–
Common stock issued in settlement of amounts due to related parties	–	–	–	–	–	–	–	–
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	–	–	–	–	–
Stock option exercises	–	–	–	–	–	–	–	–
Cash collection on stock purchase receivable	–	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	–	–	–	–

Balance at December 31, 2001	2,000	$2,000,000	6,000	$6	–	$ –	–	$ –

  Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)
(continued)

					Additional	Stock
	Series E		Common Stock		Paid-In	Purchase
	Shares	Amount	Shares	Amount	Capital	Receivable

Balance at December 31, 2000	–	$ –	9,584,938	$ 9,585	$19,729,222	$ –
Recapitalization resulting from the Summus, Ltd. asset acquisition	–	–	23,392,035	23,392	(3,734,020)	–
Elimination of deferred revenue resulting from recapitalization	–	–	–	–	1,834,065	–
Common stock options granted for services	–	–	–	–	936,409	–
Common stock and warrants sold for cash	–	–	2,978,390	2,977	6,468,935	(100,000)
Preferred stock dividends	–	–	–	–	–
Common stock issued in partial settlement of loss contingency	–	–	550,000	550	419,436	–
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	355,000	–
Reversal of deferred compensation of forfeited stock options	–	–	–	–	(551,897)	–
Amortization of deferred compensation	–	–	–	–	–	–
Common stock issued in settlement of amounts due to related parties	–	–	250,000	250	435,565	–
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	390,072	391	1,503,815	–
Stock option exercises	–	–	6,043	6	2,515	–
Cash collection on stock purchase receivable	–	–	–	–	–	25,000
Net loss for the period	–	–	–	–	–	–

Balance at December 31, 2001	–	$ –	37,151,478	$37,151	$27,399,045	$(75,000)

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)
(continued)

				Total
	Deferred	Accumulated	Treasury	Shareholders’
	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2000	$(978,510)	$(23,414,113)	$ –	$(4,653,812)
Recapitalization resulting from the Summus, Ltd. asset acquisition	–	–	(227,619)	(1,938,245)
Elimination of deferred revenue resulting from recapitalization	–	–	–	1,834,065
Common stock options granted for services	–	–	–	936,409
Common stock and warrants sold for cash	–	–	–	6,371,912
Preferred stock dividends	–	(153,700)	–	(153,700)
Common stock issued in partial settlement of loss contingency	–	–	–	419,986
Deferred compensation recognized in connection with the issuance of stock options	(355,000)	–	–	–
Reversal of deferred compensation of forfeited stock options	551,897	–	–	–
Amortization of deferred compensation	247,157	–	–	247,157
Common stock issued in settlement of amounts due to related parties	–	–	–	435,815
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	1,504,206
Stock option exercises	–	–	–	2,521
Cash collection on stock purchase receivable	–	–	–	25,000
Net loss for the period		(10,739,809)	–	(10,739,809)

Balance at December 31, 2001	$ (534,456)	$(34,307,622)	$(227,619)	$(5,708,495)

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)
(continued)

Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	2,000	$ 2,000,000	6,000	$ 6	–	$ –	–	$ –
Common stock and warrants sold for cash	–	–	–	–	–	–	–	–
Common stock, options and warrants issued for services	–	–	–	–	–	–	–	–
Conversion of Series B preferred stock	–	–	(6,000)	(6)	–	–	–	–
Preferred stock dividends	–	–	–	–	–	–	–	–
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	446	446,312	–	–	–	–	–	–
Conversion of Series A preferred stock into common stock	(118)	(118,000)	–	–	–	–	–	–
Common stock and warrants issued as payment of unpaid salary amounts	–	–	–	–	–	–	–	–
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	–	–	–	–	–
Cash collection on stock subscription receivable	–	–	–	–	–	–	–	–
Beneficial conversion feature related to convertible debentures	–	–	–	–	–	–	–	–
Value of the warrants issued with the convertible debentures	–	–	–	–	–	–	–	–
Common stock issued upon conversion of convertible debentures and related accrued interest	–	–	–	–	–	–	–	–
Write off of the stock purchase receivable	–	–	–	–	–	–	–	–
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–	–	–
Reversal of deferred compensation of forfeited stock options	–	–	–	–	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	–	–	–
Stock option exercises	–	–	–	–	–	–	–	–
Warrant exercises	–	–	–	–	–	–	–	–
Elimination of deferred redemption feature	–	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	–	–	–	–

Balance at December 31, 2002	2,328	2,328,312	–	–	–	–	–	–
Common stock and warrants sold for cash	–	–	–	–	–	–	–	–
Series C, D and E preferred stock sold for cash	–	–	–	–	1,310	1,310,000	4,000	4,000,000
Stock issuance costs	–	–	–	–	–	–	–	–
Recognition of beneficial conversion feature of Series C, D and E preferred stock	–	–	–	–	–	(659,010)	–	(2,780,144)
Accretion of beneficial conversion feature of Series C, D and E preferred stock	–	–	–	–	–	365,566	–	2,780,144
Value of Series C, D and E warrants	–	–	–	–	–	(650,990)	–	(1,219,856)
Common stock, options and warrants issued for services	–	–	–	–	–	–	–	–
Preferred stock dividends	–	–	–	–	–	–	–	–
Common stock and warrants issued in settlement of vendor liabilities	–	–	–	–	–	–	–	–
Common stock issued in non-cash settlements	–	–	–	–	–	–	–	–
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	–	–	–	–
Amortization of deferred compensation	–	–	–	–	–	–	–	–
Conversion of Series A, D and E preferred stock	(250)	(250,000)	–	–	–	–	(1,100)	(764,540)
Warrant exercises	–	–	–	–	–	–	–	–
Net loss for the period	–	–	–	–	–	–	–	–

Balance at December 31, 2003	2,078	$2,078,312	–	$ –	1,310	$ 365,566	2,900	$ 2,015,604

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)
(continued)

					Additional	Stock
	Series E		Common Stock		Paid-In	Purchase
	Shares	Amount	Shares	Amount	Capital	Receivable

Balance at December 31, 2001	–	$ –	37,151,478	$37,151	$27,399,045	$ (75,000)
Common stock and warrants sold for cash	–	–	9,053,167	9,053	6,430,254	–
Common stock, options and warrants issued for services	–	–	394,627	394	952,298	–
Conversion of Series B preferred stock	–	–	5,670,340	5,671	(5,665)	–
Preferred stock dividends	–	–	–	–	–	–
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	–	–	–	–	–	–
Conversion of Series A preferred stock into common stock	–	–	8,287	8	117,992	–
Common stock and warrants issued as payment of unpaid salary amounts	–	–	177,885	178	177,717	–
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	255,000	255	97,461	–
Cash collection on stock subscription receivable	–	–	–	–	–	10,000
Beneficial conversion feature related to convertible debentures	–	–	–	–	189,655	–
Value of the warrants issued with the convertible debentures	–	–	–	–	190,000	–
Common stock issued upon conversion of convertible debentures and related accrued interest	–	–	1,728,568	1,729	499,556	–
Write off of the stock purchase receivable	–	–	–		(65,000)	65,000
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	143,950	–
Reversal of deferred compensation of forfeited stock options	–	–	–	–	(126,135)	–
Amortization of deferred compensation	–	–	–	–	–	–
Stock option exercises	–	–	290,300	290	12,460	–
Warrant exercises	–	–	189,624	190	79,623	–
Elimination of deferred redemption feature	–	–	–	–	576,000	–
Net loss for the period	–	–	–	–	–	–

Balance at December 31, 2002	–	–	54,919,276	54,919	36,669,211	–
Common stock and warrants sold for cash	–	–	2,704,153	2,704	1,334,878	–
Series C, D and E preferred stock sold for cash	200	200,000	–	–	–	–
Stock issuance costs	–	–	–	–	(184,515)	–
Recognition of beneficial conversion feature of Series C, D and E preferred stock	–	(140,541)	–	–	3,579,695	–
Accretion of beneficial conversion feature of Series C, D and E preferred stock	–	140,541	–	–	–	–
Value of Series C, D and E warrants	–	(59,459)	–	–	1,930,305	–
Common stock, options and warrants issued for services	–	–	219,257	219	112,237	–
Preferred stock dividends	–	–	–	–	–	–
Common stock and warrants issued in settlement of vendor liabilities	–	–	906,936	907	390,781	–
Common stock issued in non-cash settlements	–	–	1,461,717	1,462	516,042	–
Deferred compensation recognized in connection with the issuance of stock options	–	–	–	–	11,550	–
Amortization of deferred compensation	–	–	–	–	–	–
Conversion of Series A, D and E preferred stock	(30)	(21,081)	5,667,557	5,668	1,029,953	–
Warrant exercises	–	–	3,491,243	3,491	925,184	–
Net loss for the period	–	–	–	–	–	–

Balance at December 31, 2003	170	$ 119,460	69,370,139	$ 69,370	$ 46,315,321	$ –

See accompanying notes.

Summus, Inc. (USA)

Consolidated Statements of Shareholders’ Equity (Deficit)
(continued)

				Total
	Deferred	Accumulated	Treasury	Shareholders’
	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2001	$ (534,456)	$(34,307,622)	$ (227,619)	$ (5,708,495)
Common stock and warrants sold for cash	–	–	–	6,439,307
Common stock, options and warrants issued for services	–	–	–	952,692
Conversion of Series B preferred stock	–	–	–	–
Preferred stock dividends	–	(183,039)	–	(183,039)
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	–	–	–	446,312
Conversion of Series A preferred stock into common stock	–	–	–	–
Common stock and warrants issued as payment of unpaid salary amounts	–	–	–	177,895
Common stock and warrants issued in partial settlement of vendor liabilities	–	–	–	97,716
Cash collection on stock subscription receivable	–	–	–	10,000
Beneficial conversion feature related to convertible debentures	–	–	–	189,655
Value of the warrants issued with the convertible debentures	–	–	–	190,000
Common stock issued upon conversion of convertible debentures and related accrued interest	–	–	–	501,285
Write off of the stock purchase receivable	–	–	–	–
Deferred compensation recognized in connection with the issuance of stock options	(143,950)	–	–	–
Reversal of deferred compensation of forfeited stock options	126,135	–	–	–
Amortization of deferred compensation	325,139	–	–	325,139
Stock option exercises	–	–	–	12,750
Warrant exercises	–	–	–	79,813
Elimination of deferred redemption feature	–	–	–	576,000
Net loss for the period	–	(8,571,084)	–	(8,571,084)

Balance at December 31, 2002	(227,132)	(43,061,745)	(227,619)	(4,464,054)
Common stock and warrants sold for cash	–	–	–	1,337,582
Series C, D and E preferred stock sold for cash	–	–	–	5,510,000
Stock issuance costs	–	–	–	(184,515)
Recognition of beneficial conversion feature of Series C, D and E preferred stock	–	–	–	–
Accretion of beneficial conversion feature of Series C, D and E preferred stock	–	(3,286,251)	–	–
Value of Series C, D and E warrants	–	–	–	–
Common stock, options and warrants issued for services	–	–	–	112,456
Preferred stock dividends	–	(171,265)	–	(171,265)
Common stock and warrants issued in settlement of vendor liabilities	–	–	–	391,688
Common stock issued in non-cash settlements	–	–	–	517,504
Deferred compensation recognized in connection with the issuance of stock options	(11,550)	–	–	–
Amortization of deferred compensation	185,255	–	–	185,255
Conversion of Series A, D and E preferred stock	–	–	–	–
Warrant exercises	–	–	–	928,675
Net loss for the period	–	(3,877,301)	–	(3,877,301)

Balance at December 31, 2003	$ (53,427)	$ (50,396,562)	$ (227,619)	$ 286,025

Summus, Inc. (USA)

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
Operating activities
Net loss from continuing operations	$(3,877,301)	$(8,571,084)	$(10,388,511)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	259,025	371,457	439,027
Non cash compensation	185,255	364,000	956,321
Common stock options and warrants issued for services	112,456	887,992	61,425
Convertible debt non-cash interest	–	390,250	–
Non-cash settlements	(1,525,698)	–	1,132,352
Loss on sale of equipment and furniture	40,760	–	–
Changes in operating assets and liabilities, net of Summus, Ltd. asset acquisition:
Accounts receivable	(406,233)	(9,172)	(66,607)
Prepaid and other assets	88,390	(38,704)	(66,657)
Accounts payable and other accrued expenses	33,696	(432,853)	1,292,461
Accrued salaries and related costs	(124,665)	236,007	(119,837)
Deferred revenue	(7,285)	7,285	–
Net cash used in operating activities from continuing operations	(5,221,600)	(6,794,822)	(6,760,026)
Net cash used in discontinued operations	–	–	(30,455)
Net cash used in operating activities	(5,221,600)	(6,794,822)	(6,790,481)

Investing activities
Purchases of equipment and furniture	(11,721)	(91,212)	(7,480)
Proceeds from sale of equipment and furniture	12,670	–	–
Cash acquired from the acquisition of assets from Summus, Ltd.	–	–	43,918
Net cash provided by (used in) investing activities	949	(91,212)	36,438

Financing activities
Proceeds from exercise of stock options and warrants	928,675	92,563	2,521
Net proceeds from sale of common stock	1,337,582	6,449,307	6,396,912
Proceeds from issuance of preferred stock	5,510,000	–	–
Stock issuance costs	(184,515)	–	–
Proceeds from issuance of convertible debt	–	500,000	–
Principal payments on capital lease obligations	(60,394)	(210,818)	(202,913)
Principal payments on notes payable and short-term borrowings	(148,042)	(35,000)	–
Cash payment on loss contingency	–	–	(75,000)
Proceeds from loans payable to related party	–	–	540,000
Net cash provided by financing activities	7,383,306	6,796,052	6,661,520
Net increase (decrease) in cash	2,162,655	(89,982)	(92,523)
Cash at beginning of year	25,990	115,972	208,495
Cash at end of year	$2,188,645	$25,990	$115,972

Supplemental disclosures of cash flow information
Cash paid for interest	$34,535	$16,505	$31,101

See accompanying notes.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

December 31, 2003

1.  Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) ("Summus” or the "Company"), formerly known as High Speed Net Solutions, Inc., is engaged primarily in the development of efficient information processing solutions for the mobile and wireless markets.  Prior to the second quarter of 2002, Summus’ primary business activities included providing services under research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing to third parties its Photo ID and WI compression and decompression technology.  Although the Company’s core business activities are now focused on the mobile and wireless market, Summus continues to evaluate business opportunities related to services and products that it had formerly provided as they become available, particularly opportunities that offer growth potential with the business objectives and mission of the Company’s BlueFuel platform.  The core of the Company's business plan is to focus on the emerging wireless and mobile market.  Summus has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks.  The Company's technology platform, which provides the foundation for its current and future products and services, is designed to address the bandwidth, power, memory, and usability constraints of existing wireless network infrastructure.  This platform will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user.  The platform’s objective is to create a superior mobile end-user experience, which will impact devices, wireless carrier infrastructure and mobile applications.

The Company has completed development of and has launched twenty-five (25) wireless applications. Eleven (11) wireless carriers in the United States and eight (8) international wireless carriers currently deploy at least one or a combination of the twenty-five (25) wireless applications that have been completed by the Company.  It launched its first wireless application during the second quarter of 2002. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements for the year ended December 31, 2003, the Company incurred a net loss of $3,877,301 and experienced negative cash flows from operations.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability.  The Company is actively promoting and expanding its product line and pursuing additional equity financing from existing shareholders and other institutional investors.  Management expects to be able to attract additional capital to continue to fund and expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

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

  the loss per share for periods prior to the transaction have been restated to reflect the number of equivalent shares received by Summus, Ltd. in the transaction; and

  the transaction resulted in the net issuance of 23.4 million shares of common stock, 2,000 shares each of Series A and Series B preferred stock and warrants to purchase 500 shares of Series B preferred stock.

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

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts  net of certain third-party costs in the statement of operations.  These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss.  The amount by which revenues and costs of revenues have been reclassified for the year ended December 31, 2003 is $635,989.  Revenues and costs of revenues for 2002 have not been reclassified due to immateriality.

Wireless applications and contracts

Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile and wireless markets.  Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded on a gross basis in accordance with EITF 99-19.  The Company recognizes the cost of payments to the content providers as a cost of revenues.  Wireless applications and contracts cost of revenues includes all third-party hosting, testing and/or carrier distribution fees.  These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

There were no costs related to the wireless license fee revenue generated during the year ended December 31, 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

Contracts and license fees

We derive certain revenues from research and development contracts for governmental agencies and the commercial licensing of our technology.  We recognize revenue on these contracts at the time services are rendered based upon the terms of individual contracts.  Regarding the commercial licensing of our technology, we follow the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition”, as amended by AICPA Statement of Position 98-9 “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

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

Financial Instruments

The Company’s financial instruments that are exposed to a concentration of credit risk consist primarily of its trade accounts receivable, which are unsecured.  Collateral is generally not required. Management provides an estimated

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

allowance for doubtful accounts based on its assessment of the likelihood of future collections.  No allowance has been recorded as of December 31, 2003 or 2002, as all amounts are deemed to be fully collectible.  The carrying amount of cash, accounts receivable, accounts payable and debt approximate fair value for these financial instruments because of the short maturities of the instruments.

Significant Concentrations

For the year ended December 31, 2003, one customer accounted for 45% and 59% of the Company’s consolidated revenues and accounts receivable, respectively.  This same customer accounted for 100% of the Company’s wireless revenues and accounts receivable for the year ended December 31, 2002.  There were no other customers with revenues or accounts receivable in excess of 10 percent of the respective balances. Should this wireless carrier discontinue the deployment of the Company’s applications, the Company’s business would be adversely affected.

During 2003, 2002 and 2001, revenue from the U.S. Government and related entities represented 3%, 29% and 67%, of total revenue, respectively.  Revenue from sources other than the U.S. Government and related entities in 2002 was generated by one customer that accounted for 25% and a second customer that accounted for 11% of the Company’s total revenue.

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

During the fourth quarter of 2001, the Company wrote off the $337,451 of software costs that were capitalized during the second and third quarters of 2001. During the fourth quarter of 2001, management changed its business model and its intended use of its software products and related technology.  Based on an evaluation of the change in the business model and the associated projected cash flows, management determined that the software costs capitalized during 2001 were impaired and wrote the amount off as research and development costs. No capitalized software development costs were incurred in 2003 or 2002.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors, which are described more fully in Note 13.  The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the consolidated statement of operations.  Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant.  Such costs are recognized ratably over the vesting period.  The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $185,255, $364,000 and $956,321 in 2003, 2002 and 2001, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.  In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001: dividend yield of 0%; volatility ranging from 1.218 to 1.789; risk-free interest rate ranging from 2.75% to 5.34%, and expected option lives of 5 years for employees and 10 years for Board members.  The weighted average grant-date fair value of options granted during 2003, 2002 and 2001 was $0.30, $0.62 and $2.90 per option, respectively.

	Year ended December 31

	2003	2002	2001

Net loss applicable to common shareholders	$ (7,334,817)	$ (8,754,123)	$ (10,893,509)
Non-cash compensation charges included in net loss applicable to common shareholders	185,255	364,000	956,321
Stock-based employee compensation cost that would have been included in net loss applicable to common shareholders under the fair value method	(2,310,252)	(2,367,851)	(5,152,714)

Adjusted net loss applicable to common shareholders	$ (9,459,814)	$(10,757,974)	$(15,089,902)

Basic and diluted loss per share:
Reported net loss applicable to common shareholders	$ (0.12)	$ (0.19)	$ (0.31)
Non-cash compensation charges included in net loss applicable to common shareholders	0.00	0.01	0.03
Stock-based employee compensation cost that would have been included in net loss applicable to common shareholders under the fair value method	(0.03)	(0.05)	(0.15)

Adjusted net loss applicable to common shareholders	$ (0.15)	$ (0.23)	$ (0.43)

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

3.  Summary of Significant Accounting Policies (continued)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123.  Non-cash consulting expense related to such stock based compensation for the years ended December 31, 2003 and 2002 was $119,630 and $887,992, respectively.  There was no non-cash consulting expense related to stock based compensation for the year ended December 31, 2001.

Net Loss Per Share

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

Common stock equivalents not included in diluted loss per share in 2003 consist of 7,709,629 outstanding stock options, 44,543,728 outstanding warrants, 161,246 Series A preferred shares and related accrued dividends, as converted, 5,240,000 Series C preferred shares, as converted, 14,500,000 Series D preferred shares, as converted, and 850,000 Series E shares, as converted.

New Accounting Pronouncements

In January 2003, the EITF published EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue 00-21 is not expected to have a material impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The adoption of this Interpretation did not have an impact on the Company's financial statements.  The Interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first period after December 15, 2003.  We do not anticipate the application of this provision of the Interpretation to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

4.  Equipment and Furniture

Equipment, software and furniture consists of the following at December 31:

	2003	2002

Computer equipment financed by capital leases	$657,419	$657,419
Computer software and equipment	691,833	680,086
Furniture and fixtures	167,498	269,497
	1,516,750	1,607,002
Less accumulated depreciation	(1,320,751)	(1,110,269)
	$195,999	$496,733

Depreciation expense totaled $259,025, $371,457 and $439,027 for the years ended December 31, 2003, 2002 and 2001, respectively.

5.  Leases

The Company leases equipment and office space under long-term capital and operating lease agreements. Rental expense amounted to approximately $259,000, $347,000 and $498,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Minimum future lease payments under noncancellable leases at December 31, 2003 are as follows:

	Capital Leases	Operating Leases
2004	$17,296	$252,565
2005	-	252,851
2006	-	$200,682
Total minimum lease payments	17,296	$706,098
Less amounts representing interest	-
Present value of minimum lease payments	$17,296

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

6.  Income Taxes (continued)

	December 31
	2003	2002

Accrued expenses and other revenue	$100,000	$100,000
Net operating losses	10,790,000	8,700,000
Start-up costs	2,420,000	3,100,000
Stock based compensation	90,000	–
Total deferred tax assets	13,400,000	11,900,000
Valuation allowance	(13,400,000)	(11,900,000)
Net deferred taxes	$–	$–

Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2003 and 2001 and the amount computed by applying the statutory federal income tax rate to losses before incomes taxes are as follows:

	December 31
	2003		2002
Income tax benefit at statutory rate	$(1,350,000)	(35.0)%	$(3,000,000)	(35.0)%
State income taxes, net of federal benefit	(170,000)	(4.5)	(380,000)	(4.5)
Non-deductible expenses	1,000	0.1	6,000	0.1
Change in valuation allowance	1,500,000	38.8	3,400,000	39.3
Other	19,000	0.6	(26,000)	0.3
Income tax benefit	$-	-%	$-	-%

At December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $27 million for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2020 for federal tax purposes and in 2015 for state tax purposes. U. S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

7.  Related Party Transactions

During 2003, the Company paid commissions to a director of the Company in connection with the Series D and E convertible preferred stock offerings.  The Company paid cash commissions of $117,000 and issued warrants to purchase 975,000 shares of unregistered common stock with an exercise price of $.35 per share and a contractual life of three years.  The warrants were valued at $299,750, using the Black-Scholes option-pricing model.  The value of the consideration paid to the director was recorded as a stock issuance cost.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

8.  Convertible Debentures

On July 19, 2002, the Company issued 6% convertible secured debentures, along with warrants to purchase 1,724,138 shares of common stock for aggregate gross proceeds of $500,000. The warrants are exercisable upon issuance, have a term of three years and have exercise prices ranging from $0.47 to $0.59 per share.  The debentures had an initial life of five years and were convertible into common stock at a conversion rate of $0.29 per share.  As of December 31, 2002, all of the convertible debentures plus accrued interest had been converted into 1,728,568 shares of common stock.

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

Interest expense relating to the convertible debenture transaction totaled $420,250 for the year ended December 31, 2002 and consisted of the following:

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

9.  Notes Payable

 On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended for an adjustment in the payment terms, whereby the Company issued 235,000 shares of unregistered common stock with registration rights to repay $87,500 of the outstanding balance.  The remaining balance was scheduled to be repaid in 6 equal installments commencing July 19, 2003; however, no payments have been made on this balance subsequent to July 19, 2003, and therefore the agreement is in default.  The outstanding principal balance of this note as of December 31, 2003 and 2002 is $77,500.

On May 23, 2003, the Company executed a settlement agreement with Holland & Knight LLP (“H&K”).  The terms of the H&K agreement are more fully described in Note 15 below.  Under the terms of the H&K agreement, the Company entered into a note payable agreement whereby it agreed to make payments totaling $325,000, consisting of monthly payments of $9,028 over a three year period commencing on June 1, 2003.  Since the H&K agreement did not provide for an interest

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

9.  Notes Payable (continued)

rate component pertaining to this payment plan, a rate of 20% per annum was used to present value the note, resulting in a net present value of $242,926.  As of December 31, 2003, the current portion of this note totaled $67,994 and the non-current portion totaled $132,695.

On September 3, 2003, the Company negotiated a revised settlement agreement with Analysts International Corporation (“AIC”), a former service provider.  The terms of the revised AIC settlement agreement are more fully described in Note 15 below.  Under the terms of the revised AIC settlement agreement, the Company agreed to pay a monthly payment of $7,500 until the total indebtedness, including interest at 8%, is paid in full.  As of December 31, 2003, the current portion of this note totaled $90,000 and the non-current portion totaled $59,437.  Prior to the revised AIC settlement agreement on September 3, 2003, the amount due to AIC was recorded as a currently liability, included in Accounts Payable and Accrued Expenses, since the Company was in default under the terms of the initial settlement agreement.

On September 30, 2003, the Company executed a settlement agreement with Raytheon Company (“Raytheon”), regarding a note payable agreement that had previously been in default and had accrued interest at a rate of 18% per annum.  The terms of the Raytheon agreement are more fully described in Note 15 below.  Under the terms of the Raytheon agreement, the Company entered into a note payable agreement whereby it agreed to make payments totaling $87,516, consisting of an initial payment of $10,000; six (6) equal monthly installments of $3,000; fourteen (14) monthly installments of $4,000; and one final installment of $3,516.  Since the Raytheon agreement did not provide for an interest rate component pertaining to this payment plan, a rate of 20% per annum was used to present value the note, resulting in a net present value of $74,305.  As of December 31, 2003, the current portion of this note totaled $34,701 and the non-current portion totaled $23,800.

10.  Profit Sharing Plan

The Company has established a 401(k) retirement plan for the benefit of employees who have attained the age of 21 years. The Company’s matching contribution to the plan is discretionary and is not limited to profits. For the years ended December 31, 2003, 2002 and 2001, the Company contributed $28,706, $26,166 and $37,176 to the plan, respectively.

11.  Common Stock and Warrants

During 2003, the Company sold to private accredited investors in negotiated transactions 2,704,153 shares of its unregistered common stock, warrants to purchase an additional 316,000 shares of common stock, and re-priced 6,609,645 previously issued warrants.  These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the trading value of the Company’s freely-tradable shares and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice 2 warrants for every share purchased. The other form allowed warrant holders to reduce the exercise price of previously issued warrants if the holder exercised those repriced warrants immediately. The original exercise prices of the repriced warrants ranged between $0.60 and $5.25, per share.  The repriced exercise prices ranged between $0.20 and $1.69, per share.  Total cash proceeds from the sale of the shares and issuance of the new warrants was $1,337,582.

During 2003, the Company issued 3,491,243 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.20 to $0.50 per share.  Of the 3,491,243 exercised warrants, 2,881,343 were exercised in connection with the repricing of the exercise price of the warrants as described in the previous paragraph.  The initial exercise prices of the warrants ranged between $0.60 and $5.25. The repriced exercise prices ranged between $0.20 and $1.69.  The exercise of these warrants generated gross proceeds of $928,675.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

11.  Common Stock and Warrants (continued)

During 2003, the Company issued to consultants 219,257 shares of unregistered common stock, 103,400 stock options, and 17,935 warrants for services provided to the Company for an aggregate value of $112,456.  The shares of unregistered common stock were valued at $78,629 based on the negotiated terms of each contract and the options and warrants were valued at $29,888 and $3,939, respectively, using the Black-Scholes option-pricing model.  Also during 2003, the Company granted 33,000 options to the sole member of its Advisory Board.  These options vest quarterly over a one year period and have an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of the vested portion of the option of $8,663 was determined using the Black-Scholes option-pricing model and was recorded as non-cash compensation expense for the year ended December 31, 2003.

During 2003, the Company issued 906,936 shares of its unregistered common stock valued at $308,355 to entities as payment on outstanding vendor balances.

During 2003, the Company issued 1,461,717 shares of its unregistered common stock valued at $517,504 to entities as settlement of outstanding obligations.  During 2003, Summus issued 333,333 warrants to Donald T. Locke, a consultant who acts in the capacity of the general counsel to Summus, as payment for $200,000 of fees owed to Mr. Locke.  The warrants have an exercise price of $0.60 per share and a contractual life of 5 years.  The warrants were valued at $83,333 using the Black-Scholes option-pricing model.   The settlement gain resulting from this transaction was $116,667 and was recorded in non-cash settlements for the year ended December 31, 2003.  The settlements are more fully described in Note 15 below.

During 2002, the Company sold to investors 9,053,167 shares of its unregistered common stock (including 21,666 shares of unregistered common stock in the form of commissions) and warrants to purchase an additional 17,779,104 shares of unregistered common stock for net cash proceeds of $6,439,307.  The warrants have exercise prices ranging from $0.48 to $4.00 per share, a term of five years and cannot be exercised within the first six months of the date of issuance.  The estimated fair value of the unregistered shares issued as commissions for capital raising of $12,287 was deducted from the gross proceeds raised.  During the year ended December 31, 2002, the Company paid one of its outside directors cash commissions of $110,139 relating to the sale of the Company’s unregistered common stock and warrants.

During 2002, the Company issued 177,885 shares of its unregistered common stock and warrants to purchase 150,000 shares of unregistered common stock to certain members of management in lieu of cash payment for unpaid salary amounts earned in 2001.  These shares and warrants were valued at $177,895, based on the recorded value of the unpaid salary amounts as of December 31, 2001.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

11.  Common Stock and Warrants (continued)

During February 2002, the Company issued 25,000 shares of its unregistered common stock and 12,500 warrants to purchase the Company’s unregistered common stock with an exercise price of $2.50 per share to an independent firm providing investor relation services.  The 25,000 shares were recorded at their estimated fair value of $37,280 by applying a discount to the traded value of the Company’s freely trading Common Stock on the date of the agreement.  The 12,500 warrants were recorded at their estimated fair value of $17,625 using the Black-Scholes option-pricing model.  On June 19, 2002, the Company terminated this agreement and issued 10,000 warrants to purchase the Company’s unregistered common stock with an exercise price of $2.50 per share as a termination fee.  These warrants were valued at $4,200 using the Black-Scholes option-pricing model. Additionally, prior to the termination of this agreement, the Company was committed to issue to the investor relations firm warrants to purchase shares of the Company’s unregistered common stock, if and when the traded value of the Company’s stock price achieved certain levels over a certain time period.  These contingent warrants were valued at $30,000 and since this agreement was terminated before the any of the warrants could be earned, the $30,000 was charged to non-cash expense.

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

Also in connection with the Summus, Ltd. recapitalization transaction, the former Summus, Ltd. shareholders were issued warrants to purchase 500 shares of Series B preferred stock at an exercise price of $5,500 share.  On February 27, 2002, these warrants were converted into 500,000 warrants exercisable over five years to purchase shares of unregistered common stock, with an exercise price of $5.50 per share.  The warrants to purchase Series B preferred stock were issued as partial consideration in the Summus, Ltd. recapitalization transaction in order to preserve the Company’s common stock for other uses.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

11.  Common Stock and Warrants (continued)

The Company has reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	161,246
Series C convertible preferred stock	5,240,000
Series D convertible preferred stock	14,500,000
Series E convertible preferred stock	850,000
Outstanding common stock warrants	44,543,728
Outstanding stock options	7,709,629
Possible future issuance under stock option plans	425,527
Total	73,430,130

A summary of the Company’s outstanding warrants as of December 31, 2003 is as follows:

Range of Exercise Prices	Warrants Outstanding
$0.01 – 0.50	13,931,969
0.51 – 1.00	10,705,021
1.01 – 2.00	8,556,988
2.01 – 3.00	6,376,766
3.01 – 4.00	2,587,756
Over 4.00	2,385,228
44,543,728

The warrants can be exercised at any time until their expiration dates, which are between July 25, 2005 and December 31, 2008.

12.  Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,078 and 2,328 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of December 31, 2003 and 2002, respectively.  These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share.  These dividends are accrued monthly.  The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable.  Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year.  The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full.  The Company recorded preferred stock dividends of $171,265 and $183,039 in 2003 and 2002, respectively.  No dividends were paid in 2003.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

12.  Preferred Stock (continued)

In April 2002 and October 2002, the Company’s Board of Directors authorized the payment of the accrued Series A preferred stock dividends at March 31, 2002 and September 30, 2002, totaling $355,315 and $90,997, respectively.  At the Company’s election, the payment of these dividends was made through the issuance of 446 new shares of Series A preferred stock.  During 2003, a holder of the Series A preferred stock converted 250 shares of Series A preferred stock into 17,557 shares of the Company’s unregistered common stock.  During 2002, a holder of Series A preferred stock converted 118 shares of Series A preferred stock into 8,287 shares of the Company’s unregistered common stock.  As of December 31, 2003, the Company had recorded $218,143 in accrued dividends, which is reflected in current liabilities in the accompanying consolidated balance sheet.

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

Series B Convertible Preferred Stock

During February 2001, the Company amended its bylaws to provide for the authorization of 6,500 shares of Series B convertible preferred stock (“Series B preferred stock”). The Company issued 6,000 shares of Series B preferred stock (2,000 of which were placed in escrow) in connection with the Summus, Ltd. recapitalization.  Of these shares, 4,000 were issued to the former Summus, Ltd. shareholders in the first quarter of 2002.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

12.  Preferred Stock (continued)

Series C Convertible Preferred Stock

In June 2003, the Company amended its articles of incorporation to establish its Series C convertible preferred stock (“Series C preferred stock”).  The Series C preferred stock has an issued price of $1,000 per share and has the following rights and privileges:

  no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series C preferred stock, and (ii) any matters for which voting rights are provided under Florida law;

  shares of the Series C preferred stock shall rank on a parity with Summus’ Series A, Series D and Series E convertible preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Summus;

  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series C preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus, Inc.; and

  the right to convert each share of Series C preferred stock into shares of our common stock at any time, at the option of the Series C preferred stockholder, after nine (9) months from the date of its issuance. Each share of Series C preferred stock shall be convertible into 4,000 fully paid and nonassessable shares of the Company’s common stock.

During 2003, the Company sold 1,310 shares of its Series C preferred stock and issued warrants in connection with such sale to purchase 5,240,000 shares of unregistered common stock with an exercise price of $0.75 per share for gross proceeds of $1,310,000.  The value of the warrants issued in this offering, totaling $650,990, was determined utilizing the Black Scholes pricing model, limited to the pro-rata fair value of the Series C offering proceeds allocable to the warrants.  Cash commissions of $35,263 were paid in connection with the Series C offering.

Series D Convertible Preferred Stock

In September 2003, the Company amended its articles of incorporation to establish its Series D convertible preferred stock (“Series D preferred stock”).  The newly established Series D preferred stock has an issued price of $1,000 per share and has the following rights and privileges:

  no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series D preferred stock, and (ii) any matters for which voting rights are provided under Florida law;

  shares of the Series D preferred stock shall rank on a parity with Summus’ Series A, Series C and Series E preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Summus;

  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series D preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus, Inc.; and

  the right to convert each share of Series D preferred stock into shares of our common stock at any time, at the option of the Series D preferred stockholder. Each share of Series D preferred stock shall be convertible into 5,000  fully paid and nonassessable shares of the Company’s common stock.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

12.  Preferred Stock (continued)

During 2003, the Company sold 4,000 shares of its Series D preferred stock and issued warrants in connection with such sale to purchase 10,000,000 shares of unregistered common stock with an exercise price of $0.35 per share for gross proceeds of $4,000,000.  The value of the warrants issued in this offering, totaling $1,219,856, was determined utilizing the Black Scholes pricing model, limited to the pro-rata fair value of the Series D offering proceeds allocable to the warrants.  Cash commissions of $111,000 were paid in connection with the Series D offering.

During 2003, holders of the Series D preferred stock converted 1,100 shares of Series D preferred stock into 5,500,000 shares of the Company’s unregistered common stock.

Series E Convertible Preferred Stock

In November 2003, the Company amended its articles of incorporation to establish its Series E convertible preferred stock (“Series E preferred stock”).  The Series E preferred stock has an issued price of $1,000 per share and has the following rights and privileges:

  no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series E preferred stock, and (ii) any matters for which voting rights are provided under Florida law;

  shares of the Series E preferred stock shall rank on a parity with Summus’ Series A, Series C and Series D preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Summus;

  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series E preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus, Inc.; and

  the right to convert each share of Series E preferred stock into shares of our common stock at any time, at the option of the Series E preferred stockholder.  Each share of Series E preferred stock shall be convertible into 5,000 fully paid and nonassessable shares of the Company’s common stock.

During November 2003, the Company sold 200 shares of its Series E preferred stock and issued warrants in connection with such sale to purchase 500,000 shares of unregistered common stock with an exercise price of $0.35 per share for gross proceeds of $200,000.  The value of the warrants issued in this offering, totaling $59,459, was determined utilizing the Black Scholes pricing model, limited to the pro-rata fair value of the Series E offering proceeds allocable to the warrants.  Cash commissions of $6,000 were paid in connection with the Series E offering.

During 2003, a holder of Series E preferred stock converted 30 shares of Series E preferred stock into 150,000 shares of the Company’s unregistered common stock.

 Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

12.  Preferred Stock (continued)

The accounting treatment for the Series C, D and E preferred stock (the “Preferred Stock”) involved allocating the value of the principal amount received from the Preferred Stock offerings between the Preferred Stock, the associated warrants and a beneficial conversion feature (“BCF”) associated with the Preferred Stock.  A BCF existed because the effective conversion rate of the Preferred Stock was below the traded value of the Company’s common stock on the date the Preferred Stock was issued.  The BCF for the Preferred Stock totaling $3,579,695 was recorded as a discount to the Preferred Stock and additional paid-in capital on the date the Preferred Stock was issued.  Since the Series C preferred stock becomes convertible at any time after nine months from its issuance, the value of its BCF totaling $659,010 will be amortized to retained deficit over a nine month period commencing with its issuance. Amortization of the Series C preferred stock BCF for the year ended December 31, 2003 was $365,566.  Since the Series D and E preferred stock was convertible immediately, the value of its beneficial conversion feature totaling $2,920,685 was fully amortized to retained deficit on the date of issuance.

13.  Stock Options

During 2000, the Company established a stock option plan to provide for the issuance of stock options to employees and directors. Options granted in connection with initial employment with the Company generally have a term of ten years and vest quarterly over a three-year term.

During 2000, all of the stock options were granted with an exercise price of $0.19 per share. This exercise price was below the fair value of the Company’s underlying common stock. Deferred compensation has been recorded for the difference in value between exercise price and the fair value of the underlying common stock and is being recognized over the vesting period of the stock options. Non-cash compensation expense relating to these grants was $176,592, $202,642 and $202,157 in 2003, 2002 and 2001, respectively.  Additionally, during 2001, stock options exercisable for 615,879 shares of common stock were granted with exercise prices below the fair value of the underlying common stock, resulting in total compensation expense of $864,164, of which $110,000 was deferred at December 31, 2001 and is being amortized to non-cash compensation through 2004. Of the $864,164 compensation expense attributable to 2001 option grants, $541,688 related to options issued to Dr. Jawerth in connection with the recapitalization discussed in Note 2.

During 2002, the Company granted 397,531 fully vested stock options to an employee/director of the Company with exercise prices ranging between $ 0.31 and $1.24, in connection with capital raising activities.  Of these options, 310,586 had exercise prices below the fair value of the underlying common stock resulting in non-cash compensation expense of $161,358 during the year ended December 31, 2002.

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

During 2003, the Company granted 33,000 stock options to a member of its Board of Advisors.  This option vests quarterly over a one year period and has an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of the vested portion of the option of $8,663 was determined using the Black-Scholes option-pricing model and was recorded as non-cash compensation expense for the year ended December 31, 2003.

 Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

13.  Stock Options (continued)

Commencing August 15, 2002, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives may receive a portion of their annual cash compensation in the form of fully vested stock options.  The stock options will have an exercise price equal to the fair market value of the Company’s’ common stock based on the closing prices of the common stock at the end of each respective payroll period.  The amount of compensation to be received in stock options (the “target compensation”) is to be determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation.  The number of shares underlying each option will be determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period.  Once this election is made, it will remain effective for a minimum of three months and can be terminated early at the full discretion of the Company. Beginning on August 15, 2002, five executives elected to participate in this alternative payment plan at reduced salary levels ranging between 25% and 35% of their respective annual compensation.  During the years ended December 31, 2003 and 2002, the Company issued 490,292 and 241,431, respectively, fully vested stock options with exercise prices ranging between $0.23 and $0.51 per share under this plan.

The Company has entered into various consulting agreements that provide for the issuance of options to purchase unregistered shares of the Company’s common stock primarily on a monthly basis as services are performed.  These options vest on a monthly basis as they are earned and have exercise prices that equal the traded per share value of the underlying common stock on the date of grant.  For the years ended December 31, 2003 and 2002, the Company issued 103,400 and 146,032 options, respectively, under these consulting agreements.  These options were valued at $29,888 and $81,788, respectively, using the Black-Scholes option-pricing model under the fair value method of accounting.  The term of these agreements is generally twelve months, however the Company can immediately terminate them.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

13.  Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding – December 31, 2000	1,166,633	$0.19
Issuance of options in accordance with terms of the recapitalization transaction	1,942,705	3.96
Granted	2,252,901	2.24
Forfeited	(224,054)	(4.83)
Exercised	(6,043)	(0.42)
Outstanding – December 31, 2001	5,132,142	$2.98
Granted	3,401,654	1.05
Exercised	(290,300)	(0.03)
Forfeited	(687,321)	(2.17)
Outstanding – December 31, 2002	7,556,175	$2.29
Granted	1,315,529	0.34
Exercised	—	—
Forfeited	(1,162,075)	(1.50)
Outstanding – December 31, 2003	7,709,629	$1.80

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 0.01- 0.50	2,756,314	4.25	$0.40
0.51- 1.00	226,108	3.36	0.67
1.01- 2.00	1,936,841	4.33	1.43
2.01- 3.00	1,104,900	5.78	2.29
3.01- 4.00	1,219,133	4.05	3.59
Over 4.00	466,333	4.05	6.35
	7,709,629	4.42	1.80

Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 0.01- 0.50	2,139,687	$0.42
0.51- 1.00	226,108	0.67
1.01- 2.00	1,833,941	1.43
2.01- 3.00	967,400	2.31
3.01- 4.00	1,055,596	3.61
Over 4.00	466,333	6.35
	6,689,065	1.90

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

13.  Stock Options (continued)

During 2002, the Company issued 290,300 shares of its common stock upon the exercise of outstanding stock options.  The Company received $12,750 in proceeds from the exercise of these stock options.  There were no exercises of stock options in 2003.

14.  Commitments and Contingencies

Dr. Bjorn Jawerth’s Employment Agreement

In connection with the recapitalization transaction on February 16, 2001 (see Note 1), the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth.  Dr. Jawerth’s employment agreement expired on February 16, 2004, and was not renewed by the Board of Directors.  The employment agreement provided for an initial base salary of $350,000, which was to be increased on an annual basis by at least 10%; however, Dr. Jawerth elected to defer any increase in cash compensation to this initial base salary.  As of February 16, 2003 and February 16, 2002, Dr. Jawerth was to receive an annual salary of $423,500 and $385,000, respectively, pursuant to his agreement; however, Dr. Jawerth elected on July 31, 2002, to reduce his cash compensation temporarily to $262,500 on an annual basis to help lower the Company’s cash consumption.  The difference between the original contract amount of $350,000 and the current cash salary amount was paid to Dr. Jawerth on a bi-monthly basis in the form of options to buy common stock under the Company’s Alternative Compensation Plan.  These options were priced at the closing market price of the Company’s common stock at the end of each bi-monthly pay period.  The difference between the increased salary amounts of $423,500 and $385,000, respectively, owed to Dr. Jawerth and the original base salary of $350,000 in his employment agreement was deferred and accrued by the Company until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid.  The 10% annual increases provided for in Dr. Jawerth’s employment contract have been recorded as accrued salaries in the Company’s balance sheet as of December 31, 2003.

Under the terms of the recapitalization transaction, Summus, Inc. agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus, Inc. common stock held by Dr. Jawerth at a per share price of not less than $1.50 per share (representing $2.5 million in value).  Under the terms of Dr. Jawerth's employment agreement, the Company was obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale as describe above.  No shares subject to this agreement have been sold.  The Company believes it has no further obligations regarding this sale of shares.

Pursuant to the terms of his employment agreement and in accordance with corporate policy, all intellectual property developed by Dr. Jawerth in connection with his employment by the Company is the exclusive property of the Company.  Without any impact on the Company’s ownership of the intellectual property, the employment agreement granted Dr. Jawerth, personally, a non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that was developedduring the twelve months following the closing of the recapitalization transaction.  This license was to terminate on the later of the date twelve months from the closing of the recapitalization transaction or such later date as may be set by the Board, excluding Dr. Jawerth.  Pursuant to the terms of Dr. Jawerth’s employment agreement, the Company terminated Dr. Jawerth’s license on February 4, 2004.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

Cancellation of warrants

On July 19, 2002, the Company entered into an irrevocable common stock equity line that was intended to provide funding to the Company in amounts up to $10.0 million. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on July 31, 2002 relating to this common stock equity line agreement.  Based on comments received from the Securities and Exchange Commission and related communications with the SEC, the Company understood that the terms of the equity line financing arrangement were such that it would not be able to resolve the staff’s comments in a timely manner and seek effectiveness of the registration statement in a timely manner.  Due to these developments, the length of time involved in completing the transaction, and other factors, the Company determined that it was in its best interest to withdraw the registration statement and not proceed with the equity line.  Accordingly, on September 17, 2002, the Company submitted to the SEC a request to withdraw the registration statement and cancelled all agreements associated with the common stock equity line.  In connection with the cancellation of the agreements associated with the common stock equity line, Talisman, the intended purchaser under the equity line, indicated to the Company its intention to retain ownership of the warrants to purchase 500,000 shares of the Company’s unregistered common stock at an exercise price of $0.47 per share that were issued to Talisman upon the execution of the equity line agreements. It is management’s position, with the advice of legal counsel, that the cancellation of these warrants became effective with the cancellation of the equity line agreements and that no loss contingency exists.  Therefore, the Company has not recorded the issuance of these 500,000 warrants in its consolidated financial statements nor disclosed them as part of outstanding warrants.  The Company has sent correspondence to Talisman stating its position that the warrants have been cancelled.  To date, the Company has not received correspondence back from Talisman indicating their concurrence.

Inventions Awards Plan

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

Dr. Jawerth sent correspondence to the Company on February 17, 2004, seeking payment for certain inventions under the Plan.  Management and the Board of Directors of the Company have evaluated these assertions and determined that no amounts are due Dr. Jawerth or other employees under the provisions of the Plan.  If litigation is pursued by Dr. Jawerth for any payments under the Plan and he is successful in such litigation, there may be a material adverse impact to the Company.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Settlements of Contractual Disputes and Litigation

The Richdale Contractual Dispute

In June 2001, the Company entered into an agreement of settlement and compromise whereby it issued 250,000 shares of its registered common stock in full satisfaction of a $435,815 payable to entities affiliated with a related party.

The Dunavant Litigation

On June 29, 2001, the Company entered into a settlement agreement and voting agreement with William R. Dunavant and his counsel. Under the terms of such agreements:

  the Company issued an aggregate of 475,000 shares of unregistered common stock to Mr. Dunavant and his counsel which were valued at $352,688. Such amount was determined by applying a discount to the traded value of the Company’s stock on the date of the revised settlement;

  Mr. Dunavant agreed to certain resale restrictions with respect to all but 350,000 shares of common stock held by him (an aggregate of 2,275,000 shares), specifically, to limit his public resale of such shares to 30,000 shares per calendar month until February 15, 2002;

  the Company agreed to prepare and proceed diligently to complete and file a registration statement with the SEC registering the resale of all of the shares held by Mr. Dunavant, his spouse and his counsel.  The registration statement on Form S-1 was declared effective by the SEC on July 22, 2002.

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

The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the settlement agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full.  We ceased making payments under this settlement agreement on November 15, 2002 due to liquidity constraints, and therefore, we were in default under the terms of the initial agreement. The Company received notification of its default from AIC on July 9, 2003, and the 3-day cure period to which the Company was entitled under the terms of the settlement agreement expired, which would allow AIC to file a consent judgment against the Company.  While negotiating to amend the settlement agreement in August 2003, Summus learned that AIC had filed the consent judgment on February 13, 2002, which Summus believes was in breach of the original settlement agreement.  In September 2003, the parties negotiated a revised settlement agreement pursuant to which (i) the consent judgment remains filed and of record, (ii) AIC will file with the court a credit to the judgment reflecting all payments made by the Company; (iii) the payment terms have been revised to require payment by the Company of $60,000 by September 5, 2003, which has been made, and $7,500 per month thereafter until the full amount of the indebtedness, including accrued interest is paid, and (iv) AIC agrees to refrain from executing on the consent judgment as long as the Company makes the payments required by the revised settlement terms as identified in this paragraph.  In the event that the Company fails to make a scheduled payment as set forth in this revised settlement agreement, AIC may execute on the consent judgment and seek to satisfy the judgment from the assets of the Company in accordance with the laws of the state of North Carolina.

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

The Company expensed the aggregate estimated fair value of these securities, resulting in a non-cash charge in the statement of operations for the year ended December 31, 2001.

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

In October 2001, the Company and VEJ entered into a definitive settlement agreement and release, which provided for the Company’s issuance to VEJ:

(1)	80,000 shares of its unregistered common stock (in lieu of a cash payment of $143,415);

(2)

a warrant to purchase 250,000 shares of the Company’s unregistered common stock with an exercise price of $4.00 per share, valued using the Black-Scholes option pricing model, at approximately $400,000;

(3)	a warrant to purchase 150,000 of the Company’s unregistered common stock with an exercise price of $2.50 per share, valued, using the Black-Scholes option pricing model, at $256,500; and

(4)	a warrant to purchase 150,000 of the Company’s unregistered common stock with an exercise price of $4.50 per share, valued, using the Black-Scholes option pricing model, at $252,000.

The Company expensed the aggregate estimated fair value of these securities, resulting in a non-cash charge in the statement of operations of the year ended December 31, 2001 of $1,051,915.

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

The AT&T CORP. Litigation

On June 7, 2002, AT&T filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled to payment in the amount of $238,783 for telephone calls and services rendered to the Company.  In March 2003, the Company and AT&T settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to AT&T to $120,000 and this reduced amount be repaid over an 18 month period commencing in March 2003.  The settlement gain resulting from this transaction was $118,783.  The balance as of December 31, 2003 was $53,456, which is included in accounts payable.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

15.  Settlements of Contractual Disputes and Litigation (continued)

The Porter Novelli Litigation

On December 12, 2002, Porter Novelli filed a civil summons in Wake County General District Court of Justice in the State of North Carolina, claiming that it is entitled payment in the amount of $18,886 for past services rendered to the Company.  These amounts were paid in full in 2003.

Bowne Litigation

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it is entitled payment in the amount of $276,374, plus accrued interest, for past services rendered to the Company. The Company disputes the total amount Bowne claims the Company owes. However, the Company has recorded a liability of $276,374 relating to this claim as of December 31, 2003 and 2002.  The Company is in the process of attempting to negotiate a settlement to this claim.

The Holland and Knight LLP Litigation

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

The Raytheon Company Litigation

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

  The remaining amount of the recorded liability due to Raytheon of $87,516 was satisfied through the issuance to Raytheon of 295,662 shares of the Company’s unregistered common stock, with registration rights.  The fair value of the 295,662 shares of unregistered common stock was estimated at $94,613, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 295,662 unregistered common shares and the recorded value of the liability of $87,516, totaling $7,097, was recorded as an offset to the settlement gain.  Raytheon has contractually agreed to sell no more than 15,000 shares in any one (1) business day.

  Therefore, the aggregate settlement gain resulting from this transaction totaled $55,241.

Other Settlements

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

During 2003, the Company issued warrants to purchase 333,333 shares of common stock to a consultant as payment for $200,000 of fees.  The warrants were valued at $83,333 using the Black-Scholes option-pricing model.  The non-cash settlement gain resulting from this transaction totaled $116,667.

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

The total aggregate settlement gains resulting from these transactions during the year ended December 31, 2003 were $1,525,698.

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

The release of the Company from the above obligations was expressly made conditional upon the Company not filing (or having filed against it) a petition in bankruptcy for a period of one year from the closing of the sale of Douglas May & Co. to Mr. May.  Since this release is conditional for one year, the Company reflected a liability of $576,000 on its balance sheet during the one-year time period. Since the Company did not file ( or have filed against it) a petition in bankruptcy during the one-year time period commencing September 30, 2001, the $576,000 liability was reclassified to permanent equity on September 19, 2002.

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

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

17.  Selected Quarterly Financial Data (Unaudited)

Change in Revenue Recognition Policy

After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts  net of certain third-party costs in the statement of operations.  These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss.  The amount by which revenues and costs of revenues have been reclassified for the year ended December 31, 2003 is $635,989.  Revenues and costs of revenues for 2002 have not been reclassified due to immateriality.

Selected quarterly financial data for the years ended December 31, 2003 and 2002 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2003
Revenues, as reported	$130	$465	$183	$285
Revenues, as restated	229	581	332	557
Cost of revenues, as reported	115	113	109	101
Cost of revenues, as restated	214	229	258	373
Gross profit	15	352	74	184
Net loss	(714)	(807)	(1,446)	(910)
Net loss per common share, basic and diluted	(0.01)	(0.01)	(0.03)	(0.06)
2002
Revenues	$228	$51	$36	$92
Gross profit	164	30	(16)	47
Net loss	(2,561)	(2,125)	(2,269)	(1,616)
Net loss per common share, basic and diluted	(0.07)	(0.05)	(0.05)	(0.02)

18.  Subsequent Events

Conversion of preferred stock

Subsequent to December 31, 2003, holders of the Series D preferred stock converted 375 shares of Series D preferred stock into 1,875,000 shares of the Company’s unregistered common stock.

Subsequent to December 31, 2003, a holder of Series E preferred stock converted 170 shares of Series E preferred stock into 850,000 shares of the Company’s unregistered common stock.

Payment of accrued salaries

Subsequent to December 31, 2003, the Company made cash payments of approximately $180,000 towards accrued salaries and related costs that were incurred as of December 31, 2003.  As a result of these payments, accrued unpaid salaries and related costs that were earned as of December 31, 2003 have been reduced from approximately $440,000 to $260,000.  Included in accrued salaries and related costs is approximately $61,000 of earned and unpaid vacation.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (continued)

18.  Subsequent Events (continued)

Settlement Agreement

Subsequent to December 31, 2003, the Company entered into a settlement agreement with a strategic partner regarding software development.  Under the settlement agreement, the other party has agreed to make payments of $420,000 over a twelve-month period beginning in March 2004.  As of March 29, 2004, the Company had received $35,000 under this agreement.  The remaining payments will be recorded as revenues when and if received.

Expiration of Employment Agreement

On February 16, 2004, Dr. Jawerth’s employment agreement with the Company expired and was not renewed by the Board of Directors.  Dr. Jawerth resigned from the Company’s Board of Directors on March 5, 2004.

SIGNATURES

                Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Summus, Inc. (USA)
By: /s/ Gary E. Ban Gary E. Ban Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary E. Ban Gary E. Ban	Chief Executive Officer (Principal Executive Officer)	March 30, 2004
/s/ Donald T. Locke Donald T. Locke	General Counsel and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2004
/s/ Jere A. Ayers Jere A. Ayers	Director	March 30, 2004
/s/ Stephen M. Finn Stephen M. Finn	Director	March 30, 2004
/s/ Neil R. Guenther Neil R. Guenther	Director	March 30, 2004
/s/ J. Winder Hughes J. Winder Hughes	Director	March 30, 2004

Exhibit Number	Exhibit Description

3(I).1*	Amended and Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30 , 2003)

3(I).2*

Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).3*

Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000 (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).4*

Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, changing our name to Summus, Inc. (USA) (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).5*

Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).6*

Articles of Amendment and Statement of Rights and Preferences of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).7*

Articles of Amendment and Statement of Rights and Preferences of the Series D Convertible Preferred Stock dated September 25, 2003 (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I)8*

Articles of Amendment and Statement of Rights and Preferences of the Series E Convertible Preferred Stock dated October 17, 2003 (incorporated by reference to Exhibit 3.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I)9	Amendment to Amended and Restated Articles of Incorporation, filed December 3, 2003, increasing our authorized common stock, par value $.001, from 100,000,000 shares to 185,000,000 shares

3(II).1*	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Form 10 filed on July 5, 2001)

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.2*	Form of Subscription Agreement for private placement sales of our common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.3*

Form of Selling Shareholders Agreement in connection with private placement sales of our common stock (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.4*

Form of Warrant Agreement for warrants issued in connection with private placement sales of our common stock (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.5*	Form of Series C Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

4.6*

Form of Series C Convertible Preferred Stock Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.7*	Form of Series D Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.8*

Form of Series D Convertible Preferred Stock Registration Rights Agreement (incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.9*	Form of Series E Convertible Preferred Stock Subscription Agreement (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.10*

Form of Series E Convertible Preferred Stock Registration Rights Agreement (incorporated by reference to Exhibit 4.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.11*

Form of Warrant issued in connection with the Company’s Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

10.1*

Asset Purchase Agreement, dated October 30, 2000, among Summus, Inc., Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.2*

Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.3*

Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.4*

Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.5*	Equity Compensation Plan, effective January 31, 2000 (incorporated by reference to Exhibit 10.05 to our Quarterly Report on Form 10-Q filed for the quarter ended March 31. 2000)

10.6*	Amendment to Equity Compensation Plan, effective May 1, 2000 (incorporated by reference to Exhibit 10.26 to our Form 10 filed on July 5, 2001)

10.7*	Amendment to Summus, Inc. Equity Compensation Plan, effective February 16, 2001 (incorporated by reference to Exhibit 10.09 to our Current Report on Form 8-K dated February 16, 2001)

10.8	Amendment to Summus Equity Compensation Plan, effective May 23, 2002 (incorporated by reference to Exhibit 10.08 to our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2002)

10.9*

Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Bjorn Jawerth (incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K dated February 16, 2001)

10.10*

Amendment to Executive Employment Agreement of Bjorn D. Jawerth, dated as of February 28, 2001 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.11*

Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Gary E. Ban (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.12*

Executive Employment Agreement, dated as of February 16, 2001, between Summus, Inc. and Robert S. Lowrey (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

10.13*

Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and Summus, Inc. (incorporated by reference to Exhibit 10.31 to our Form 10 filed on July 5, 2001)

10.14*	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. (incorporated by reference to Exhibit 32 to our Form 10 filed on July 5, 2001)

10.15*

Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. . (incorporated by reference to Exhibit 33 to our Form 10 filed on July 5, 2001)

10.16*	Summus, Inc. Invention Awards Plan, effective October 30, 2000 (incorporated by reference to Exhibit 10.40 to Amendment No. 1 to our Form 10 filed on September 28, 2001)

10.17*

Master Porting Agreement, dated July 27, 2001, between Summus, Inc. and Samsung Electronics America (incorporated by reference to Exhibit 10.41 to Amendment No. 2 to our Form 10 filed on October 31, 2001)

10.18*	Alternative Compensation Plan, adopted as of August 1, 2002 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002) .

14.1	Code of Ethics

21.1	Subsidiaries of Summus – None

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Gary E. Ban, Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Donald T. Locke, Chief Financial Officer

32.1	Section 1350 Certificate of Gary E. Ban, Chief Executive Officer

32.2	Section 1350 Certificate of Donald T. Locke, Chief Financial Officer