Form 10-Q
period 2004-03-31
SUMMUS INC USA
filed 2004-05-10
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

     ☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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
          Yes  ☐   No  ☑

As of May 6, 2004, the registrant had 85,841,891 shares of its Common Stock, par value $.001 per share, issued and outstanding.

 SUMMUS, INC. (USA)

   FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2004
	(Unaudited) and December 31, 2003	3

	Consolidated Statements of Operations for the Three-Month	4
	Period Ended March 31, 2004 and 2003 (Unaudited)

	Consolidated Statements of Shareholders' Equity (Deficit)
	As of March 31, 2004 (Unaudited)	5

	Consolidated Statements of Cash Flows for the Three-Month	8
	Period Ended March 31, 2004 and 2003 (Unaudited)

	Notes to Consolidated Financial Statements (Unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market
	Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8 -K	32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMUS, INC. (USA) CONSOLIDATED BALANCE SHEETS
	March 31, 2004	December 31, 2003
	(Unaudited)

Assets
Current assets:
Cash	$ 300,047	$ 2,188,645
Accounts receivable	630,398	480,494
Prepaids and other current assets	221,649	15,800
Total current assets	1,152,094	2,684,939
Equipment, software and furniture, net	174,143	195,999
Total assets	$ 1,326,237	$ 2,880,938

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$ 1,225,846	$ 1,350,940
Accrued salaries and related costs	229,821	439,595
Accrued interest	85,628	82,812
Current portion of notes payable	270,195	270,195
Capital lease obligations, current portion	6,750	17,296
Preferred stock dividends payable	259,708	218,143
Deferred revenue	21,000	-
Total current liabilities	2,098,948	2,378,981
Notes payable, less current portion	169,920	215,932
Shareholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value;
10,000 shares designated, 2,078 shares issued and
outstanding at March 31, 2004 and December 31,
2003 (liquidation preference of $2,337,708 as of
March 31, 2004)	2,078,312	2,078,312
Series C convertible preferred stock, $0.001 par value;
3,000 shares designated, 1,310 shares issued and
outstanding at March 31, 2004 and December 31, 2003
respectively (liquidation preference of $1,310,000 as of
March 31, 2004)	574,088	365,566
Series D convertible preferred stock, $0.001 par value;
4,000 shares designated, 2,525 and 2,900 shares issued
and outstanding at March 31, 2004 and December 31, 2003,
respectively (liquidation preference of $2,525,000 as of
March 31, 2004)	1,754,965	2,015,604
Series E convertible preferred stock, $0.001 par value;
200 shares designated, 0 and 170 shares issued and
outstanding at March 31, 2004 and December 31, 2003,
respectively (liquidation preference of $0 as of
March 31, 2004)	-	119,460
Common stock, $.001 par value, 185,000,000 shares
authorized; 72,133,639 and 69,408,639 shares issued
and 72,095,139 and 69,370,139 shares outstanding at
March 31, 2004 and December 31, 2003, respectively	72,095	69,370
Additional paid-in capital	46,699,039	46,315,321
Deferred compensation	(6,391)	(53,427)
Accumulated deficit	(51,887,120)	(50,396,562)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)
Total shareholders’ equity (deficit)	(942,631)	286,025
Total liabilities and shareholders’ equity (deficit )	$ 1,326,237	$ 2,880,938

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	March 31, 2004	March 31, 2003
Revenues:
Wireless applications and contracts	$773,330	$229,435
Contracts and license fees	13,889	—
Wireless license fees	750	—
Total revenues	787,969	229,435
Cost of revenues:
Wireless applications and contracts	396,337	214,594
Contracts and license fees	3,199	—
Wireless license fees	—	—
Total cost of revenues	399,536	214,594
Gross profit	388,433	14,841
Selling, general and administrative expenses	1,034,454	1,356,162
Non-cash compensation	47,036	44,146
Research and development	520,222	265,340
Non-cash consulting expense	6,344	58,236
Non-cash settlements	—	(1,005,340)
Interest expense	20,848	10,219
Net loss	$(1,240,471)	$(713,922)

Net loss applicable to common shareholders:
Net loss	$(1,240,471)	$(713,922)
Accretion of beneficial conversion feature on preferred stock	(208,522)	—
Preferred stock dividends	(41,565)	(46,160)
Net loss applicable to common shareholders	$(1,490,558)	$(760,082)
Per share amounts (basic and diluted)	$(0.02)	$(0.01)
Weighted average shares of common stock outstanding	70,941,568	56,434,311

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock
	Series A		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2003	2,078	$2,078,312	1,310	$ 365,566	2,900	$ 2,015,604
Accretion of beneficial conversion
feature of Series C preferred stock	-	-	-	208,522	-	-
Common stock options and warrants
issued for services	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-
Amortization of deferred
compensation	-	-	-	-	-	-
Conversion of Series D and E
preferred stock	-	-	-	-	(375)	(260,639)
Net loss for the period	-	-	-	-	-	-

Balance at March 31, 2004	2,078	$2,078,312	1,310	$ 574,088	2,525	$ 1,754,965

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

					Additional
	Series E		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2003	170	$ 119,460	69,370,139	$ 69,370	$ 46,315,321
Accretion of beneficial conversion
feature of Series C preferred stock	-	-	-	-	-
Common stock options and warrants
issued for services	-	-	-	-	6,344
Preferred stock dividends	-	-	-	-	-
Amortization of deferred
compensation	-	-	-	-	-
Conversion of Series D and E
preferred stock	(170)	(119,460)	2,725,000	2,725	377,374
Net loss for the period	-	-	-	-	-

Balance at March 31, 2004	-	$ -	72,095,139	$ 72,095	$ 46,699,039

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

				Total
	Deferred	Accumulated	Treasury	Shareholders’
	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2003	$ (53,427)	$ (50,396,562)	$ (227,619)	$ 286,025
Accretion of beneficial conversion
feature of Series C preferred stock	-	(208,522)	-	-
Common stock options and warrants
issued for services	-	-	-	6,344
Preferred stock dividends	-	(41,565)	-	(41,565)
Amortization of deferred
compensation	47,036	-	-	47,036
Conversion of Series D and E
preferred stock	-	-	-	-
Net loss for the period	-	(1,240,471)	-	(1,240,471)
Balance at March 31, 2004	$ (6,391)	$ (51,887,120)	$ (227,619)	$ (942,631)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Month Period Ended
	March 31, 2004	March 31, 2003

Operating activities
Net loss	$(1,240,471)	$(713,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,273	83,394
Non-cash compensation	47,036	44,146
Common stock options and warrants issued for services	6,344	58,236
Non-cash settlements	—	(1,005,340)
Changes in operating assets and liabilities:
Accounts receivable	(149,904)	(164,379)
Prepaid and other assets	(205,849)	(183,528)
Accounts payable and other accrued expenses	(122,278)	211,965
Accrued salaries and related costs	(209,774)	308,642
Deferred revenue	21,000	15,000
Net cash used in operating activities	(1,810,623)	(1,345,786)

Investing activities
Purchases of equipment and furniture	(21,417)	—
Net cash used in investing activities	(21,417)	—
Financing activities
Proceeds from sale of common stock	—	1,281,773
Proceeds from exercise of warrants	—	135,653
Principal payments on capital lease obligations	(10,546)	(7,290)
Principal payments on notes payable and short-term borrowings	(46,012)	—
Net cash (used in) provided by financing activities	(56,558)	1,410,136
Net (decrease) increase in cash	(1,888,598)	64,350
Cash at beginning of period	2,188,645	25,990
Cash at end of period	$300,047	$90,340
Supplemental disclosures of cash flow information
Cash paid for interest	$18,032	$339

The accompanying notes constitute an integral part of these consolidated financial statements.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements

1. Business, Organization and Basis of Presentation

Business

     Summus, Inc. (USA) ("Summus” or the "Company"), formerly known as High Speed Net Solutions, Inc., is engaged primarily in the development of applications and solutions that optimize the consumer wireless experience. Prior to the second quarter of 2002, Summus’ primary business activities included providing services under research and development contracts for governmental agencies in the areas of complex imaging and object recognition as well as the licensing to third parties its Photo ID and WI compression and decompression technology. Although the Company’s core business activities are now focused on the mobile and wireless market, Summus continues to evaluate business opportunities related to services and products that it had formerly provided as they become available. The core of the Company's business plan is to focus on the emerging wireless and mobile market. Summus has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks. The Company's technology platform, which provides the foundation for its current services, is designed to address the usability constraints of existing wireless network infrastructure. This platform will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user. The platform’s objective is to create a superior mobile end-user experience, which will impact devices, wireless carrier infrastructure and mobile applications.

     The Company has completed development of and has launched twenty-five (25) wireless applications. Eleven (11) wireless carriers in the United States and ten (10) international wireless carriers currently deploy at least one or a combination of the twenty-five (25) wireless applications that have been completed by the Company. Summus launched its first wireless application during the second quarter of 2002. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

1. Business, Organization and Basis of Presentation (continued)

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

Basis of Presentation

     The condensed consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004; the results of operations for the three-month periods ended March 31, 2004 and 2003; shareholders' deficit as of March 31, 2004; and cash flows for the three-month periods ended March 31, 2004 and 2003.

     The accompanying unaudited condensed consolidated financial statements as of and for the three-month period ended March 31, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2003, which were filed with the Securities and Exchange Commission on March 31, 2004 in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. The Form 10-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at March 31, 2004, the Company incurred a net loss for the quarter of approximately $1,240,471, has negative working capital of $946,854 at March 31, 2004, and experienced negative cash flows from operations. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from existing shareholders and other institutional investors. Management expects to be able to attract additional capital to continue to fund and expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

     After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts. Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three months ended March 31, 2003 is $99,215.

Wireless applications and contracts

     Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile and wireless markets. Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded on a gross basis in accordance with EITF 99-19. The Company recognizes the cost of payments to the content providers as a cost of revenues. Wireless applications and contracts cost of revenues include all third-party hosting, testing and/or carrier distribution fees. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

     There were no costs related to the wireless license fee revenue generated during the three months ended March 31, 2004, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

2. Summary of Significant Accounting Policies (continued)

Segments

     Management has structured the Company's internal organization as one business segment from which all operating decisions are made and all operating results are evaluated.

Equipment and Furniture

     Equipment and furniture is stated at cost. Depreciation is computed over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of capital lease assets is included in depreciation expense.

Software Development Costs

     Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No capitalized software development costs were incurred during the three-month periods ended March 31, 2004 and 2003.

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

Stock-Based Compensation

     The Company has stock-based compensation plans for employees, consultants and directors. The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the consolidated statement of operations. Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant. Such costs are recognized ratably over the vesting period. The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $47,036 and $44,146 for the three months ended March 31, 2004 and 2003, respectively.

2. Summary of Significant Accounting Policies (continued)

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three-month periods ended March 31, 2004 and 2003: dividend yield of 0%; volatility ranging from 1.218 to 1.789; risk-free interest rate ranging from 2.75% to 5.00%; and expected option lives of 5 years for employees and 10 years for Board members.

	Three-Month Period Ended
	March 31
	(Unaudited)
	2004	2003
Net loss applicable to common shareholders	$(1,490,558)	$(760,082)
Non-cash compensation charges included in net loss applicable to
common shareholders	47,036	44,146
Stock-based employee compensation cost that would have been
included in net loss applicable to common shareholders under the
fair value method	(361,736)	(79,065)

Adjusted net loss applicable to common shareholders	$(1,805,258)	$(795,001)

Basic and diluted loss per share:
Reported net loss applicable to common shareholders	(0.02)	(0.01)
Non-cash compensation charges included in net loss applicable to
common shareholders	0.00	0.00
Stock-based employee compensation cost that would have been
included in net loss applicable to common shareholders under the
fair value method	(0.01)	(0.00)

Adjusted net loss applicable to common shareholders	$(0.03)	$(0.01)

     The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123. Non-cash consulting expense related to such stock based compensation for the three-month period ended March 31, 2004 and 2003 was $6,344 and $58,236, respectively.

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

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have an impact on the Company's financial statements. The Interpretation becomes effective for entities created before February 1, 2003, as of the beginning of the first period after December 15, 2003. The adoption of this provision of the Interpretation did not have a material impact on the Company's financial statements.

3. Common Stock and Warrants

     As of March 31, 2004, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	164,165
Series C convertible preferred stock	5,240,000
Series D convertible preferred stock	12,625,000
Outstanding common stock warrants	44,593,516
Outstanding stock options	7,529,217
Possible future issuance under stock option plans	605,939
Total	70,757,837

4. Preferred Stock

Series A Convertible Preferred Stock

     The Company has 2,078 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of March 31, 2004. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

     The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. These dividends are accrued monthly. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. The Company recorded preferred stock dividends of $41,565 in the three months ended March 31, 2004. No dividends have been paid in 2004. As of March 31, 2004, the Company had recorded $259,708 in accrued dividends, which is reflected in current liabilities in the accompanying consolidated balance sheet.

4. Preferred Stock (continued)

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

Series C Convertible Preferred Stock

     In June 2003, the Company amended its articles of incorporation to establish its Series C convertible preferred stock (“Series C preferred stock”). The Series C preferred stock has an issue price of $1,000 per share and has the following rights and privileges:

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

  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series C preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus, Inc.; and

  the right to convert each share of Series C preferred stock into shares of our common stock at any time, at the option of the Series C preferred stockholder, after nine (9) months from the date of its issuance. Each share of Series C preferred stock shall be convertible into 4,000 fully paid and non assessable shares of the Company’s common stock.

Series D Convertible Preferred Stock

     In September 2003, the Company amended its articles of incorporation to establish its Series D convertible preferred stock (“Series D preferred stock”). The newly established Series D preferred stock has an issue price of $1,000 per share and has the following rights and privileges:

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

4. Preferred Stock (continued)

     During the three-month period ended March 31, 2004, holders of the Series D preferred stock converted 375 shares of Series D preferred stock into 1,875,000 shares of the Company’s unregistered common stock.

Series E Convertible Preferred Stock

     In November 2003, the Company amended its articles of incorporation to establish its Series E convertible preferred stock (“Series E preferred stock”). The Series E preferred stock has an issue price of $1,000 per share and has the following rights and privileges:

  no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series E preferred stock, and (ii) any matters for which voting rights areprovided under Florida law;

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

     During the three-month period ended March 31, 2004, a holder of Series E preferred stock converted 170 shares of Series E preferred stock into 850,000 shares of the Company’s unregistered common stock.

     The accounting treatment for the Series C, D and E preferred stock (the “Preferred Stock”) involved allocating the value of the principal amount received from the Preferred Stock offerings between the Preferred Stock, the associated warrants and a beneficial conversion feature (“BCF”) associated with the Preferred Stock. A BCF existed because the effective conversion rate of the Preferred Stock was below the traded value of the Company’s common stock on the date the Preferred Stock was issued. The BCF for the Preferred Stock totaling $3,579,695 was recorded as a discount to the Preferred Stock and additional paid-in capital on the date the Preferred Stock was issued. Since the Series C preferred stock becomes convertible at any time after nine months from its issuance, the value of its BCF totaling $659,010 will be amortized to retained deficit over a nine-month period commencing with its issuance. Amortization of the Series C preferred stock BCF for the three months ended March 31, 2004 was $208,522. Since the Series D and E preferred stock was convertible immediately, the value of its beneficial conversion feature totaling $2,920,685 was fully amortized to retained deficit on the date of issuance.

5. Commitments and Contingencies

Dr. Bjorn Jawerth’s Employment Agreement

     In connection with the recapitalization transaction on February 16, 2001 (see Note 1), the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth. Dr. Jawerth’s employment agreement expired on February 16, 2004, and was not renewed by the Board of Directors. His employment agreement provided for an initial base salary of $350,000, which was to be increased on an annual basis by at least 10%; however, Dr. Jawerth elected to defer any increase in cash compensation to this initial base salary. As of February 16, 2003 and February 16, 2002, Dr. Jawerth was to receive an annual salary of $423,500 and $385,000, respectively, pursuant to his agreement. In addition, Dr. Jawerth elected on July 31, 2002, to reduce his cash compensation temporarily to $262,500 on an annual basis to help lower the Company’s cash consumption. The difference between the original contract amount of $350,000 and the annual cash salary amount of $262,500 was paid to Dr. Jawerth on a bimonthly basis in the form of

5. Commitments and Contingencies (continued)

options to buy common stock under the Company’s Alternative Compensation Plan. These options were priced at the closing market price of the Company’s common stock at the end of each bi-monthly pay period. The difference between the increased salary amounts of $423,500 and $385,000, respectively, owed to Dr. Jawerth and the original base salary of $350,000 in his employment agreement was deferred and accrued by the Company until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. The 10% annual increases provided for in Dr. Jawerth’s employment contract have been recorded as accrued salaries in the Company’s balance sheet as of March 31, 2004.

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

     Pursuant to the terms of his employment agreement and in accordance with corporate policy, all intellectual property developed by Dr. Jawerth in connection with his employment by the Company is the exclusive property of the Company. Without any impact on the Company’s ownership of the intellectual property, the employment agreement granted Dr. Jawerth, personally, a non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that was developed during the twelve months following the closing of the recapitalization transaction. This license was to terminate on the later of the date twelve months from the closing of the recapitalization transaction or such later date as may be set by the Board, excluding Dr. Jawerth. Pursuant to the terms of Dr. Jawerth’s employment agreement, the Company terminated Dr. Jawerth’s license on February 4, 2004.

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

5. Commitments and Contingencies (continued)

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

     Dr. Jawerth sent correspondence to the Company on February 17, 2004, seeking payment for certain inventions under the Plan. Management and the Board of Directors of the Company have evaluated these assertions and determined that no amounts are due Dr. Jawerth or other employees under the provisions of the Plan. In addition, the Board of Directors terminated the Plan effective March 10, 2004. If litigation is pursued by Dr. Jawerth for any payments under the Plan and he is successful in such litigation, there may be a material adverse impact to the Company.

6. Outstanding Litigation

Bowne Litigation

     On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it is entitled payment in the amount of $276,374, plus accrued interest, for past services rendered to the Company. The Company disputes the total amount Bowne claims the Company owes. The Company has recorded a liability of $276,374 relating to this claim as of March 31, 2004 and 2003. The Company is in the process of attempting to negotiate a settlement to this claim.

7. Subsequent Events

Convertible Debt Financing

     In May 2004, the Company entered into senior convertible debt agreements with certain investors for $2,000,000. These notes do not bear interest and are convertible into shares of the Company’s common stock. These notes mature three years from the date of issuance. Once the notes mature, the Company has the sole right to pay off the debt or require conversion by the holders of any unconverted portion thereof into shares of the Company’s common stock.

     At the closing of the senior convertible debt, each investor received 7,143 shares of the Company’s common stock for each $1,000 invested, for a total of 14,286,000 shares of the Company’s common stock. Upon the conversion of each $1,000 of senior convertible debt, the holder shall receive an additional 14,286 shares of the Company’s common stock.  The Company will record a beneficial conversion feature as part of this transaction.

     $1,000,000 of the proceeds received in this financing have been placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). The Company shall not have access to this escrowed amount until it has achieved positive EBITDA on a monthly basis. When the Company achieves this milestone, the escrowed funds may be delivered to the Company upon the receipt by the Escrow Agent of a certificate from an officer of the Company that such financial milestone has been achieved. The Company is not required to access these funds. If the Company has not achieved positive EBITDA by March 31, 2005 and had the escrowed funds released to it, the Escrow Agent shall release the escrowed amounts to the holders of the senior convertible debt on a pro rata basis. If the escrowed amount is not released by the Escrow Agent to the Company, the escrowed amount shall have no conversion rights into the Company’s common stock as set forth above.

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

  a lack of sufficient financial resources to implement the Company's business plan, which has resulted in the Company's receiving a "going concern" opinion from its independent auditors with respect to its audited financial statements as of and for the year ended December 31, 2003;

  our ability to generate sufficient working capital to meet our operating requirements;

  our ability to develop and enter into strategic relationships with wireless service providers, wireless software developers, semiconductor and device designers, wireless device manufacturers and content providers;

  timely deployment by wireless service providers, semiconductor and device designers, and wireless device manufacturers of our software in their products;

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

Change in Revenue Recognition Policy

     After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts. Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three months ended March 31, 2003 is $99,215. All revenues reported on this Form 10-Q have been reported on the gross method.

Overview

     Summus’ predecessor company, High Speed Net Solutions, Inc., was founded in 1984. Summus, Ltd. was merged into High Speed in February 2001. High Speed changed its name in February 2002 to Summus, Inc. (USA). Our goal is to be a leading developer of applications and solutions that optimize the consumer wireless experience. Our solutions are developed using our BlueFuel™ platform and will enable the evolution of mobile and wireless devices for dynamically interacting with information resources. We have designed, developed and deployed a suite of end-user applications built on our BlueFuel platform. Our BlueFuel platform enables information mobility, management and exchange tasks on low-, mid- and high-tier data-enabled cellular handsets, smart phones, personal digital assistants (PDA’s) and other handheld wireless devices. The BlueFuel platform works over existing second generation (2G) wireless networks, as well as 2.5G and 3G networks, and is not generally limited by the wireless network. Our vision is to enable the mobile end-user to carry out everyday tasks by seamlessly integrating the information resources (data, devices, and communication networks) involved in accomplishing those tasks into an efficient, mobile interface.

     During the second half of 2002, the Company shifted its business focus from providing government contract services and the commercial licensing of its established technology to the development of solutions for the mobile and wireless markets. The Company’s focus through 2003 and 2004 was and continues to be wireless application development and delivery to mobile end-users.

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

Key Developments in 2004

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

     Our business development activities continue to expand with major content brands, such as Sports Illustrated, The Associated Press, and Fuji Film. Through March 31, 2004, we have executed contracts with a variety of content providers to build applications utilizing our BlueFuel platform. Currently, up to eleven (11) wireless carriers in the United States and ten (10) international carriers deploy at least one or a combination of the twenty-five (25) wireless applications that have been completed by the Company.

Collaboration Agreement with Fujifilm USA

     During the three-month period ended March, 31, 2004, Summus and Fujifilm expanded their relationship to develop a broad range of mobile imaging solutions that will enable consumers to capture, store, share and print all of their digital images in a suite of easy-to-use mobile applications. Summus will integrate Fujifilm's Get the Picture Online service, an extensive print network that connects picture-takers to retail photofinishers, with mobile data services. This solution will give consumers the option to choose a local retail location via their mobile devices and send their digital images to the selected retailer for printing. The application will be launched on BREW™, J2ME™ and WAP.

Content Distribution Agreement with Sports Illustrated

     During the three-month period ended March, 31, 2004, Summus announced an exclusive agreement with Sports Illustrated, in which Summus would be the provider of mobile wallpaper and screen savers in the United States and Canada featuring content from the Sports Illustrated Swimsuit Collection. The application, Sports Illustrated Swimsuit 2004, debuted in March 2004 on several carriers and further carrier deployment is continuing.

Results of Operations

Three-Month Period Ended March 31, 2004 Compared to Three-Month Period Ended March 31, 2003

Revenues

	Three Months Ended March 31
		% of Total		% of Total
	2004	Revenues	2003	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$ 773,330	98.1%	$ 229,435	100.0%	$ 543,895	237.1%
Contracts and license fees	13,889	1.8%	-	- %	13,889	- %
Wireless license fees	750	0.1%	-	- %	750	- %
Total revenues	$ 787,969	100.0%	$ 229,435	100.0%	$ 558,534	243.4%

     Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $543,895 to $773,330 in the three-month period ended March 31, 2004, up 237.1% from $229,435 in the three-month period ended March 31, 2003. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. In addition, the Company earned revenue of $40,000 from the collaboration agreement with FujiFilm during the three-month period ended March 31, 2004.

     Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

     Contracts and License Fees. Revenue from contracts and license fees was $13,889 in the three-month period ended March 31, 2004 and was generated from providing governmental contract services. This government contract commenced in 2003 and was completed in March 2004. There was no revenue earned from contracts and license fees during the three-month period ended March 31, 2003.

     Wireless License Fees. Revenue earned from wireless license fees totaled $750 in the three-month period ended March 31, 2004. There was no revenue earned from wireless license fees during the three-month period ended March 31, 2003.

Costs of Revenues

	Three Months Ended March 31
	2004	2003	$ Change	% Change
Cost of revenues by category
Wireless applications and contracts	$396,377	$214,594	$181,743	84.7%
Contracts and license fees	3,199	-	3,199	-%
Wireless license fees	-	-	-	-%
Total cost of revenues	$399,536	$214,594	$184,942	86.2%

     Wireless Applications and Contracts. Costs of wireless applications and contracts increased $181,743 to $396,337 in the three-month period ended March 31, 2004, up 84.7% from $214,594 in the three-month period ended March 31, 2003. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended March 31, 2004. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

     Contracts and License Fees. Costs of contracts and license fees were $3,199 in the three-month period ended March 31, 2004, and were incurred as part of providing services under a government contract that commenced in 2003 and was completed in March 2004. Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services. There was no revenue earned from contracts and license fees during the three-month period ended March 31, 2003, therefore the Company did not record any costs of revenues.

     Wireless License Fees. There were no costs of revenues regarding wireless license fees during the three-month period ended March 31, 2004, since the license fee agreements consummated during this period related to technology that had been previously developed by the Company. There was no revenue from wireless license fees during the three-month period ended March 31, 2003; therefore the Company did not record any costs of revenues.

Gross Profit

	Three Months Ended March 31
	2004	2003	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$376,993	$14,841	$362,152	2440.2%
Contracts and license fees	10,690	-	10,690	-%
Wireless license fees	750	-	750	-%
Total gross profit	$388,433	$14,841	$373,592	2517.3%

     Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $362,152 to $376,993 for the three-month period ended March 31, 2004, an increase of 244.0% over the gross profit for the three-month period ended March 31, 2003 of $14,841. The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

     Contracts and License Fees. Gross profit resulting from the government contract services during the three-month period ended March 31, 2004 totaled $10,690. The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue. During the three-month period ended March, 31, 2003, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees.

     Wireless License Fees. Gross profit resulting from wireless license fees totaled $750 for the three-month period ended March 31, 2004. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees. During the three-month period ended March, 31, 2003, the Company did not generate any revenue, costs of revenue or gross profit related to wireless license fees.

Selling, general and Administrative Expenses

	Three Months Ended March 31
	2004	2003	$ Change	% Change

Selling, General and administrative	$1,034,454	$1,356,162	$(321,708)	(23.7)%

     Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three-month period ended March 31, 2004 were $1,034,454, compared to $1,356,162 for three-month period ended March 31, 2003. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs. The reductions in these categories reflect continued cost reduction efforts implemented by management.

Non-Cash Compensation Expenses

	Three Months Ended March 31
	2004	2003	$ Change	% Change

Non-cash compensation	$47,036	$44,146	$2,890	6.5%

     Non-cash compensation for the three-month period ended March 31, 2004was $47,036 compared to $44,146 for the three-month period ended March 31, 2003. Non-cash compensation for each of the three-month periods reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The increase in the amount recorded in the current period as compared to the prior period reflects additional deferred compensation recorded in 2003 after the three-month period ended March 31, 2003.

Research and Development Expenses

	Three Months Ended March 31
	2004	2003	$ Change	% Change

Research and development	$520,222	$265,340	$254,882	96.1%

     Research and development expenses for the three-month period ended March 31, 2004, were $520,222 compared to $265,340 for the three-month period ended March 31, 2003. The increase in research and development expenses is a result of the increased number of wireless applications the Company has in development. In order to minimize these expenses, the Company increased its utilization of software developers in Croatia. Personnel costs in Croatia are lower than in the United States.

Non-Cash Consulting Expenses

	Three Months Ended March 31
	2004	2003	$ Change	% Change

Non-cash consulting expense	$6,344	$58,236	$(51,892)	(89.1)%

     Non-cash consulting expense for the three-month period ended March 31, 2004, in the amount of $6,344 is attributable to 10,412 stock options and 44,014 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

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

Non-cash Settlements

	Three Months Ended March 31
	2004	2003	$ Change	% Change

Non-cash settlements	$ -	$(1,005,340)	$1,005,340	100%

     The Company did not enter into any legal settlements during the three-month period ended March 31, 2004.

     Non-cash settlements totaling $1,005,340, during the three-month period ended March 31,2003, is comprised of settlements with two creditors of the Company. In February 2003, the Company signed and executed a mutual release of all claims with a former law firm that had provided legal services to the Company.  Under the terms of the mutual release, all fees owed to the former law firm, totaling $886,557,were cancelled in full. In March 2003, the Company settled a claim filed against it by AT&T CORP. for payment of past services rendered to the Company. Under the terms of the settlement, all amounts owed by the Company to AT&T CORP. were reduced by $118,783, to $120,000.

Interest Expense

	Three Months Ended March 31
	2004	2003	$ Change	% Change

Interest	$20,848	$10,219	$10,629	104.0%

     Interest expense for the three-month period ended March 31 2004, was $20,848, compared to interest expense of $10,219 for three-month period ended March 31, 2003. Interest expense for each of the three-month periods related to interest costs associated with capital lease obligations and note payable agreements. The increase in interest expense resulted primarily from new note payable agreements entered into during 2003 as part of legal settlements.

Net Loss

	Three Months Ended March 31
	2004	2003	$ Change	% Change

Net loss	$1,240,471	$713,922	$526,549	73.8%

     As a result of the factors discussed above, the net losses for the three-month period ended March 31, 2004 and 2003 were $1,240,471 and $713,922, respectively.

Liquidity and Capital Resources

     As of March 31, 2004 we had $300,047 of cash on hand, negative working capital of $946,854, and approximately $2.1 million in current liabilities.

     We anticipate that the sale of our debt and equity securities will continue to represent the primary source of our liquidity until we are able to generate positive cash flow from operations. If we have to raise additional funding, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing shareholders' ownership. Our continuation as a going concern depends on our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required and ultimately to attain profitability. In light of our financial condition and operating losses, our auditors have included in their report on our audited consolidated financial statements an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

     Through the end of 2003, we had entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock. As of the date of this filing, we have been able to make all of the required payments established under settlement agreements previously arranged with certain vendors. We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances. Additionally, as of March 31, 2004, we had approximately $1.2 million in accounts payable, of which approximately $0.7 million were greater than 90 days old.

     As of the date of this report, we are a party to one unsettled lawsuit, whereby the claimant has sued us for non-payment of services provided to the Company. The aggregate value of this claim is $276,374, which is included in accounts payable. Summus has disputed the total amount claimed and is in the process of attempting to negotiate a settlement with the creditor.

     Commencing August 15, 2002 and ending in February 2004, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives could receive a portion of their annual cash compensation in the form of fully vested stock options. The stock options had an exercise price equal to the fair market value of the Company’s common stock based on the closing prices of the common stock at the end of each respective payroll period. The amount of compensation to be received in stock options (the “target compensation”) was determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation. The number of shares underlying each option was determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period. Beginning on August 15, 2002, five executives elected to participate in this alternative payment plan at reduced salary levels ranging between 25% and 35% of the participant’s annual compensation. During the years ended December 31, 2003 and 2002, the Company issued 490,292 and 241,431, respectively, fully vested stock options with exercise prices ranging between $0.23 and $0.51 per share under this plan. As of the date of this filing, there are not any executives participating in this arrangement.

     The success and growth of our business is dependent in large part on our ability to partner and develop relationships within the wireless industry. In order for us to execute on our business plan, we anticipate that it will require approximately $1.0 to $2.0 million in working capital within the next 12 months to achieve positive cash flow, bring additional applications to market and continue the rollout of our operations.

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

	Three Months Ended March 31
	2004	2003
Cash used in operating activities	$(1,810,623)	$(1,345,786)
Cash used in investing activities	$(21,417)	$-
Cash (used in) provided by financing activities	$(56,558)	$1,410,136

     Cash Flow used in Operating Activities. Net cash used in operating activities was $1,810,623 in the three-month period ended March 31, 2004, compared to $1,345,786 in the corresponding period of the prior year. The increase in net cash used in operating activities was primarily due to additional payments made to reduce accrued salaries and accounts payable for outstanding vendor obligations during the three-month period ended March 31, 2004. In addition, the Company restructured its organization in February 2004 as part of its focus to reduce future operating expenses and focus on revenue generation.

     Cash Flow used in Investing Activities. Net cash used in investing activities was $21,417 in the three-month period ended March 31, 2004, representing computer equipment purchases. No cash was used in investing activities in the three-month period ended March 31, 2003.

     Cash Flow (used in) provided by Financing Activities. Net cash used in financing activities was $56,558 in the three-month period ended March 31, 2004, representing payments on capital lease and note payable obligations.

Net cash provided by financing activities in the three-month period ended March 31, 2003 related to:

  the sale of 2,580,521 shares of the Company's common stock, along with warrants to purchase an additional 316,000 shares of common stock, at exercises prices ranging from $1.50 to $1.60 per share and the repricing of 4,208,927 of previously issued warrants. These transactions were in two forms. The first form involved purchases of common stock at prices which were above the traded value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice 2 warrants for every share purchased. The other form allowed warrant holders to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately. The original exercise prices of the repriced warrants ranged between $0.60 and $5.25 per share. The repriced exercise prices ranged between $0.25 and $1.69 per share. Total cash proceeds from the sale of the shares and issuance of the new warrants were $1,281,773.

  the issuance of 490,525 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share. Of the 490,525 warrants exercised, 480,625were exercised in connection with the repricing of the exercise price of the warrants as described above. The initial exercise prices of the warrants ranged between $0.60 and $5.25. The repriced exercise prices ranged between $0.25 and $1.69. The exercise of these warrants generated gross proceeds of $135,653.

  principal payments on capital lease obligations of $7,290.

Contractual Obligations

     At March 31, 2004, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases and notes payable.

     The following table summarizes our contractual obligations at March 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Operating	Capital	Notes	Purchase
	Total	Leases	Leases	Payable	Obligations
Nine months ended December 31, 2004	$586,929	$188,927	$6,750	$262,252	$128,500
Year ending December 31, 2005	$502,703	$252,851	$-	$221,852	$28,000
Year ending December 31, 2006	$300,887	$200,682	$-	$100,205	$-

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.

The Interpretation applies immediately to variable interests in variable interests entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have an impact on the Company's financial statements. The Interpretation becomes effective for entities created before February 1, 2003 as of the beginning of the first period after December 15, 2003. The adoption of this provision of the Interpretation did not have a material impact on the Company's financial statements.

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

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

     After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts. Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three months ended March 31, 2003 is $99,215.

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

     There were no costs related to the wireless license fee revenue generated during the three months ended March 31, 2004 and 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

PART II.
OTHER INFORMATION

Item 5. Other Information

     In May 2004, the Company entered into senior convertible debt agreements with certain investors for $2,000,000. These notes do not bear interest and are convertible into shares of the Company’s common stock. These notes mature three years from the date of issuance. Once the notes mature, the Company has the sole right to pay off the debt or require conversion by the holders of any unconverted portion thereof into shares of the Company’s common stock.

     At the closing of the senior convertible debt, each investor received 7,143 shares of the Company’s common stock for each $1,000 invested, for a total of 14,286,000 shares of the Company’s common stock. Upon the conversion of each $1,000 of senior convertible debt, the holder shall receive an additional 14,286 shares of the Company’s common stock.

     $1,000,000 of the proceeds received in this financing have been placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). The Company shall not have access to this escrowed amount until it has achieved positive EBITDA on a monthly basis. When the Company achieves this milestone, the escrowed funds may be delivered to the Company upon the receipt by the Escrow Agent of a certificate from an officer of the Company that such financial milestone has been achieved. The Company is not required to access these funds. If the Company has not achieved positive EBITDA by March 31, 2005, and had the escrowed funds released to it, the Escrow Agent shall release the escrowed amounts to the holders of the senior convertible debt on a pro rata basis. If the escrowed amount is are not released by the Escrow Agent to the Company, the escrowed amount shall have no conversion rights into the Company’s common stock as set forth above.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 4.1	Form of Purchase Agreement for the issuance of the Company’s Senior Convertible Debt and Common Stock
Exhibit 4.2	Form of Note issued in connection with the Company’s issuance of its Senior Convertible Debt and Common Stock
Exhibit 4.3	Form of Registration Rights Agreement used in connection with the Company’s issuance of its Senior Convertible Debt and Common Stock
Exhibit 4.4	Form of Escrow Agreement used in connection with the Company’s issuance of its Senior Convertible Debt and Common Stock
Exhibit 31.1	Rule 13a-14(a)/15a-14(a) Certification of Gary E. Ban, Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15a-14(a) Certification of Donald T. Locke, Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Gary E. Ban, Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Donald T. Locke, Chief Financial Officer

(b)	Reports on Form 8-K:
	(1)	Current Report on Form 8-K filed on February 18, 2004 (Item 5)
	(2)	Current Report on Form 8-K filed on February 27, 2004 (Items 5 and 7)

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	SUMMUS, INC. (USA) By: /s/ GARY E. BAN Gary E. Ban Chief Executive Officer

Date: May 7, 2004	By: /s/ DONALD T. LOCKE Donald T. Locke Chief Financial Officer