Form 10-Q
period 2004-06-30
SUMMUS INC USA
filed 2004-08-12
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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
          Yes  ☐    No  ☑

As of August 5, 2004, the registrant had 92,860,405 shares of its Common Stock, par value $.001 per share, issued and outstanding.

 SUMMUS, INC. (USA)

   FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

		Page No.
PART I	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2004
	(Unaudited) and December 31, 2003	3

	Consolidated Statements of Operations for the Three-Month
	Period Ended June 30, 2004 and 2003 (Unaudited)	4

	Consolidated Statements of Operations for the Six-Month
	Period Ended June 30, 2004 and 2003 (Unaudited)	5

	Consolidated Statement of Shareholders' (Deficit) Equity for the
	Six-Month Period Ended June 30, 2004 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Six-Month
	Period Ended June 30, 2004 and 2003 (Unaudited)	9

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market
	Risk	39

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 2	Changes in Securities and Use of Proceeds	40

Item 5.	Other Information	41

Item 6.	Exhibits and Reports on Form 8 –K	44

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMUS, INC. (USA)
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$ 748,356	$ 2,188,645
Accounts receivable	922,024	480,494
Prepaids and other current assets	145,569	15,800
Total current assets	1,815,949	2,684,939
Equipment, software and furniture, net	147,374	195,999
Total assets	$ 1,963,323	$ 2,880,938

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$ 1,380,391	$ 1,350,940
Accrued salaries and related costs	201,080	439,595
Accrued interest	88,010	82,812
Current portion of notes payable	287,869	270,195
Capital lease obligations, current portion	-	17,296
Preferred stock dividends payable	301,273	218,143
Deferred revenue	35,000	-
Total current liabilities	2,293,623	2,378,981
Notes payable, less current portion	132,705	215,932
Convertible notes payable, net of discount of $957,443	42,557	-
Total liabilities	2,468,885	2,594,913

Shareholders’ (deficit) equity :
Series A convertible preferred stock, $0.001 par value;
10,000 shares designated, 2,078 shares issued and
outstanding at June 30, 2004 and December 31,
2003 (liquidation preference of $2,379,273 as of
June 30, 2004)	2,078,312	2,078,312
Series C convertible preferred stock, $0.001 par value;
3,000 shares designated, 1,310 and 60 shares issued and
outstanding at June 30, 2004 and December 31, 2003
respectively (liquidation preference of $60,000 as of
June 30, 2004)	30,184	365,566
Series D convertible preferred stock, $0.001 par value;
4,000 shares designated, 2,525 and 2,900 shares issued
and outstanding at June 30, 2004 and December 31, 2003,
respectively (liquidation preference of $2,525,000 as of
June 30, 2004)	1,754,965	2,015,604
Series E convertible preferred stock, $0.001 par value;
200 shares designated, zero and 170 shares issued and
outstanding at June 30, 2004 and December 31, 2003,
respectively	-	119,460
Common stock, $0.001 par value, 185,000,000 shares
authorized; 92,798,153 and 69,408,639 shares issued
and 92,759,653 and 69,370,139 shares outstanding at
June 30, 2004 and December 31, 2003, respectively	92,759	69,370
Additional paid-in capital	48,498,032	46,315,321
Deferred compensation	(9,625)	(53,427)
Accumulated deficit	(52,722,570)	(50,396,562)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)
Total shareholders’ (deficit) equity	(505,562)	286,025
Total liabilities and shareholders’ (deficit) equity	$ 1,963,323	$ 2,880,938

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	June 30, 2004	June 30, 2003
Revenues:
Wireless applications and contracts	$1,208,880	$332,989
Contracts and license fees	–	–
Wireless license fees	–	247,201
Total revenues	1,208,880	580,190
Cost of revenues:
Wireless applications and contracts	627,431	228,419
Contracts and license fees	–	–
Wireless license fees	–	–
Total cost of revenues	627,431	228,419
Gross profit	581,449	351,771
Selling, general and administrative expenses	752,078	1,134,532
Non-cash compensation	6,666	44,148
Research and development	453,097	263,631
Non-cash consulting expense	22,673	36,470
Non-cash settlements	–	(333,950)
Interest expense	55,898	14,222
Net loss	$(708,963)	$(807,282)

Net loss applicable to common shareholders:
Net loss	$(708,963)	$(807,282)
Accretion of beneficial conversion feature on preferred stock	(84,922)	–
Preferred stock dividends	(41,565)	(47,032)
Net loss applicable to common shareholders	$(835,450)	$(854,314)
Per share amounts (basic and diluted)	$(0.01)	$(0.01)
Weighted average shares of common stock outstanding	84,362,293	60,533,019

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Six-Month Period Ended
	June 30, 2004	June 30, 2003
Revenues:
Wireless applications and contracts	$1,982,210	$562,424
Contracts and license fees	13,889	–
Wireless license fees	750	247,201
Total revenues	1,996,849	809,625
Cost of revenues:
Wireless applications and contracts	1,023,768	443,013
Contracts and license fees	3,199	–
Wireless license fees	–	–
Total cost of revenues	1,026,967	443,013
Gross profit	969,882	366,612
Selling, general and administrative expenses	1,786,532	2,490,694
Non-cash compensation	53,702	88,294
Research and development	973,319	528,971
Non-cash consulting expense	29,017	94,706
Non-cash settlements	–	(1,339,290)
Interest expense	76,746	24,441
Net loss	$(1,949,434)	$(1,521,204)

Net loss applicable to common shareholders:
Net loss	$(1,949,434)	$(1,521,204)
Accretion of beneficial conversion feature on preferred stock	(293,444)	–
Preferred stock dividends	(83,130)	(93,192)
Net loss applicable to common shareholders	$(2,326,008)	$(1,614,396)
Per share amounts (basic and diluted)	$(0.03)	$(0.03)
Weighted average shares of common stock outstanding	77,651,930	58,429,235

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY (UNAUDITED)

Convertible Preferred Stock
	Series A		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2003	2,078	$ 2,078,312	1,310	$ 365,566	2,900	$ 2,015,604
Accretion of beneficial conversion
feature of Series C preferred stock	-	-	-	293,444	-	-
Issuance of common stock in conjunction
with issuance of convertible debt	-	-	-	-	-	-
Beneficial conversion feature related
to issuance of convertible debt	-	-	-	-	-	-
Common stock, options and warrants
issued for services	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	-	-
Common stock issued for accrued payroll	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-
Deferred compensation related to
issuance of stock options	-	-	-	-	-	-
Amortization of deferred
compensation	-	-	-	-	-	-
Conversion of Series C, D and E
preferred stock	-	-	(1,250)	(628,826)	(375)	(260,639)
Net loss for the period	-	-	-	-	-	-
Balance at June 30, 2004	2,078	$ 2,078,312	60	$ 30,184	2,525	$ 1,754,965

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  (DEFICIT) EQUITY (UNAUDITED)

					Additional
	Series E		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2003	170	$ 119,460	69,370,139	$ 69,370	$ 46,315,321
Accretion of beneficial conversion
feature of Series C preferred stock	-	-	-	-	-
Issuance of common stock in conjunction
with issuance of convertible debt	-	-	14,286,000	14,286	485,714
Beneficial conversion feature related
to issuance of convertible debt	-	-	-	-	500,000
Common stock, options and warrants
issued for services	-	-	300,000	300	82,717
Common stock issued for cash	-	-	431,034	431	19,655
Common stock issued for accrued payroll	-	-	647,480	647	83,525
Preferred stock dividends	-	-	-	-	-
Deferred compensation related to
issuance of stock options	-	-	-	-	9,900
Amortization of deferred
compensation	-	-	-	-	-
Conversion of Series C, D and E
preferred stock	(170)	(119,460)	7,725,000	7,725	1,001,200
Net loss for the period	-	-	-	-	-
Balance at June 30, 2004	-	$ -	92,759,653	$ 92,759	$ 48,498,032

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY (UNAUDITED)

				Total
	Deferred	Accumulated	Treasury	Shareholders’
	Compensation	Deficit	Stock	(Deficit) Equity

Balance at December 31, 2003	$ (53,427)	$ (50,396,562)	$ (227,619)	$ 286,025
Accretion of beneficial conversion
feature of Series C preferred stock	-	(293,444)	-	-
Issuance of common stock in conjunction
with issuance of convertible debt	-	-	-	500,000
Beneficial conversion feature related
to issuance of convertible debt	-	-	-	500,000
Common stock, options and warrants
issued for services	-	-	-	83,017
Common stock issued for cash	-	-	-	20,086
Common stock issued for accrued payroll	-	-	-	84,172
Preferred stock dividends	-	(83,130)	-	(83,130)
Deferred compensation related to
issuance of stock options	(9,900)	-	-	-
Amortization of deferred
compensation	53,702	-	-	53,702
Conversion of Series C, D and E
preferred stock	-	-	-	-
Net loss for the period	-	(1,949,434)	-	(1,949,434)
Balance at June 30, 2004	$ (9,625)	$ (52,722,570)	$ (227,619)	$ (505,562)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Month Period Ended
	June 30, 2004	June 30, 2003

Operating activities
Net loss	$(1,949,434)	$(1,521,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,313	152,347
Non-cash compensation	53,702	88,294
Common stock, options and warrants issued for services	83,017	94,706
Amortization of discount on debt and beneficial conversion feature	42,557	–
Non-cash settlements	–	(1,339,290)
Changes in operating assets and liabilities:
Accounts receivable	(441,530)	(170,439)
Prepaid and other assets	(129,769)	(75,233)
Accounts payable and other accrued expenses	58,649	342,610
Accrued salaries and related costs	(178,343)	358,436
Deferred revenue	35,000	(7,285)
Net cash used in operating activities	(2,345,838)	(2,077,058)

Investing activities
Purchases of equipment and furniture	(31,688)	–
Net cash used in investing activities	(31,688)	–
Financing activities
Proceeds from sale of common stock and warrants	520,086	1,326,607
Proceeds from issuance of convertible debt	500,000	–
Proceeds from exercise of warrants	–	779,355
Principal payments on capital lease obligations	(17,296)	(54,894)
Principal payments on notes payable and short-term borrowings	(65,553)	–
Net cash provided by financing activities	937,237	2,051,068
Net decrease in cash	(1,440,289)	(25,990)
Cash at beginning of period	2,188,645	25,990
Cash at end of period	$748,356	$–
Supplemental disclosure of cash flow information
Cash paid for interest	$8,143	$4,847

The accompanying notes constitute an integral part of these consolidated financial statements.

Summus, Inc. (USA)

Notes to Consolidated Financial Statements (Unaudited)

1. Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) ("Summus” or the "Company") is engaged primarily in the development of applications that optimize the consumer wireless experience.  The core of the Company's business plan is to focus on the emerging wireless and mobile market and partner with leading content brands to bring branded products to mobile phones.  Summus has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks.  We currently offer products in various categories, including games, personalization, photo services, news/information and entertainment.  The Company's technology, which provides the foundation for its current services, is designed to address the usability constraints of the existing wireless network infrastructure. This technology will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user. One of our main objectives is to create a superior mobile end-user experience, which will impact devices, wireless carrier infrastructure and mobile applications.

Summus builds products for all major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian OS and WAP.  We distribute our applications through major wireless carriers who make our products available to their customers. Summus currently has relationships with carriers that account for 92% of all U.S. wireless subscribers. We also have relationships with international carriers covering Canada, Latin America, Australia, Israel and the U.K.

The Company has completed development of and has launched twenty-seven (27) wireless applications. Twelve (12) wireless carriers in the United States and ten (10) international wireless carriers currently deploy at least one or a combination of the twenty-seven (27) wireless applications that have been completed by the Company.  Summus launched its first wireless application during the second quarter of 2002.  These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

1. Business, Organization and Basis of Presentation (continued)

 Basis of Presentation

The consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004; the results of operations for the three and six-month periods ended June 30, 2004 and 2003; shareholders' deficit as of June 30, 2004; and cash flows for the six-month periods ended June 30, 2004 and 2003.

The accompanying unaudited consolidated financial statements as of and for the three and six-month periods ended June 30, 2004, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2003, which were filed with the Securities and Exchange Commission on March 31, 2004, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. The Form 10-K is available through the Internet in the SEC's EDGAR database at www.sec.gov or from the Company upon request.

The accompanying unaudited consolidated financial statements have been prepared as if the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at June 30, 2004, the Company incurred a net loss for the quarter of approximately $708,963, has negative working capital of $477,674 at June 30, 2004, and experienced negative cash flows from operations. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing from existing shareholders and other institutional investors. Management expects to be able to attract additional capital to continue to fund and expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts. Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three and six-month periods ended June 30, 2003, is $115,679 and $214,894, respectively.

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

2. Summary of Significant Accounting Policies (continued)

There were no costs related to the wireless license fee revenue generated during the six months ended June 30, 2004, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Software Development Costs

Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No software development costs were capitalized during the three and six-month periods ended June 30, 2004 and 2003.

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

2. Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors. The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the consolidated statement of operations. Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant. Such costs are recognized ratably over the vesting period. The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $53,702 and $88,294 for the six months ended June 30, 2004 and 2003, respectively, and $6,666 and $44,148 for the three months ended June 30, 2004 and 2003, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six-month periods ended June 30, 2004 and 2003: dividend yield of 0%; volatility ranging from 1.218 to 1.789; risk-free interest rate ranging from 2.75% to 5.00%; and expected option lives of 5 years for employees and 10 years for Board members.

2. Summary of Significant Accounting Policies (continued)

	Three-Month Period Ended June 30		Six-Month Period Ended June 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net loss applicable to common shareholders	$ (835,450)	$ (854,314)	$ (2,326,008)	$ (1,614,396)
Non-cash compensation charges included in net loss applicable to common shareholders	6,666	44,148	53,702	88,294
Stock-based compensation cost that would have been included in net loss applicable to common shareholders under the fair value method	(333,291)	(91,373)	(691,319)	(170,438)

Adjusted net loss applicable to common shareholders	$ (1,162,075)	$ (901,539)	$ (2,963,625)	$ (1,696,540)

Basic and diluted loss per share:
Reported net loss applicable to common shareholders	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)
Non-cash compensation charges included in net loss applicable to common shareholders	0.00	0.00	0.00	0.00
Stock-based employee compensation cost that would have been included in net loss applicable to common shareholders under the fair value method	(0.00)	(0.00)	(0.01)	(0.00)

Adjusted net loss applicable to common shareholders	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.03)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123.  Non-cash consulting expense related to such stock based compensation was $29,017 and $94,706 for the six-month periods ended June 30, 2004 and 2003, respectively, and $22,673 and $36,470 for the three-month periods ended June 30, 2004 and 2003, respectively.

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

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (the "Interpretation"), which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003.  The Interpretation becomes effective for entities created before February 1, 2003,  at the beginning of the first interim period ending after March 31, 2004.  The adoption of the provisions of the Interpretation did not have a material impact on the Company's financial statements.

3. Convertible Notes Payable

In May 2004, the Company entered into senior convertible debt agreements with certain investors to provide up to $2,000,000 of financing in the form of convertible notes payable (the "Notes"). The Notes do not bear interest and are convertible into shares of the Company’s common stock at the option of the holder. The Notes mature three years from the date of issuance. Once the Notes mature, the Company has the sole right to pay off the debt or require conversion by the holders of any unconverted portion thereof into shares of the Company’s common stock.  At the closing of the senior convertible debt agreements, each investor received 7,143 shares of the Company’s common stock for each $1,000 invested, for a total of 14,286,000 shares of the Company’s common stock. Upon the conversion of each $1,000 of senior convertible debt, the holder shall receive an additional 14,286 shares of the Company’s common stock.

Upon closing, the Company received $1,000,000 in cash and the remaining $1,000,000 of proceeds received have been placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). The Company shall not have access to this escrowed amount until it has achieved positive EBITDA, as defined,  on a monthly basis. When the Company achieves this milestone, the escrowed funds may be delivered to the Company upon the receipt by the Escrow Agent of a certificate from an officer of the Company that such financial milestone has been achieved. The Company is not required to access these funds. If the Company has not achieved positive EBITDA, as defined, by March 31, 2005 and had the escrowed funds released to it, the Escrow Agent shall release the escrowed amounts to the holders of the Notes on a pro rata basis. If the escrowed amount is not released by the Escrow Agent to the Company, the escrowed amount shall have no conversion rights into the Company’s common stock as set forth above.

The Company allocated the $1,000,000 of proceeds received in connection with the financing in May 2004 between the Notes and the 14,286,000 shares of common stock issued on a relative fair value basis.  Accordingly, the Company allocated $500,000 to the Notes and $500,000 to the common stock issued.  Since the Notes were issued at a discount to the principal balance, which is the basis for conversion, the effective conversion price of the Notes was less than the fair value of the Company's common stock on the date of issuance.  Accordingly, a beneficial conversion feature of $500,000 was recorded as a discount to the Notes and a corresponding credit to additional paid-in capital on the date of issuance. Since the Notes have a term of three years, the aggregate discount of $1,000,000 will be amortized to interest expense over a thirty-six month period commencing on the date of issuance.  Amortization of the discount of the Notes for the three months ended June 30, 2004 was $42,557.

4. Common Stock, Options and Warrants

Issuance of Common Stock for Services

During the three months ended June 30, 2004, the Company entered into a marketing agreement under which the Company issued 300,000 shares of restricted common stock valued at $54,000 for marketing services, which has been reflected within selling, general and administrative expenses in the accompanying statement of operations.  The agreement also provides for future issuances of shares of common stock and cash payments for marketing services based on the achievement of download milestones of a specific wireless application.

Equity Compensation Plan

On June 24, 2004, the Board of Directors authorized an increase in the number of options available for grant under the Corporation’s Second Amended and Restated 2000 Equity Compensation Plan from 8,500,000 to 15,000,000 to be used as incentives to all employees, management and the Board of Directors.

Common Stock Reserved for Future Issuance

As of June 30, 2004, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	167,084
Series C convertible preferred stock	240,000
Series D convertible preferred stock	12,625,000
Outstanding common stock warrants	44,647,550
Outstanding stock options	6,965,725
Possible future issuance under stock option plans	6,669,431
Convertible notes payable	14,286,000
Total	86,600,790

5. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,078 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of June 30, 2004. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. These dividends are accrued monthly. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. The Company recorded preferred stock dividends of $41,565 and $83,130 for the three and six months ended June 30, 2004, respectively.  As of June 30, 2004, the Company had recorded $301,273 in accrued dividends, which is reflected in current liabilities in the accompanying consolidated balance sheet.

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

5. Preferred Stock (continued)

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

During the three and six month periods ended June 30, 2004, certain holders of the Series C preferred stock converted 1,250 shares of Series C preferred stock into 5,000,000 shares of the Company’s unregistered common stock.

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

5. Preferred Stock (continued)

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

All shares of Series E preferred stock have been converted into shares of the Company’s unregistered common stock.

The accounting treatment for the Series C, D and E preferred stock (the “Preferred Stock”) involved allocating the value of the principal amount received from the Preferred Stock offerings between the Preferred Stock, the associated warrants and a beneficial conversion feature (“BCF”) associated with the Preferred Stock. A BCF existed because the effective conversion rate of the Preferred Stock was below the traded value of the Company’s common stock on the date the Preferred Stock was issued. The BCF for the Preferred Stock totaling $3,579,695 was recorded as a discount to the Preferred Stock and additional paid-in capital on the date the Preferred Stock was issued. Since the Series C preferred stock becomes convertible at any time after nine months from its issuance, the value of its BCF totaling $659,010 will be amortized to retained deficit over a nine-month period commencing with its issuance. Amortization of the Series C preferred stock BCF for the three months ended June 30, 2004 was $84,922. Since the Series D and E preferred stock was convertible immediately, the value of its beneficial conversion feature totaling $2,920,685 was fully amortized to retained deficit on the date of issuance.

6. Commitments and Contingencies

Dr. Bjorn Jawerth’s Employment Agreement

The Company entered into a three-year employment agreement with Dr. Bjorn Jawerth, which expired on February 16, 2004, and was not renewed by the Board of Directors. His employment agreement provided for an initial base salary of $350,000, with annual increases of 10%.

The difference between the increased salary amounts of $423,500 and $385,000, respectively, in the second and third years of his employment agreement, and his the original base salary of $350,000 was deferred and accrued by the Company, at Dr. Jawerth’s election, until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. These amounts have been recorded as accrued salaries in the Company’s balance sheet as of June 30, 2004.

 6. Commitments and Contingencies (continued)

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

Pursuant to the terms of his employment agreement and in accordance with corporate policy, all intellectual property developed by Dr. Jawerth in connection with his employment by the Company is the exclusive property of the Company. Dr. Jawerth’s employment agreement granted him a personal, non-exclusive, non-transferable, world-wide license, without right to sublicense, to make and use New Technology (as defined in the Inventions Award Plan) that was developed during the twelve months following the closing of the recapitalization transaction. Pursuant to the terms of Dr. Jawerth’s employment agreement, the Company terminated Dr. Jawerth’s license on February 4, 2004.

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

 6. Commitments and Contingencies (continued)

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

7. Outstanding Litigation

Bowne Litigation

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it is entitled payment in the amount of $276,374, plus accrued interest, for past services rendered to the Company. The Company disputes the total amount Bowne claims the Company owes. The Company has recorded a liability of $276,374 relating to this claim as of June 30, 2004 and 2003. The Company is in the process of attempting to negotiate a settlement to this claim.

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

Change in Revenue Recognition Policy

After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts. Prior to 4th quarter of 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three and six-month periods ended June 30, 2003 is $115,679 and $214,894, respectively.

Overview

 Summus was founded in 1984.  Summus is primarily engaged in the development of applications that optimize the consumer wireless experience.  The core of the Company's business plan is to focus on the emerging wireless and mobile market and partner with leading content brands to bring branded products to mobile phones.  Summus has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks.  We currently offer products in various categories, including games, personalization, photo services, news/information and entertainment.  The Company's technology, which provides the foundation for its current services, is designed to address the usability constraints of the existing wireless network infrastructure. This technology will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user. One of our main objectives is to create a superior mobile end-user experience, which will impact devices, wireless carrier infrastructure and mobile applications.

Summus builds products for all major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian OS and WAP.  We distribute our applications through major wireless carriers who make our products available to their customers. Summus currently has relationships with carriers that account for 92% of all U.S. wireless subscribers. We also have relationships with international carriers covering Canada, Latin America, Australia, Israel and the U.K.

  We have completed development of and launched twenty-seven (27) wireless applications. Twelve (12) wireless carriers in the United States and ten (10) international wireless carriers currently deploy at least one or a combination of the twenty-seven (27) wireless applications that have been completed by the Company.  Summus launched its first wireless application during the second quarter of 2002.  These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

To date, the Company has experienced significant operating losses as we have made investments in research and development of our underlying technology and application development. We expect to continue to make investments in those areas; however, the Company is more focused on the development and delivery of applications and the marketing of those applications to make substantial progress in revenue generation. We plan to expand our market presence by partnering with additional wireless carriers as well as increasing subscriber adoption of our applications. Our ability to generate profits and positive cash flow from operations will depend primarily on increasing revenues as well as implementing cost reduction measures.

Key Developments in 2004

Focus on Mobile and Wireless Market

Summus is continuing to develop applications and information processing tools that optimize the wireless multimedia experience. Our applications are developed to enable the evolution of mobile and wireless devices for dynamically interacting with information resources. Our vision is to enable mobile end-users to experience an entirely new mobile environment, one that frees an individual from location and time dependence and opens new possibilities as to how mobile devices are used.

 Summus is focused on delivering compelling end-user applications across multiple mobile operating systems for remote access to and processing of information via handheld devices.  Our strategy incorporates the release and distribution of revenue-generating products, each building to the Company’s vision.

Relationships with Content Providers and New Application Development

Summus continues to position itself as a supplier of solutions that can run on multiple wireless platforms supporting the mobile and wireless marketplace. Summus has developed, and continues to develop, wireless applications designed for efficient and easy interaction with information in the mobile environment.  Our technology supports applications and services on the BREW™, Java™ 2 Micro Edition (J2ME ™), Symbian™ OS, PocketPC, Palm OS and Wireless Application Protocol (WAP) wireless operating systems or platforms.

Our business development activities continue to expand with major content brands, such as Sports Illustrated, The Associated Press, and Fuji Film. Through June 30, 2004, we have executed contracts with a variety of content providers to build applications for  the distribution of their content.

Sponsorship Relationship with Phil Hellmuth for Texas Hold’em

In the second quarter of 2004, Summus signed an exclusive agreement with professional poker player Phil Hellmuth to brand Summus’ Texas Hold'em mobile game. Phil Hellmuth is a World Poker Champion with nine World Series of Poker (“WSOP”) wins and is the leader on the WSOP money list with over $3.5 million in earnings.  Summus is using Mr. Hellmuth's name to brand its multiplayer poker game that debuted in May 2004 on several carriers.

Collaboration Agreement with Fujifilm USA

In early 2004, Summus and Fujifilm expanded their relationship to develop a broad range of mobile imaging solutions that will enable consumers to capture, store, share and print all of their digital images in a suite of easy-to-use mobile applications. Summus will integrate Fujifilm's Get the Picture Online service, an extensive print network that connects picture-takers to retail photofinishers, with mobile data services.  This solution will give consumers the option to choose a local retail location via their mobile devices and send their digital images to the selected retailer for printing.  The application was launched on BREW™, J2ME™ and WAP.

Content Distribution Agreement with Sports Illustrated

In early 2004, Summus also announced an exclusive agreement with Sports Illustrated, in which Summus is the provider of mobile wallpaper and screen savers in the United States and Canada featuring content from the Sports Illustrated Swimsuit Collection. Summus also has a non-exclusive right to provide this mobile wallpaper and screen savers outside of the United States and Canada.  The application, Sports Illustrated Swimsuit 2004, debuted in March 2004 on several carriers and further carrier deployment is continuing.

Convertible Debt Funding

In May 2004, the Company entered into senior convertible debt agreements with certain investors to provide up to $2,000,000 of financing in the form of Convertible Notes Payable (the "Notes"). These Notes do not bear interest and are convertible into shares of the Company’s common stock at the option of the holder. The Notes mature three years from the date of issuance. Once the Notes mature, the Company has the sole right to pay off the debt or require conversion by the holders of any unconverted portion thereof into shares of the Company’s common stock.  At the closing of the senior convertible debt agreements, each investor received 7,143 shares of the Company’s common stock for each $1,000 invested, for a total of 14,286,000 shares of the Company’s common stock. Upon the conversion of each $1,000 of senior convertible debt, the holder shall receive an additional 14,286 shares of the Company’s common stock.

Upon closing, the Company received $1,000,000 in cash and the remaining $1,000,000 of proceeds received have been placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). The Company shall not have access to this escrowed amount until it has achieved positive EBITDA, as defined,  on a monthly basis. When the Company achieves this milestone, the escrowed funds may be delivered to the Company upon the receipt by the Escrow Agent of a certificate from an officer of the Company that such financial milestone has been achieved. The Company is not required to access these funds. If the Company has not achieved positive EBITDA, as defined, by March 31, 2005 and had the escrowed funds released to it, the Escrow Agent shall release the escrowed amounts to the holders of the Notes on a pro rata basis. If the escrowed amount is not released by the Escrow Agent to the Company, the escrowed amount shall have no conversion rights into the Company’s common stock as set forth above.

The Company allocated the $1,000,000 of proceeds received in connection with the financing in May 2004 between the Notes and the 14,286,000 shares of common stock issued on a relative fair value basis.  Accordingly, the Company allocated $500,000 to the Notes and $500,00 to the common stock issued.  Since the Notes were issued at a discount to the principal balance, which is the basis for conversion, the effective conversion price of the Notes was less than the fair value of the Company's common stock on the date of issuance.  Accordingly, a beneficial conversion feature of $500,000 was recorded as a discount to the Notes and a corresponding credit to additional paid-in capital on the date of issuance. Since the Notes have a term of three years, the aggregate discount of $1,000,000 will be amortized to interest expense over a thirty-six month period commencing on the date of issuance.  Amortization of the discount of the Notes for the three months ended June 30, 2004 was $42,557.

Results of Operations

Three-Month Period Ended June 30, 2004 Compared to Three-Month Period Ended June 30, 2003

Revenues

	Three Months Ended June 30
		% of Total		% of Total
	2004	Revenues	2003	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$ 1,208,880	100.0%	$ 332,989	57.4%	$ 875,891	263.0%
Contracts and license fees	-	-	-	-	-	-
Wireless license fees	-	-	247,201	42.6	(247,201)	(100.0)
Total revenues	$ 1,208,880	100.0%	$ 580,190	100.0%	$ 628,690	108.4%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $875,891 to $1,208,880 in the three-month period ended June 30, 2004, up 263.0% from $332,989 in the three-month period ended June 30, 2003. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. The Company launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver application in March 2004 and launched its multi-player Texas Hold’em game application in May 2004.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. During the three-month period ended June 30, 2004, the Company did not generate any revenue from wireless license fees.  During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications. Revenue earned from wireless license fees totaled $247,201 in the three-month period ended June 30, 2003. During this period, the Company had sold and delivered existing image software for use in wireless transmission applications.

Costs of Revenues

	Three Months Ended June 30
	2004	2003	$ Change	% Change
Cost of revenues by category
Wireless applications and contracts	$627,431	$228,419	$399,012	174.7%
Contracts and license fees	-	-	-	-
Wireless license fees	-	-	-	-
Total cost of revenues	$627,431	$228,419	$399,012	174.7%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $399,012 to $627,431 in the three-month period ended June 30, 2004, up 174.7% from $228,419 in the three-month period ended June 30, 2003. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended June 30, 2004. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Wireless License Fees. There was no revenue from wireless license fees during the three-month period ended June 30, 2004; therefore the Company did not record any costs of revenues.  During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications.  There were no costs of revenues regarding wireless license fees during the three-month period ended June 30, 2003, since the license fee agreements consummated during this period related to technology that had been previously developed by the Company.

Gross Profit

	Three Months Ended June 30
	2004	2003	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$581,449	$104,570	$476,879	456.0%
Contracts and license fees	-	-	-	-
Wireless license fees	-	247,201	(247,201)	(100.0)
Total gross profit	$581,449	$351,771	$229,678	65.3%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $476,879 to $581,449 for the three-month period ended June 30, 2004, an increase of 456.0% over the gross profit for the three-month period ended June 30, 2003 of $104,570.  The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts.  The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Wireless License Fees. During the three-month period ended June 30, 2004, the Company did not generate any revenue, costs of revenue or gross profit related to wireless license fees.   During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications.  Gross profit resulting from wireless license fees totaled $247,201 for the three-month period ended June 30, 2003.  The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period.  Additionally, the Company does not expect to incur any future obligations relating to these license fees.

Selling, General and Administrative Expenses

	Three Months Ended June 30
	2004	2003	$ Change	% Change

Selling, General and administrative	$752,078	$1,134,532	$(382,454)	(33.7)%

Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three-month period ended June 30, 2004 were $752,078, compared to $1,134,532 for three-month period ended June 30, 2003. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs. The reductions in these categories reflect continued cost reduction efforts implemented by management.

Non-Cash Compensation Expenses

	Three Months Ended June 30
	2004	2003	$ Change	% Change

Non-cash compensation	$6,666	$44,148	$(37,482)	(84.9)%

Non-cash compensation for the three-month period ended June 30, 2004 was $6,666 compared to $44,148 for the three-month period ended June 30, 2003. Non-cash compensation for each of the three-month periods reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The decrease in the amount recorded in the current period as compared to the prior period reflects that prior years’ deferred compensation was fully amortized in the three-month period ended June 30, 2004.

Research and Development Expenses

	Three Months Ended June 30
	2004	2003	$ Change	% Change

Research and development	$453,097	$263,631	$189,466	71.9%

Research and development expenses for the three-month period ended June 30, 2004, were $453,097 compared to $263,631 for the three-month period ended June 30, 2003. The increase in research and development expenses is a result of the increased number of wireless applications the Company has in development.  The Company is focusing its resources on the development of new products for rapid deployment.

Non-Cash Consulting Expenses

	Three Months Ended June 30
	2004	2003	$ Change	% Change

Non-cash consulting expense	$22,673	$36,470	$(13,797)	(37.8)%

Non-cash consulting expense for the three-month period ended June 30, 2004, in the amount of $22,673 is attributable to 90,000 stock options and 54,034 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the three-month period ended June 30, 2003 in the amount of $36,470 is attributable to: (1) the issuance of 81,869 shares of restricted common stock issued to consultants for services valued at $27,835; (2) 18,600 stock options granted to consultants for services valued at $6,572, such value was determined by using the Black-Scholes option-pricing model; and (3) $2,063, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

Non-cash Settlements

	Three Months Ended June 30
	2004	2003	$ Change	% Change

Non-cash settlements	$ -	$(333,950)	$333,950	100%

The Company did not enter into any legal settlements during the three-month period ended June 30, 2004.

Non-cash settlements totaling $333,950, resulted from the settlement of unpaid amounts from two of the Company’s creditors during the three-month period ended June 30, 2003.

  The first non-cash settlement was in connection with a settlement of a civil law suit by Holland & Knight LLP (“H&K”), a creditor of the Company, seeking payment for prior legal services provided to the Company valued at $867,268.  The aggregate settlement gain resulting from this transaction totaled $351,047.
  On June 5, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  The aggregate settlement loss resulting from this transaction totaled $17,097.

Interest Expense

	Three Months Ended June 30
	2004	2003	$ Change	% Change

Interest	$55,898	$14,222	$41,676	23.0%

Interest expense for the three-month period ended June 30, 2004, was $55,898, compared to interest expense of $14,222 for the three-month period ended June 30, 2003. Interest expense for each of the three-month periods includes interest expense related to interest costs associated with capital lease obligations and note payable agreements. In addition, interest expense for the three-month period ended June 30, 2004 includes $42,557 of interest expense related to amortization of the discounts on the convertible notes payable entered into in May 2004.

Net Loss

	Three Months Ended June 30
	2004	2003	$ Change	% Change

Net loss	$708,963	$807,282	$98,319	12.2%

As a result of the factors discussed above, the net losses for the three-month period ended June 30, 2004 and 2003 were $708,963 and $807,282, respectively.

Six-Month Period Ended June 30, 2004 Compared to Six-Month Period Ended June 30, 2003

Revenues

	Six Months Ended June 30
		% of Total		% of Total
	2004	Revenues	2003	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$ 1,982,210	99.3%	$ 562,424	69.5%	$ 1,419,786	252.4%
Contracts and license fees	13,889	0.7	-	-	13,889	-
Wireless license fees	750	0.0	247,201	30.5	(246,451)	(99.7)
Total revenues	$ 1,996,849	100.0%	$ 809,625	100.0%	$ 1,187,224	146.6%

Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $1,419,786 to $1,982,210 in the six-month period ended June 30, 2004, up 252.4% from $562,424 in the six-month period ended June 30, 2003. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. The Company launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver application in March 2004 and launched its multi-player Texas Hold’em game application in May 2004.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Contracts and License Fees. Revenue from contracts and license fees was $13,889 in the six-month period ended June 30, 2004 and was generated from providing governmental contract services.  This government contract commenced in 2003 and was completed in March 2004.  There was no revenue earned from contracts and license fees during the six-month period ended June 30, 2003.

Wireless License Fees. Revenue earned from wireless license fees totaled $750 in the six-month period ended June 30, 2004.  Revenue earned from wireless license fees totaled $247,201 in the six-month period ended June 30, 2003.  During this period, the Company had sold and delivered existing image software for use in wireless transmission applications.  During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications.

Costs of Revenues

	Six Months Ended June 30
	2004	2003	$ Change	% Change
Cost of revenues by category
Wireless applications and contracts	$1,023,768	$443,013	$580,755	131.1%
Contracts and license fees	3,199	-	3,199	-
Wireless license fees	-	-	-	-
Total cost of revenues	$1,026,967	$443,013	$583,954	131.8%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $580,755 to $1,023,768 in the six-month period ended June 30, 2004, up 131.1% from $443,013 in the six-month period ended June 30, 2003. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the six-month period ended June 30, 2004. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Contracts and License Fees. Costs of contracts and license fees were $3,199 in the six-month period ended June 30, 2004, and were incurred as part of providing services under a government contract that commenced in 2003 and was completed in March 2004.  Costs and of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services.  There was no revenue earned from contracts and license fees during the six-month period ended June 30, 2003.

Wireless License Fees.  There were no costs of revenues regarding wireless license fees during the six-month periods ended June 30, 2004 and 2003, since the license fee agreements consummated during this period related to technology that had been previously developed by the Company.

Gross Profit

	Six Months Ended June 30
	2004	2003	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$958,442	$119,411	$839,031	702.6%
Contracts and license fees	10,690	-	10,690	-
Wireless license fees	750	247,201	(246,451)	(99.7)
Total gross profit	$969,882	$366,612	$603,270	164.6%

 Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $839,031 to $958,442 for the six-month period ended June 30, 2004, an increase of 702.6% over the gross profit for the six-month period ended June 30, 2003 of $119,411.  The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Contracts and License Fees. Gross profit resulting from government contract services during the six-month period ended June 30, 2004 totaled $10,690.  The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue.  During the six-month period ended June 30, 2003, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees.

Wireless License Fees. During the six-month period ended June 30, 2004, the Company did not generate any revenue, costs of revenue or gross profit related to wireless license fees.  Gross profit resulting from wireless license fees totaled $750 and $247,201 for the six-month periods ended June 30, 2004 and 2003, respectively.  The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period.  During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications.  Additionally, the Company does not expect to incur any future obligations relating to these license fees.

Selling, general and Administrative Expenses

	Six Months Ended June 30
	2004	2003	$ Change	% Change

Selling, General and administrative	$1,786,532	$2,490,694	$(704,162)	(28.3)%

Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the six-month period ended June 30, 2004 were $1,786,532, compared to $2,490,694 for six-month period ended June 30, 2003.  The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs. The reductions in these categories reflect continued cost reduction efforts implemented by management.

Non-Cash Compensation Expenses

	Six Months Ended June 30
	2004	2003	$ Change	% Change

Non-cash compensation	$53,702	$88,294	$(34,592)	(39.2)%

                Non-cash compensation for the six-month period ended June 30, 2004 was $53,702 compared to $88,294 for the six-month period ended June 30, 2003. Non-cash compensation for each of the six-month periods reflects the amortization for six months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The decrease in the amount recorded in the current period as compared to the prior period reflects that prior years’ deferred compensation was fully amortized in the six-month period ended June 30, 2004.

Research and Development Expenses

	Six Months Ended June 30
	2004	2003	$ Change	% Change

Research and development	$973,319	$528,971	$444,348	84.0%

Research and development expenses for the six-month period ended June 30, 2004, were $973,319 compared to $528,971 for the six-month period ended June 30, 2003. The increase in research and development expenses is a result of the increased number of wireless applications the Company has in development.  The Company is focusing its resources on the development of new products for rapid deployment.

Non-Cash Consulting Expenses

	Six Months Ended June 30
	2004	2003	$ Change	% Change

Non-cash consulting expense	$29,017	$94,706	$(65,689)	(69.4)%

 Non-cash consulting expense for the six-month period ended June 30, 2004, in the amount of $29,017 is attributable to 94,500 stock options and 98,048 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the six-month period ended June 30, 2003 in the amount of $94,706 is attributable to: (1) the issuance of 219,266 shares of restricted common stock issued to consultants for services valued at $68,563; (2) 41,700 stock options granted to consultants for services valued at $9,080, such value was determined by using the Black-Scholes option-pricing model; (3) $15,000 of amortization of a deferred expense recorded in 2002 relating to the issuance of 55,555 shares of restricted common stock valued at $22,500, for consulting services to be rendered over a 4.5 month period;  and (4) $2,063, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

Non-cash Settlements

	Six Months Ended June 30
	2004	2003	$ Change	% Change

Non-cash settlements	$ -	$(1,339,290)	$1,339,290	100%

The Company did not enter into any legal settlements during the six-month period ended June 30, 2004.

Non-cash settlements totaling $1,339,290, resulted from the settlement of unpaid amounts from four of the Company’s creditors during the six-month period ended June 30, 2003.

  The first non-cash settlement was in connection with a settlement of a civil law suit by Holland & Knight LLP (“H&K”), a creditor of the Company, seeking payment for prior legal services provided to the Company valued at $867,268.  The aggregate settlement gain resulting from this transaction totaled $351,047.
  On June 5, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  The aggregate settlement loss resulting from this transaction totaled $17,097.
  In February 2003, the Company signed and executed a mutual release of all claims with a former law firm that had provided legal services to the Company.  Under the terms of the mutual release, all fees owed to the former law firm, totaling $886,557 were cancelled in full.
  In March 2003, the Company settled a claim filed against it by AT&T CORP. for payment of past services rendered to the Company.  Under the terms of the settlement, all amounts owed by the Company to AT&T CORP. were reduced by $118,783 to $120,000.

Interest Expense

	Six Months Ended June 30
	2004	2003	$ Change	% Change

Interest	$76,746	$24,441	$52,305	214.0%

Interest expense for the six-month period ended June 30, 2004, was $76,746, compared to interest expense of $24,441 for six-month period ended June 30, 2003.  Interest expense for each of the six-month periods includes interest expense related to interest costs associated with capital lease obligations and note payable agreements.  In addition, interest expense for the six-month period ended June 30, 2004 includes $42,557 of interest expense related to amortization of the discounts on the convertible notes payable entered into in May 2004.

Net Loss

	Six Months Ended June 30
	2004	2003	$ Change	% Change

Net loss	$1,949,434	$1,521,204	$428,230	28.2%

As a result of the factors discussed above, the net losses for the six-month period ended June 30, 2004 and 2003 were $1,949,434 and $1,521,204, respectively.

Liquidity and Capital Resources

As of June 30, 2004 we had $748,356 of cash on hand, negative working capital of $477,674, and approximately $2.3 million in current liabilities.

 In May 2004, the Company entered into senior convertible debt agreements with certain investors that provides up to $2,000,000 in financing through the issuance of convertible notes payable (the "Notes"). These Notes do not bear interest and are convertible into shares of the Company’s common stock.  These Notes mature three years from the date of issuance.   Upon closing of the Notes, the Company received $1,000,000 in cash and $1,000,000 of the proceeds received in this financing have been placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). The Company shall not have access to this escrowed amount until it has achieved positive EBITDA on a monthly basis.  The Company is not required to access these funds. If the Company has not achieved positive EBITDA by March 31, 2005, the Escrow Agent shall release the escrowed amounts to the holders of the senior convertible debt on a pro rata basis.

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

Through the end of 2003, we had entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.  As of the date of this filing, we have been able to make all of the required payments established under settlement agreements previously arranged with certain vendors. We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances.  Additionally, as of June 30, 2004, we had approximately $1.4 million in accounts payable, of which approximately $0.7 million were greater than 90 days old.

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
	Six Months Ended June 30
	2004	2003
Cash used in operating activities	$(2,345,838)	$(2,077,058)
Cash provided by investing activities	$(31,688)	$-
Cash provided by financing activities	$937,237	$2,051,068

Cash Flow used in Operating Activities. Net cash used in operating activities was $2,077,058 in the six-month period ended June 30, 2004, compared to $2,077,058 in the corresponding period of the prior year.  The increase in net cash used in operating activities was primarily due to additional payments made to reduce accrued salaries and accounts payable for outstanding vendor obligations during the six-month period ended June 30, 2004.  In addition, the Company restructured its organization in February 2004 as part of its focus to reduce future operating expenses and focus on revenue generation.  During the six-month period ended June 30, 2003, the Company was deferring payment of certain accounts payable and payroll obligations in efforts to conserve cash while raising the Series C Preferred funding.  During the six-month period ended June 30, 2004, the Company was not deferring these payments.

Cash Flow provided by Investing Activities. Net cash used in investing activities was $31,688 in the six-month period ended June 30, 2004, representing computer equipment purchases.  No cash was used in investing activities in the six-month period ended June 30, 2003.

Cash Flow provided by (used in) Financing Activities. Net cash provided by financing activities of $937,237 in the six-month period ended June 30, 2004 related to:

  proceeds from issuance of convertible notes payable and common stock of $1,000,000.
  the sale of  431,034 shares of the Company's common stock for cash proceeds of $20,086.
  principal payments on capital lease obligations of ($17,296).
  principal payments on note payable obligations of ($65,553).

Net cash provided by financing activities of $2,051,068 in the six-month period ended June 30, 2003 related to:

  the sale of  2,703,903 shares of the Company's common stock, along with warrants to purchase an additional 316,000 shares of common stock, at exercises prices ranging from $1.50 to $1.60 per share and the repricing of 4,242,261 of previously issued warrants. These transactions were in two forms. The first form involved purchases of common stock at prices which were above the traded value and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice 2 warrants for every share purchased. The other form allowed warrant holders to reduce the exercise price of previously purchased warrants if the holder exercised those repriced warrants immediately. The original exercise prices of the repriced warrants ranged between $0.60 and $5.25 per share.  The repriced exercise prices ranged between $0.25 and $1.69 per share. Total cash proceeds from the sale of the shares and issuance of the new warrants were $1,326,607.
  the issuance of 2,776,975 shares of unregistered common stock upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share. Of the 2,776,975 warrants exercised, 2,767,075 were exercised in connection with the repricing of the exercise price of the warrants as described above. The initial exercise prices of the warrants ranged between $0.60 and $5.25.  The repriced exercise prices ranged between $0.25 and $1.69. The exercise of these warrants generated gross proceeds of $779,355.
  principal payments on capital lease obligations of ($54,894).

Contractual Obligations

At June 30, 2004, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases and notes payable.

The following table summarizes our contractual obligations at June 30, 2004 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Operating	Convertible	Notes	Purchase
	Total	Leases	Notes Payable	Payable	Obligations
Six months ended December 31, 2004	$417,859	$126,191	$-	$200,668	$91,000
Year ending December 31, 2005	502,703	252,851	-	221,852	28,000
Year ending December 31, 2006	303,269	200,682	-	102,587	-
Year ending December 31, 2007	1,000,000	-	1,000,000	-	-
Total contractual obligations	$2,223,831	$579,724	$1,000,000	$525,107	$119,000

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", (the "Interpretation") which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003.  The Interpretation becomes effective for entities created before February 1, 2003  at the beginning of the first interim period ending after March 31, 2004.  The adoption of the provisions of the Interpretation did not have a material impact on the Company's financial statements.

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

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company has changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts. Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three and six-month periods ended June 30, 2003 is $115,679 and $214,894, respectively.

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

There were no costs related to the wireless license fee revenue generated during the six months ended June 30, 2004 and 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

PART II.
 OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

During the three-month period ended June 30, 2004, the Company issued an aggregate of 20,664,514 shares of its common stock to 19 persons and entities.  These securities were not registered under the Securities Act of 1933.  Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act and Rule 506, as promulgated pursuant to the Securities Act of 1933 as transactions by an issuer not involving any public offering.  All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act.  No commissions were paid in connection with any of the issuances.

Stock Issuances for Cash

From April 1, 2004 to June 30, 2004, the Company issued an aggregate of 431,034 shares of unregistered common stock to 1 accredited investor, who is unaffiliated with the Company, for aggregate proceeds of $20,086.

Name of Purchaser	Number of Shares
Palisades Equity Fund LP	431,034

Stock Issuances Underlying Convertible Securities

In May 2004, holders of Series C preferred stock converted 1,250 shares of Series C preferred stock into 5,000,000 shares of Summus, Inc. common stock.

In May 2004, a holder of Series E preferred stock converted 80 shares of Series E preferred stock into 400,000 shares of Summus, Inc. common stock.

Stock Issuances in conjunction with Convertible Notes Payable

In May 2004, the Company issued an aggregate of 14,286,000 shares of unregistered common stock to 6 accredited investors in conjunction with the convertible notes payable financing.

Name of Purchaser	Number of Shares

Empire Capital Partners LP	3,571,500
Donald Hammett	1,428,600
The Focus Fund LP	2,142,900
Rodney D. Baber Jr.	357,150
JDS Capital LP	5,357,250
John A. Williams	1,428,600

Stock Issuances for Services

In May 2004, Summus issued 300,000 shares of restricted common stock to Phil Hellmuth Productions LLC in connection with a marketing agreement.

Stock Issuances for Accrued Payroll

In June 2004, Summus issued 647,480 shares of unregistered common stock to employees in lieu of accrued payroll.

Name of Purchaser	Number of Shares

Gary E. Ban	184,654
Do Hyun Chung	48,655
Lang Gao	32,702
Clark Jackson	35,526
Yuwei Liao	40,020
Donald T. Locke	184,616
Leonard Mygatt	85,134
Jiangying Zhou	36,173

Item 5. Other Information

Employment Agreements

On July 28, 2004,  Summus entered into employment agreements with each of Gary E. Ban, Andrew L. Fox and Donald T. Locke.  All defined terms used in this description of these employment agreements shall have the meanings as set forth in the agreements, copies of which are attached as exhibits to this quarterly report.  The employment agreements name Mr. Ban as Chief Executive Officer; Mr. Fox as Executive Vice-President of Business Development and Sales; and Mr. Locke as Chief Financial Officer and General Counsel.  The current annual base salaries for each of these officers is as follows:

Name of Executive                                               Initial Annual Base Salary

Gary E. Ban                                                                           $175,000

Andrew L. Fox                                                                      $120,000

Donald T. Locke                                                                   $144,000

Under the terms of each of the employment agreements, the Board of Directors will, on an annual basis, review each executive’s base salary in light of the base salaries paid to other executives of Summus and each executive’s performance.  It may, in its discretion, increase the executive’s annual base salary by an amount deemed appropriate by the Board.

Under the terms of the agreements of Messrs. Ban and Locke, their annual base salaries shall also automatically be increased to 1.5 times their initial base salary once Summus achieves a fiscal year gross revenue of $10,000,000 and to 2.0 times their initial annual base salary once Summus achieves a fiscal year gross revenue of $20,000,000 and it has net income for each such fiscal year period.  Under the terms of Mr. Fox’s agreement, his annual base salary shall automatically be increased to $140,000 once Summus achieves positive cash flow for a fiscal quarter.

In addition to the annual base salary, the Board, in its discretion, may pay each executive a bonus commensurate with other bonuses paid to employees of Summus and take into account the total compensation paid to executives of other companies which would be competitive for the executive’s services.  Messrs. Ban and Locke shall receive a bonus of 100% of their annual base salary upon the achievement of Summus’ annual objectives as set by the Board of Directors.

Mr. Fox shall receive an annual bonus for the fiscal year ending December 31, 2004, equal to 15% of his annual base salary upon the achievement by Summus of its annual objectives as set by the Board of Directors.  Mr. Fox shall also receive (i) a commission bonus of $10,000 for each transaction brought to Summus by him that Summus receives a gross profit of $250,000 from; (ii) a three percent (3%) commission bonus of the gross profit received by Summus from all transactions brought to the Company by him; and (iii) a one percent (1%) commission bonus of the gross profit received by the Company from all other transactions of Summus brought by personnel under Mr. Fox’s supervision.  No funds under these bonus provisions of Mr. Fox’s agreement shall be payable to him until funds are received by Summus.  Mr. Fox shall receive the commission bonuses set forth in items (ii) and (iii) of this paragraph for a period of eighteen (18) months from the launch of each such product related to these transactions arranged by him or by personnel under his supervision, as the case may be.  After such eighteen (18) month period has expired, the commission bonuses payable to Mr. Fox for a particular transaction shall expire and no longer be payable to him.

Any bonus earned by Messrs. Ban, Fox and Locke pursuant to the provisions of their employment agreements shall not be paid to them unless and until Summus has achieved a cash flow positive position, which will be certified to the Board of Directors by an executive officer of the Company.

The  Company shall grant to Messrs. Ban, Fox and Locke options to purchase 1,250,000, 1,000,000 and 1,000,000 shares of the Company’s common stock, respectively.  These options shall vest in equal monthly installments over the thirty-six (36) month period beginning February 18, 2004.  Messrs. Ban and Locke shall also receive options to purchase an additional 250,000 and 100,000 shares, respectively, of Summus’ common stock if it achieves cash flow positive at any time during the 2004 fiscal year.  This grant of options, if achieved, shall be priced as of the date of the achievement of such milestone, as certified by an executive officer of the Company and shall be vested in full as of such date.

All options and/or warrants previously granted to each of Messrs. Ban, Fox and Locke in lieu of cash compensation forgone by them shall have a life of ten (10) years from the date of each such respective grant while the executive is employed by Summus or a life of three years from the date of termination of the executive’s employment.

The employment agreements with Messrs. Ban, Fox and Locke each have a term of one (1) year, which shall be automatically extended (without further action of Summus or the Board of Directors) each day for an additional day so that the remaining term shall continue to be one (1) year; provided that either party may at any time, by written notice to the other party, fix the term to a finite term of one (1) year, without automatic extension, commencing with the date of such notice.

Each executive’s employment under their respective Agreements shall be terminated immediately on his death and may be terminated by the Board:

  at any time after the Permanent Disability of executive;
  at any time without Cause prior to a Change of Control;
  at any time without Cause upon a Change of Control; or
  at any time for Cause.

If an executive’s employment is terminated by death, his estate or designated beneficiaries shall be entitled to receive:

  any accrued but unpaid salary;
  a cash lump sum payment in respect of accrued but unused vacation;
  life insurance benefits pursuant to any life insurance policy purchased by Summus on the executive;

  a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement; and
  all stock option grants that have vested as of the executive’s date of death.

If an executive’s employment is terminated by Summus for Permanent Disability, he shall be entitled to receive severance compensation equal to his Base Salary for a period of six (6) months, minus any amounts payable under any short-term disability insurance policy provided by Summus or purchased by executive.
  a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement;
  continuation of the insurance provided by Summus for 12 months; and
  all stock option grants that have vested as of the executive’s date of termination for the remainder of the term of such option grants.

If the executive’s employment is terminated by Summus without Cause prior to a Change of Control, the executive shall be entitled to receive:

  accrued but unpaid Base Salary to the date of such termination;
  a cash lump sum payment in respect of accrued but unused vacation days;
  a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement;
  acceleration of the vesting of one hundred percent (100%) of the unvested portion of executive’s stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan; and
  continuation of the insurance provided by Summus for 12 months.

If executive’s employment is terminated by the Company without Cause upon a Change of Control or by Executive for Good Reason at any time, executive shall be entitled to receive:

  severance compensation equal to his then-current Base Salary for the remaining Term of this Agreement; provided, however, that the executive’s severance compensation shall not be less than one (1) year of his then-current Base Salary a cash lump sum payment in respect of accrued but unused vacation days;
  the full amount of any bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement;
  acceleration of the vesting of one hundred percent (100%) of the unvested portion of executive’s stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan; and
  continuation of the insurance provided by Summus for 12 months.

If executive’s employment is terminated by Summus for Cause or by the executive without Good Reason upon a Change of Control (other than as a result of executive’s Permanent Disability or death), the Company shall not have any other or further obligations to executive under this Agreement, except:

  as may be provided in accordance with the terms of retirement and other benefit plans of Summus;
  as to that portion of any unpaid Base Salary and other benefits accrued and earned under this Agreement through the date of such termination;
  all stock option grants that have vested as of the Executive’s date of termination for the remainder of the term of such option grants; and
  as to benefits, if any, provided by any insurance policies in accordance with their terms.

If executive’s employment is terminated by Summus for Cause at any time during the Term, Executive shall immediately forfeit any and all unvested stock rights, stock options and other such unvested incentives or awards previously granted to him by the Company and any Bonus earned by him but not paid pursuant to the Agreement.

Each of the employment agreements also contains customary covenants with respect to the non-disclosure of confidential or proprietary information regarding our business, prospects, finances, operations and trade secrets that have no finite duration.

Increase in Number of Options Available under Equity Compensation Plan

On June 24, 2004, the Board of Directors authorized an increase in the number of options available for grant under the Corporation’s Second Amended and Restated 2000 Equity Compensation Plan from 8,500,000 to 15,000,000 to be used as incentives to all employees, management and the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.1	Employment Agreement by and between Gary E. Ban and Summus dated as of July 28, 2004
Exhibit 10.2	Employment Agreement by and between Andrew L. Fox and Summus dated as of July 28, 2004
Exhibit 10.3	Employment Agreement by and between Donald T. Locke and Summus dated as of July 28, 2004
Exhibit 10.4	Third Amended and Restated 2000 Equity Compensation Plan
Exhibit 31.1	Rule 13a-14(a)/15a-14(a) Certification of Gary E. Ban, Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15a-14(a) Certification of Donald T. Locke, Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Gary E. Ban, Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Donald T. Locke, Chief Financial Officer

(b)	Reports on Form 8-K:
	(1)	Current Report on Form 8-K filed on May 10, 2004 (Item 7)
	(2)	Current Report on Form 8-K filed on July 1, 2004 (Items 7 and 12)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	By: /s/ GARY E. BAN Gary E. Ban Chief Executive Officer
Date: August 12, 2004	By: /s/ DONALD T. LOCKE Donald T. Locke Chief Financial Officer