Form 10-Q
period 2004-09-30
SUMMUS INC USA
filed 2004-11-12
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

_______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☑   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No☑

As of November 10, 2004 , the registrant had 104,147,494 shares of its Common Stock, par value $.001 per share, issued and outstanding.

SUMMUS, INC. (USA)

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

		Page No.
PART I	CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2004
	(Unaudited) and December 31, 2003	3

	Consolidated Statements of Operations for the Three-Month
	Period Ended September 30, 2004 and 2003 (Unaudited)	4

	Consolidated Statements of Operations for the Nine-Month
	Period Ended September 30, 2004 and 2003 (Unaudited)	5

	Consolidated Statement of Shareholders' (Deficit) Equity for the
	Nine-Month Period Ended September 30, 2004 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Nine-Month
	Period Ended September 30, 2004 and 2003 (Unaudited)	9

	Notes to Consolidated Financial Statements (Unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market
	Risk	37

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 5.	Other Information	39

Item 6.	Exhibits	39

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMUS, INC. (USA)
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$ 191,553	$ 2,188,645
Accounts receivable	1,317,809	480,494
Prepaids and other current assets	76,983	15,800
Total current assets	1,586,345	2,684,939
Equipment, software and furniture, net	118,006	195,999
Total assets	$ 1,704,351	$ 2,880,938

Liabilities and shareholders’ (deficit) equity
Current liabilities:
Accounts payable	$ 1,461,660	$ 1,350,940
Accrued salaries and related costs	207,054	439,595
Accrued interest	89,967	82,812
Current portion of notes payable	302,939	270,195
Capital lease obligations, current portion	-	17,296
Preferred stock dividends payable	13,855	218,143
Deferred revenue	11,000	-
Total current liabilities	2,086,475	2,378,981
Notes payable, less current portion	95,008	215,932
Convertible notes payable, net of discount of $345,790	54,210	-
Total liabilities	2,235,693	2,594,913

Shareholders’ (deficit) equity :
Series A convertible preferred stock, $0.001 par value;
10,000 shares designated, 2,407 and 2,078 shares issued and
outstanding at September 30, 2004 and December 31,
2003, respectively (liquidation preference of $2,421,150 as of
September 30, 2004)	2,407,295	2,078,312
Series C convertible preferred stock, $0.001 par value;
3,000 shares designated, zero and 1,310 shares issued and
outstanding at September 30, 2004 and December 31, 2003
respectively	-	365,566
Series D convertible preferred stock, $0.001 par value;
4,000 shares designated, 2,275 and 2,900 shares issued
and outstanding at September 30, 2004 and December 31, 2003, respectively (liquidation preference of $2,275,000 as of
September 30, 2004)	1,581,206	2,015,604

Series E convertible preferred stock, $0.001 par value;
200 shares designated, zero and 170 shares issued and
outstanding at September 30, 2004 and December 31, 2003,
respectively	-	119,460
Common stock, $0.001 par value, 185,000,000 shares
authorized; 102,859,753 and 69,408,639 shares issued
and 102,821,253 and 69,370,139 shares outstanding at
September 30, 2004 and December 31, 2003, respectively	102,821	69,370
Additional paid-in capital	49,339,928	46,315,321
Deferred compensation	(13,750)	(53,427)
Accumulated deficit	(53,721,223)	(50,396,562)
Treasury stock, at cost (38,500 shares)	(227,619)	(227,619)
Total shareholders’ (deficit) equity	(531,342)	286,025
Total liabilities and shareholders’ (deficit) equity	$ 1,704,351	$ 2,880,938

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	September 30,2004	September 30, 2003
Revenues:
Wireless applications and contracts	$1,466,448	$331,433
Contracts and license fees	30,000	–
Wireless license fees	4,250	1,000
Total revenues	1,500,698	332,433
Cost of revenues:
Wireless applications and contracts	723,988	258,675
Contracts and license fees	4,038	–
Wireless license fees	–	–
Total cost of revenues	728,026	258,675
Gross profit	772,672	73,758
Operating expenses:
Selling, general and administrative expenses	749,930	1,232,317
Non-cash compensation	2,475	44,148
Research and development	436,830	280,236
Non-cash consulting expense	41,415	5,454
Non-cash settlements	(126,373)	(69,741)
Total operating expenses	1,104,277	1,492,414
Loss from operations	(331,605)	(1,418,656)
Interest expense	13,830	27,334
Amortization of discount on debt and beneficial conversion feature	611,653	–
Net loss	$(957,088)	$(1,445,990)

Net loss applicable to common shareholders:
Net loss	$(957,088)	$(1,445,990)
Accretion of beneficial conversion feature on preferred stock	–	(579,324)
Preferred stock dividends	(41,565)	(47,952)
Net loss applicable to common shareholders	$(998,653)	$(2,073,266)
Per share amounts (basic and diluted)	$(0.01)	$(0.03)
Weighted average shares of common stock outstanding	93,053,692	62,681,297

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine-Month Period Ended
	September 30, 2004	September 30, 2003
Revenues:
Wireless applications and contracts	$3,448,658	$893,857
Contracts and license fees	43,889	–
Wireless license fees	5,000	248,201
Total revenues	3,497,547	1,142,058
Cost of revenues:
Wireless applications and contracts	1,747,756	701,688
Contracts and license fees	7,237	–
Wireless license fees	–	–
Total cost of revenues	1,754,993	701,688
Gross profit	1,742,554	440,370
Operating expenses:
Selling, general and administrative expenses	2,536,462	3,712,981
Non-cash compensation	56,177	132,442
Research and development	1,410,149	809,207
Non-cash consulting expense	70,432	110,192
Non-cash settlements	(126,373)	(1,409,031)
Total operating expenses	3,946,847	3,355,791
Loss from operations	(2,204,293)	(2,915,421)
Interest expense	48,019	51,775
Amortization of discount on debt and beneficial conversion feature	654,210	–
Net loss	$(2,906,522)	$(2,967,196)

Net loss applicable to common shareholders:
Net loss	$(2,906,522)	$(2,967,196)
Accretion of beneficial conversion feature on preferred stock	(293,444)	(579,324)
Preferred stock dividends	(124,695)	(141,144)
Net loss applicable to common shareholders	$(3,324,661)	$(3,687,664)
Per share amounts (basic and diluted)	$(0.04)	$(0.06)
Weighted average shares of common stock outstanding	82,823,325	59,862,164

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY (UNAUDITED)

Convertible Preferred Stock
	Series A		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2003	2,078	$2,078,312	1,310	$365,566	2,900	$2,015,604
Accretion of beneficial conversion
feature of Series C preferred stock	-	-	-	293,444	-	-
Issuance of common stock in conjunction
with issuance of convertible debt	-	-	-	-	-	-
Beneficial conversion feature related
to issuance of convertible debt	-	-	-	-	-	-
Common stock, options and warrants
issued for services	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	-	-
Common stock issued for accrued payroll	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-
Deferred compensation related to
issuance of stock options	-	-	-	-	-	-
Amortization of deferred
compensation	-	-	-	-	-	-
Conversion of Series C, D and E
preferred stock	-	-	(1,310)	(659,010)	(625)	(434,398)
Payment of Series A preferred stock
dividends with additional shares of
Series A preferred stock	329	328,983	-	-	-	-
Conversion of convertible debt	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-
Balance at September 30, 2004	2,407	$2,407,295	-	$-	2,275	$1,581,206

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS'  (DEFICIT) EQUITY (UNAUDITED)

	Convertible Preferred Stock
					Additional
	Series E		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2003	170	$119,460	69,370,139	$69,370	$46,315,321
Accretion of beneficial conversion
feature of Series C preferred stock	-	-	-	-	-
Issuance of common stock in conjunction
with issuance of convertible debt	-	-	14,286,000	14,286	485,714
Beneficial conversion feature related
to issuance of convertible debt	-	-	-	-	500,000
Common stock, options and warrants
issued for services	-	-	300,000	300	124,132
Common stock issued for cash	-	-	431,034	431	19,655
Common stock issued for accrued payroll	-	-	647,480	647	83,525
Preferred stock dividends	-	-	-	-	-
Deferred compensation related to
issuance of stock options	-	-	-	-	16,500
Amortization of deferred
compensation	-	-	-	-	-
Conversion of Series C, D and E
preferred stock	(170)	(119,460)	9,215,000	9,215	1,203,653
Payment of Series A preferred stock
dividends with additional shares of
Series A preferred stock	-	-	-	-	-
Conversion of convertible debt	-	-	8,571,600	8,572	591,428
Net loss for the period	-	-	-	-	-
Balance at September 30, 2004	-	$-	102,821,253	$102,821	$49,339,928

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY (UNAUDITED)

				Total
	Deferred	Accumulated	Treasury	Shareholders’
	Compensation	Deficit	Stock	(Deficit) Equity

Balance at December 31, 2003	$ (53,427)	$ (50,396,562)	$ (227,619)	$ 286,025
Accretion of beneficial conversion
feature of Series C preferred stock	-	(293,444)	-	-
Issuance of common stock in conjunction
with issuance of convertible debt	-	-	-	500,000
Beneficial conversion feature related
to issuance of convertible debt	-	-	-	500,000
Common stock, options and warrants
issued for services	-	-	-	124,432
Common stock issued for cash	-	-	-	20,086
Common stock issued for accrued payroll	-	-	-	84,172
Preferred stock dividends	-	(124,695)	-	(124,695)
Deferred compensation related to
issuance of stock options	(16,500)	-	-	-
Amortization of deferred
compensation	56,177	-	-	56,177
Conversion of Series C, D and E
preferred stock	-	-	-	-
Payment of Series A preferred stock
dividends with additional shares of
Series A preferred stock	-	-	-	328,983
Conversion of convertible debt	-	-	-	600,000
Net loss for the period	-	(2,906,522)	-	(2,906,522)
Balance at September 30, 2004	$ (13,750)	$ (53,721,223)	$ (227,619)	$ (531,342)

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-Month Period Ended
	September 30, 2004	September 30, 2003

Operating activities
Net loss	$(2,906,522)	$(2,967,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,362	211,087
Non-cash compensation	56,177	132,442
Common stock, options and warrants issued for services	124,432	110,192
Loss on disposal of fixed assets	–	12,671
Amortization of discount on debt and beneficial conversion feature	654,210	–
Non-cash settlements	(126,373)	(1,409,031)
Changes in operating assets and liabilities:
Accounts receivable	(837,315)	(238,166)
Prepaid and other assets	(61,183)	(3,898)
Accounts payable and other accrued expenses	268,248	293,561
Accrued salaries and related costs	(172,369)	353,901
Deferred revenue	11,000	(7,285)
Net cash used in operating activities	(2,873,333)	(3,511,722)

Investing activities
Purchases of equipment and furniture	(38,369)	(11,721)
Net cash used in investing activities	(38,369)	(11,721)
Financing activities
Proceeds from sale of common stock and warrants	20,086	1,326,607
Proceeds from issuance of convertible debt	1,000,000	–
Proceeds from issuance of convertible preferred stock	–	1,864,737
Proceeds from exercise of warrants	–	779,355
Principal payments on capital lease obligations	(17,296)	(86,134)
Principal payments on notes payable and short-term borrowings	(88,180)	–
Net cash provided by financing activities	914,610	3,884,565
Net (decrease) increase in cash	(1,997,092)	361,122
Cash at beginning of period	2,188,645	25,990
Cash at end of period	$191,553	$387,112
Supplemental disclosure of cash flow information
Cash paid for interest	$40,864	$16,705

The accompanying notes constitute an integral part of these consolidated financial statements.

SUMMUS, INC. (USA)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Business, Organization and Basis of Presentation

Business

Summus, Inc. (USA) ("Summus” or the "Company") is engaged primarily in the development of applications that optimize the consumer wireless experience.  The core of the Company's business plan is to focus on the emerging wireless and mobile market and partner with leading content brands to bring branded products to mobile phones.  Our major content brands include Sports Illustrated, The Associated Press, Fuji Film and Phil Hellmuth.  Through September 30, 2004, we have executed contracts with a variety of content providers to build applications for  the distribution of their content.

Summus has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks.  We currently offer products in various categories, including games, personalization, photo services, and news/information. The Company's technology, which provides the foundation for its current products, is designed to address the usability constraints of the existing wireless network infrastructure. This technology will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user.

Summus builds end-user applications for all major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP).  We distribute our applications through major wireless carriers who make our products available to their customers. Summus currently has relationships with carriers that account for 98% of all U.S. wireless subscribers. We also have relationships with international carriers covering Canada, Latin America, Australia, Israel and the U.K.

We have completed development of and launched twenty-eight (28) wireless applications. Twelve (12) wireless carriers in the United States and ten (10) international wireless carriers currently deploy at least one or a combination of the twenty-eight (28) wireless applications that have been completed by the Company.  Summus launched its first wireless application during the second quarter of 2002.  These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

1. Business, Organization and Basis of Presentation (continued)

 Basis of Presentation

The consolidated financial statements of the Company included in this quarterly report on Form 10-Q are unaudited. In the opinion of management, such financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004; the results of operations for the three and nine-month periods ended September 30, 2004 and 2003; shareholders' (deficit) equity as of September 30, 2004; and cash flows for the nine-month periods ended September 30, 2004 and 2003.

The accompanying unaudited consolidated financial statements as of and for the three and nine-month periods ended September 30, 2004 and 2003, have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with Article 10 of Regulation S-X. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s audited financial statements for the year ended December 31, 2003, which were filed with the Securities and Exchange Commission on March 31, 2004, in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. The Form 10-K is available through the Internet in the SEC's EDGAR website at www.sec.gov, on the Company’s website at www.summus.com or from the Company upon request.

The accompanying unaudited consolidated financial statements have been prepared as if the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements at September 30, 2004, the Company incurred a net loss for the quarter of $957,088, has negative working capital of $500,130 at September 30, 2004, and experienced negative cash flows from operations. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line and pursuing additional financing for capital to expand its operations.  Management expects to be able to attract additional capital to continue to fund and expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated. The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts during the 4th quarter of 2003.  Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three and nine-month periods ended September 30, 2004, is $149,042 and $363,936, respectively.

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

2. Summary of Significant Accounting Policies (continued)

There were no costs related to the wireless license fee revenue generated during the three and nine months ended September 30, 2004, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors. The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the consolidated statement of operations. Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant. Such costs are recognized ratably over the vesting period. The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $56,177 and $132,442 for the nine months ended September 30, 2004 and 2003, respectively, and $2,475 and $44,148 for the three months ended September 30, 2004 and 2003, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine-month periods ended September 30, 2004 and 2003: dividend yield of 0%; volatility ranging from 1.218 to 1.789; risk-free interest rate ranging from 2.75% to 5.00%; and expected option lives of 5 years for employees and 10 years for Board members.

2. Summary of Significant Accounting Policies (continued)

	Three-Month Period Ended September 30		Nine-Month Period Ended September 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net loss applicable to common shareholders	$ (998,653)	$ (2,073,266)	$ (3,324,661)	$ (3,687,664)
Non-cash employee compensation charges included in net loss applicable to common shareholders	2,475	44,148	56,177	132,442
Stock-based employee compensation cost that would have been included in net loss applicable to common shareholders under the fair value method	(278,654)	(71,765)	(969,973)	(242,203)

Adjusted net loss applicable to common shareholders	$ (1,274,832)	$ (2,100,883)	$ (4,238,457)	$ (3,797,425)

Basic and diluted loss per share:
Reported net loss applicable to common shareholders	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.06)
Non-cash employee compensation charges included in net loss applicable to common shareholders	0.00	0.00	0.00	0.00
Stock-based employee compensation cost that would have been included in net loss applicable to common shareholders under the fair value method	(0.00)	(0.00)	(0.01)	(0.00)

Adjusted net loss applicable to common shareholders	$ (0.01)	$ (0.03)	$ (0.05)	$ (0.06)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123.  Non-cash consulting expense related to such stock based compensation was $70,432 and $110,192 for the nine-month periods ended September 30, 2004 and 2003, respectively, and $41,415 and $5,454 for the three-month periods ended September 30, 2004 and 2003, respectively.

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

3. Convertible Notes Payable

In May 2004, the Company entered into senior convertible debt agreements with certain investors to provide up to $2,000,000 of financing in the form of convertible notes payable (the "Notes"). The Notes do not bear interest and are convertible into shares of the Company’s common stock at the option of the holder. The Notes mature three years from the date of issuance. Once the Notes mature, the Company has the sole right to pay off the debt or require conversion by the holders of any unconverted portion thereof into shares of the Company’s common stock.  At the closing of the senior convertible debt agreements, each investor received 7,143 shares of the Company’s common stock for each $1,000 invested, for a total of 14,286,000 shares of the Company’s common stock. Upon the conversion of each $1,000 of senior convertible debt issued and outstanding, the holder shall receive an additional 14,286 shares of the Company’s common stock.

Upon closing, the Company received $1,000,000 in cash and the remaining $1,000,000 of proceeds received were placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). The Company was not to have access to this escrowed $1,000,000 until it achieved positive EBITDA, as defined in the senior convertible debt agreements, for a one-month period.  Summus achieved positive EBITDA  for the month of August 2004 and sent the Escrow Agent a certificate of its Chief Financial Officer notifying it of such, which gives the Company access to the escrowed funds.  There can be no assurances that the Company will achieve positive EBITDA in succeeding months.  The Company is not required to access these escrowed funds, and as of the date of this quarterly report, Summus has not drawn down any of these funds.  Any of the escrowed funds not drawn down by Summus by  March 31, 2005, shall be released by the Escrow Agent to the holders of the Notes on a pro rata basis. Any of the escrowed funds not released by the Escrow Agent to the Company shall have no conversion rights into the Company’s common stock as set forth above.

The Company allocated the $1,000,000 of proceeds received in connection with the financing in May 2004 between the Notes and the 14,286,000 shares of common stock issued on a relative fair value basis.  Accordingly, the Company allocated $500,000 to the Notes and $500,000 to the common stock issued.  Since the Notes were issued at a discount to the principal balance, which is the basis for conversion, the effective conversion price of the Notes was less than the fair value of the Company's common stock on the date of issuance.  Accordingly, a beneficial conversion feature of $500,000 was recorded as a discount to the Notes and a corresponding credit to additional paid-in capital on the date of issuance. Since the Notes have a term of three years, the aggregate discount of $1,000,000 will be amortized to interest expense over a thirty-six month period commencing on the date of issuance.  In September 2004, notes totaling $600,000 were converted into 8,571,600 shares of common stock.  The remaining discount on these Notes was fully amortized to interest expense in the three months ended September 30, 2004.  Amortization of the discount of the Notes for the three and nine months ended September 30, 2004 was $611,653 and $654,210, respectively.

4. Common Stock, Options and Warrants

Common Stock Reserved for Future Issuance

As of September 30, 2004, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	170,004
Series D convertible preferred stock	11,375,000
Outstanding common stock warrants	44,688,449
Outstanding stock options	8,027,174
Possible future issuance under stock option plans	6,607,982
Convertible notes payable	5,714,400
Total	76,583,009

5. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of September 30, 2004. These shares are valued based upon the liquidation preference of Series A preferred stock of $1,000 per share.  Shares of the Series A preferred stock rank on parity with Summus’ Series C, Series D and Series E convertible preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Summus.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. These dividends are accrued monthly. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors, on March 31 and September 30 of each year. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. The Company recorded preferred stock dividends of $41,565 and $124,695 for the three and nine months ended September 30, 2004, respectively.  On August 26, 2004, the Company issued 329 shares of Series A preferred stock as consideration for accrued dividends of $328,983.  As of September 30, 2004, the Company had recorded $13,855 in accrued dividends, which is reflected in current liabilities in the accompanying consolidated balance sheet.

The holders of the outstanding shares of Series A preferred stock are not entitled to vote on matters submitted to the Company’s shareholders for voting, except as may be required by Florida law.  However, approval of holders of a majority of the outstanding shares of Series A preferred stock is required prior to the issuance of a new series of preferred stock that ranks senior to the Series A preferred stock. Each share of the Series A preferred stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by the initial conversion price of $14.24. The conversion price is subject to adjustment in accordance with the Company’s articles of incorporation.  At the Company’s election, it has the right to redeem any outstanding shares of the Series A preferred stock at the liquidation preference of $1,000 per share.

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
  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series C preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus; and
  the right to convert each share of Series C preferred stock into shares of our common stock at any time, at the option of the Series C preferred stockholder, after nine (9) months from the date of its issuance. Each share of Series C preferred stock shall be convertible into 4,000 fully paid and non assessable shares of the Company’s common stock.

During the three and nine month periods ended September 30, 2004, certain holders of the Series C preferred stock converted 60 and 1,310 shares of Series C preferred stock into 240,000 and 5,240,000 shares of the Company’s common stock, respectively.

All shares of the Series C preferred stock have been converted into shares of the Company’s common stock as of September 30, 2004.

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

During the three and nine month periods ended September 30, 2004, certain holders of the Series D preferred stock converted 250 and 625 shares of Series D preferred stock into 1,250,000 and 3,125,000 shares of the Company’s common stock, respectively.  As of September 30, 2004, 2,275 shares of Summus’ Series D preferred stock are issued and outstanding.

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
  a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series E preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus; and
  the right to convert each share of Series E preferred stock into shares of our common stock at any time, at the option of the Series E preferred stockholder. Each share of Series E preferred stock shall be convertible into 5,000 fully paid and nonassessable shares of the Company’s common stock.

All shares of Series E preferred stock have been converted into shares of the Company’s common stock as of September 30, 2004.

The accounting treatment for the Series C, D and E preferred stock (the “Preferred Stock”) involved allocating the value of the principal amount received from the Preferred Stock offerings between the Preferred Stock, the associated warrants and a beneficial conversion feature (“BCF”) associated with the Preferred Stock. A BCF existed because the effective conversion rate of the Preferred Stock was below the traded value of the Company’s common stock on the date the Preferred Stock was issued. The BCF for the Preferred Stock totaling $3,579,695 was recorded as a discount to the Preferred Stock and additional paid-in capital on the date the Preferred Stock was issued. Since the Series C preferred stock became convertible at any time after nine months from its issuance, the value of its BCF totaling $659,010 was amortized to retained deficit over a nine-month period commencing with its issuance through April 2004. Amortization of the Series C preferred stock BCF for the three and nine months ended September 30, 2004 was $0 and $293,444, respectively. Since the Series D and E preferred stock was convertible immediately, the value of its beneficial conversion feature totaling $2,920,685 was fully amortized to retained deficit on the date of issuance during the year ended December 31, 2003.

6. Commitments and Contingencies

Dr. Bjorn Jawerth’s Employment Agreement

The Company entered into a three-year employment agreement with Dr. Bjorn Jawerth, which expired on February 16, 2004, and was not renewed by the Board of Directors. His employment agreement provided for an initial base salary of $350,000, with annual increases of 10%.

The difference between the increased salary amounts of $385,000 and $423,500, respectively, in the second and third years of his employment agreement, and his original base salary of $350,000 was deferred and accrued by the Company, at Dr. Jawerth’s election, until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. Dr. Jawerth’s deferred salary amount of $81,106 is recorded as accrued salaries in the Company’s balance sheet as of September 30, 2004.

6. Commitments and Contingencies (continued)

Under the terms of the recapitalization transaction, Summus agreed to use reasonable commercial efforts to assist Dr. Jawerth in the private sale of up to 1,666,667 shares of Summus common stock held by Dr. Jawerth at a per share price of not less than $1.50 per share (representing $2.5 million in value). Under the terms of Dr. Jawerth's employment agreement, the Company was obligated to issue to Dr. Jawerth options, with an exercise price of $1.50 per share, exercisable for three times the number of shares of common stock sold in the private sale as described above. No shares subject to this agreement have been sold. The Company has no further obligations regarding this sale of shares.

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

Inventions Awards Plan

The Company established its Inventions Awards Plan, effective October 30, 2000, to provide incentives to certain eligible employees by providing them with opportunities to receive additional compensation as a result of their development of enhancements or new methods that generate revenue for the Company.

Under the terms of this plan, the Company was obligated to reserve 5% of the gross revenues derived from the licensing or sale of “New Technology”, as defined in the agreement, for distribution among eligible employees. If the Company sold the rights to New Technology, eligible employees would have been entitled to an award of 10% of the gross proceeds.

In addition, the Company could, at its option, initiate a spin-off company to develop New Technology.  If the eligible employee were to accept a position in the spin-off company, his or her rights to awards under the plan would have been surrendered for 25% of the founders’ equity in the spin-off company.

Dr. Jawerth sent correspondence to the Company on February 17, 2004, seeking payment for certain inventions under this plan. Management and the Board of Directors of the Company have evaluated these assertions and determined that no amounts are due Dr. Jawerth or other employees under the provisions of this plan. In addition, the Board of Directors terminated this plan effective March 10, 2004. If litigation is pursued by Dr. Jawerth for any payments under the Plan and he is successful in such litigation, there may be a material adverse impact to the Company.

Cancellation of warrants

On July 19, 2002, the Company entered into an irrevocable common stock equity line that was intended to provide funding to the Company in amounts up to $10.0 million. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on July 31, 2002, relating to this common stock equity line agreement. Based on comments received from the Securities and Exchange Commission and related communications with the SEC, the Company understood that the terms of the equity line financing arrangement were such that it would not be able to resolve the staff’s comments in a timely manner and seek effectiveness of the registration statement in a timely manner. Due to these developments, the length of time involved in completing the transaction, and other factors, the Company determined that it was in its best interest to withdraw the registration statement and not proceed with the equity line. Accordingly, on September 17, 2002, the Company submitted to the SEC a request to withdraw the registration statement and cancelled all agreements associated with the common stock equity line.

6. Commitments and Contingencies (continued)

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

7. Non-cash Settlements

Bowne Litigation

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it was entitled payment in the amount of $276,373, plus accrued interest, for past services rendered to the Company.

In August 2004, the Company and Bowne settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to Bowne to $150,000.  The parties also agreed that this amount would be paid by (i) an initial payment of $10,000, (ii) monthly installments of $6,000 per month from November 1, 2004 through September 1, 2006 and (iii) a final payment of $2,000 on October 1, 2006 by Summus.  The settlement gain resulting from this transaction was $126,373.  The balance owed as of September 30, 2004, was $140,000, which is included in accounts payable.

8.  Acceleration of Receivables from Qualcomm

On September 23, 2004, Summus entered into an amendment to its BREW developer agreement with QUALCOMM in which it agreed to participate in QUALCOMM’s Quick Pay program, which provides for the acceleration of payments for amounts owed to Summus by QUALCOMM.  Summus entered into this program to reduce its account receivables position with QUALCOMM and convert these receivables into cash.   Summus began receiving payments under this program in October 2004.  Under the terms of the amendment, Summus shall pay QUALCOMM five percent (5%) of the developer application or wholesale price set by Summus for each of its BREW applications for which it is owed payment.  QUALCOMM shall pay amounts owed to Summus within thirty (30) days of the last day of each calendar month regardless of whether QUALCOMM has received payment from the carriers or not.  All amounts received by Summus from QUALCOMM under this program are on a non-recourse basis.  Summus may terminate its participation in the QUALCOMM Quick Pay program upon thirty (30) days written notice to QUALCOMM.

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

Change in Revenue Recognition Policy

After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts during the 4th quarter of 2003.  Prior to the 4th quarter of 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three and nine-month periods ended September 30, 2003 is $149,042 and $363,936, respectively.

Overview

Summus is primarily engaged in the development of applications that optimize the consumer wireless experience.  The core of the Company's business plan is to focus on the emerging wireless and mobile market and partner with leading content brands to bring branded products to mobile phones.  Our major content brands include Sports Illustrated, The Associated Press, Fuji Film and Phil Hellmuth.  Through September 30, 2004, we have executed contracts with a variety of content providers to build applications for  the distribution of their content.

Summus has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks.  We currently offer products in various categories, including games, personalization, photo services, and news/information.  The Company's technology, which provides the foundation for its current products, is designed to address the usability constraints of the existing wireless network infrastructure. This technology will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user.

Summus builds end-user applications for all major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP).  We distribute our applications through major wireless carriers who make our products available to their customers. Summus currently has relationships with carriers that account for 98% of all U.S. wireless subscribers. We also have relationships with international carriers covering Canada, Latin America, Australia, Israel and the U.K.

We have completed development of and launched twenty-eight (28) wireless applications. Twelve (12) wireless carriers in the United States and ten (10) international wireless carriers currently deploy at least one or a combination of the twenty-eight (28) wireless applications that have been completed by the Company.  Summus launched its first wireless application during the second quarter of 2002.  These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

To date, the Company has experienced significant operating losses as we have made investments in research and development of our underlying technology and application development. We expect to continue to make investments in those areas; however, the Company is more focused on the development and delivery of applications and the marketing of those applications to make substantial progress in revenue generation. We plan to expand our market presence by partnering with additional wireless carriers as well as increasing subscriber adoption of our applications. Our ability to generate profits and positive cash flow from operations will depend primarily on increasing revenues as well as continuing  cost reduction measures.

Acceleration of Receivables from Qualcomm

In September 2004, Summus entered into an amendment to its BREW developer agreement with QUALCOMM in which it agreed to participate in QUALCOMM’s Quick Pay program, which provides for the acceleration of payments for amounts owed to Summus by QUALCOMM.  Summus entered into this program to reduce its account receivables position with QUALCOMM and convert these receivables into cash.  Summus began receiving payments under this program in October 2004.  Under the terms of the amendment, Summus shall pay QUALCOMM five percent (5%) of the developer application or wholesale price set by Summus for each of its BREW applications for which it is owed payment.  QUALCOMM shall pay amounts owed to Summus within thirty (30) days of the last day of each calendar month regardless of whether QUALCOMM has received payment from the carriers or not.  All amounts received by Summus from QUALCOMM under this program are on a non-recourse basis.  Summus may terminate its participation in the QUALCOMM Quick Pay program upon thirty days written notice to QUALCOMM

Results of Operations

Three-Month Period Ended September 30, 2004 Compared to Three-Month Period Ended September 30, 2003

Revenues

	Three Months Ended September 30
		% of Total		% of Total
	2004	Revenues	2003	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$ 1,466,448	97.7%	$ 331,433	99.7%	$ 1,135,015	342.5%
Contracts and license fees	30,000	2.0	-	-	30,000	-
Wireless license fees	4,250	0.3	1,000	0.3	3,250	325.0%
Total revenues	$ 1,500,698	100.0%	$ 332,433	100.0%	$ 1,168,265	351.4%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $1,135,015 to $1,466,448 in the three-month period ended September 30, 2004, up 342.5% from $331,433 in the three-month period ended September 30, 2003. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. The Company launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver application in March 2004 and launched its multi-player Texas Hold’em poker game application in May 2004.  The Company has continued to increase its subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Contracts and License Fees. Revenue from contracts and license fees was $30,000 in the three-month period ended September 30, 2004 and was generated from providing governmental contract services.  There was no revenue earned from contracts and license fees during the three-month period ended September 30, 2003.

Wireless License Fees. Revenue from wireless license fees increased $3,250 to $4,250 in the three-month period ended September 30, 2004, up 325.0% from $1,000 in the three-month period ended September 30, 2003.  During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications.

Costs of Revenues

	Three Months Ended September 30
	2004	2003	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$723,988	$258,675	$465,313	179.9%
Contracts and license fees	4,038	-	4,038	-
Wireless license fees	-	-	-	-
Total cost of revenues	$728,026	$258,675	$469,351	181.4%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $465,313 to $723,988 in the three-month period ended September 30, 2004, up 179.9% from $258,675 in the three-month period ended September 30, 2003. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended September 30, 2004. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Contracts and License Fees. Costs of contracts and license fees were $4,038 in the three-month period ended September 30, 2004.  Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services.  There was no revenue earned from contracts and license fees during the three-month period ended September 30, 2003.

Wireless License Fees. There were no costs of revenues regarding wireless license fees during the three-month periods ended September 30, 2004 and 2003, since the license fee agreements consummated during this period related to technology that had been previously developed by the Company.

Gross Profit

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$742,460	$72,758	$669,702	920.5%
Contracts and license fees	25,962	-	25,962	-
Wireless license fees	4,250	1,000	3,250	325.0%
Total gross profit	$772,672	$73,758	$698,914	947.6%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $669,702 to $742,460 for the three-month period ended September 30, 2004, an increase of 920.5% over the gross profit for the three-month period ended September 30, 2003 of $72,758.  The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts.  The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Contracts and License Fees. Gross profit resulting from government contract services during the three-month period ended September 30, 2004 totaled $25,962.  The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue.  During the three-month period ended September 30, 2003, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees.

Wireless License Fees. Gross profit from wireless license fees increased $3,250 to $4,250 in the three-month period ended September 30, 2004, up 325.0% from $1,000 in the three-month period ended September 30, 2003.   During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications.  The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period.  Additionally, the Company does not expect to incur any future obligations relating to these license fees.

Selling, General and Administrative Expenses

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Selling, general and administrative	$ 749,930	$1,232,317	$ (482,387)	(39.1%)

Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the three-month period ended September 30, 2004 were $749,930, compared to $1,232,317 for three-month period ended September 30, 2003. The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflects a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs. The reductions in these categories reflect continued cost reduction efforts implemented by management.

Non-Cash Compensation Expenses

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Non-cash compensation	$2,475	$44,148	$(41,673)	(94.4%)

Non-cash compensation for the three-month period ended September 30, 2004 was $2,475 compared to $44,148 for the three-month period ended September 30, 2003. Non-cash compensation for the three-month period ended September 30, 2003 resulted from the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The decrease in the amount recorded in the current period as compared to the prior period reflects that prior years’ deferred compensation was fully amortized in 2004.

Research and Development Expenses

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Research and development	$436,830	$280,236	$156,594	55.9%

Research and development expenses for the three-month period ended September 30, 2004, were $436,830 compared to $280,236 for the three-month period ended September 30, 2003. The increase in research and development expenses is a result of the increased number of wireless applications the Company has in development.  The Company is focusing its resources on the development of new products for rapid deployment.

Non-Cash Consulting Expenses

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Non-cash consulting expense	$41,415	$5,454	$35,961	659.4%

Non-cash consulting expense for the three-month period ended September 30, 2004, in the amount of $41,415 is attributable to 180,842 stock options and 40,899 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the three-month period ended September 30, 2003 in the amount of $5,454 is attributable to: (1) 15,100 stock options granted to consultants for services valued at $2,896, such value was determined by using the Black-Scholes option-pricing model; and (2) $2,558, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

Non-cash Settlements

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Non-cash settlements	$(126,373)	$(69,741)	$(56,632)	(81.2%)

On August 31, 2004, the Company signed and executed an agreement pertaining to payment for prior printing services provided to the Company valued at $276,373 with Bowne of New York City, LLC.  The aggregate settlement gain resulting from this transaction totaled $126,373.

Non-cash settlements totaling $69,741, resulted from the settlement of unpaid amounts from two of the Company’s creditors during the three-month period ended September 30, 2003.  On August 29, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  The aggregate settlement gain resulting from this transaction totaled $14,500.  On September 30, 2003, the Company signed and executed an agreement pertaining to a promissory note with Raytheon Company.  The aggregate settlement gain resulting from this transaction totaled $55,241.

These non-cash settlements have been recorded as a reduction to the Company’s accounts payable and a credit in the statement of operations.

Interest Expense

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Interest	$13,830	$27,334	$(13,504)	(49.4) %

Interest expense for the three-month period ended September 30, 2004, was $13,830, compared to interest expense of $27,334 for the three-month period ended September 30, 2003.  Interest expense for each of the three-month periods includes interest expense related to interest costs associated with capital lease obligations and note payable agreements.  The decrease in interest expense is due primarily to the decrease in principal on capital lease obligations and notes payable.

Amortization of discount on debt and beneficial conversion feature

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$611,653	$ -	$611,653	- %

Amortization of discount on debt and beneficial conversion feature for the three-month period ended September 30, 2004 was $611,653.  This related to amortization of the discounts on the convertible notes payable entered into in May 2004.  In September 2004, investors converted $600,000 of convertible notes payable.  The remaining discount on these notes was fully amortized as interest expense in the three-month period ended September 30, 2004.  There was no amortization of discount on debt and beneficial conversion feature for the three-month period ended September 30, 2003.

Net Loss

	Three Months Ended September 30
	2004	2003	$ Change	% Change

Net loss	$957,088	$1,445,990	$(488,902)	(33.8%)

As a result of the factors discussed above, the net losses for the three-month period ended September 30, 2004 and 2003, were $957,088 and $1,445,990, respectively.

Nine-Month Period Ended September 30, 2004 Compared to Nine-Month Period Ended September 30, 2003

Revenues

	Nine Months Ended September 30
		% of Total		% of Total
	2004	Revenues	2003	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$ 3,448,658	98.6%	$ 893,857	78.3%	$ 2,554,801	285.8%
Contracts and license fees	43,889	1.3	-	-	43,889	-
Wireless license fees	5,000	0.1	248,201	21.7	(243,201)	(98.0%)
Total revenues	$ 3,497,547	100.0%	$ 1,142,058	100.0%	2,355,489	206.2%

Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $2,554,801 to $3,448,658 in the nine-month period ended September 30, 2004, up 285.8% from $893,857 in the nine-month period ended September 30, 2003. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. The Company launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver application in March 2004 and launched its multi-player Texas Hold’em game application in May 2004.  The Company has continued to increase its subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Contracts and License Fees. Revenue from contracts and license fees was $43,889 in the nine-month period ended September 30, 2004 and was generated from providing governmental contract services.  There was no revenue earned from contracts and license fees during the nine-month period ended September 30, 2003.

Wireless License Fees. Revenue earned from wireless license fees totaled $5,000 in the nine-month period ended September 30, 2004.  Revenue earned from wireless license fees totaled $248,201 in the nine-month period ended September 30, 2003.  During this period, the Company had sold and delivered existing image software for use in wireless transmission applications.  During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications.

Costs of Revenues

	Nine Months Ended September 30
	2004	2003	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$1,747,756	$701,688	$1,046,068	149.1%
Contracts and license fees	7,237	-	7,237	-
Wireless license fees	-	-	-	-
Total cost of revenues	$1,754,993	$701,688	$1,053,305	150.1%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $1,046,068 to $1,747,756 in the nine -month period ended September 30, 2004, up 149.1% from $701,688 in the nine-month period ended September 30, 2003. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the nine-month period ended September 30, 2004. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Contracts and License Fees .Costs of contracts and license fees were $7,237 in the nine-month period ended September 30, 2004.  Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services.  There was no revenue earned from contracts and license fees during the nine-month period ended September 30, 2003.

Wireless License Fees.  There were no costs of revenues regarding wireless license fees during the nine-month periods ended September 30, 2004 and 2003, since the license fee agreements consummated during this period related to technology that had been previously developed by the Company.

Gross Profit

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$1,700,902	$192,169	$1,508,733	785.1%
Contracts and license fees	36,652	-	36,652	-
Wireless license fees	5,000	248,201	(243,201)	(98.0)
Total gross profit	$1,742,554	$440,370	$1,302,184	295.7%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $1,508,733 to $1,700,902 for the nine-month period ended September 30, 2004, an increase of 785.1% over the gross profit for the nine-month period ended September 30, 2003 of $192,169.  The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Contracts and License Fees. Gross profit resulting from government contract services during the nine-month period ended September 30, 2004 totaled $36,652.  The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue.  During the nine-month period ended September 30, 2003, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $5,000 and $248,201 for the nine-month periods ended September 30, 2004 and 2003, respectively.  The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period.  During the second half of 2003, the Company changed its focus from the commercial licensing of its technology to developing wireless applications.  Additionally, the Company does not expect to incur any future obligations relating to these license fees.

Selling, General and Administrative Expenses

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Selling, general and administrative	$2,536,462	$3,712,981	$(1,176,519)	(31.7%)

Selling, general and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses for the nine-month period ended September 30, 2004 were $2,536,462, compared to $3,712,981 for nine-month period ended September 30, 2003.  The decrease in selling, general and administrative expenses during the current period as compared to the prior period reflects a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs. The reductions in these categories reflect continued cost reduction efforts implemented by management.

Non-Cash Compensation Expenses

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Non-cash compensation	$56,177	$132,442	$(76,265)	(57.6%)

                Non-cash compensation for the nine-month period ended September 30, 2004 was $56,177 compared to $132,442 for the nine-month period ended September 30, 2003. Non-cash compensation for the nine-month period ended September 30, 2003 resulted from the amortization for nine months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The decrease in the amount recorded in the current period as compared to the prior period reflects that prior years’ deferred compensation was fully amortized in the nine-month period ended September 30, 2004.

Research and Development Expenses

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Research and development	$1,410,149	$809,207	$600,942	74.3%

Research and development expenses for the nine-month period ended September 30, 2004, were $1,410,149 compared to $809,207 for the nine-month period ended September 30, 2003. The increase in research and development expenses is a result of the increased number of wireless applications the Company has in development.  The Company is focusing its resources on the development of new products for rapid deployment.

Non-Cash Consulting Expenses

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Non-cash consulting expense	$70,432	$110,192	$(39,760)	(36.1%)

Non-cash consulting expense for the nine-month period ended September 30, 2004, in the amount of $70,432 is attributable to 365,342 stock options and 138,947 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the nine-month period ended September 30, 2003 in the amount of $110,192 is attributable to: (1) the issuance of 219,266 shares of restricted common stock issued to consultants for services valued at $78,595; (2) 56,800 stock options granted to consultants for services valued at $11,976, such value was determined by using the Black-Scholes option-pricing model; (3) $15,000 of amortization of a deferred expense recorded in 2002 relating to the issuance of 55,555 shares of restricted common stock valued at $22,500, for consulting services to be rendered over a 4.5 month period;  and (4) $4,621, representing the fair value, as determined using the Black-Scholes option-pricing model, of the vested portion of 33,333 options granted to a member on the Company’s advisory board.

Non-cash Settlements

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Non-cash settlements	$(126,373)	$(1,409,031)	$1,282,658	(91.0%)

On August 31, 2004, the Company signed and executed an agreement pertaining to payment for prior printing services provided to the Company valued at $276,373 with Bowne of New York City, LLC.  The aggregate settlement gain resulting from this transaction totaled $126,373.

Non-cash settlements totaling $1,409,031, resulted from the settlement of unpaid amounts from six of the Company’s creditors during the nine-month period ended September 30, 2003, as listed below:

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
  On August 29, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  The aggregate settlement gain resulting from this transaction totaled $14,500.
  On September 30, 2003, the Company signed and executed an agreement pertaining to a promissory note with Raytheon Company.  The aggregate settlement gain resulting from this transaction totaled $55,241.

These non-cash settlements have been recorded as a reduction to the Company’s accounts payable and a credit in the statement of operations.

Interest Expense

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Interest	$48,019	$51,775	$(3,756)	(7.3) %

Interest expense for the nine-month period ended September 30, 2004, was $48,019, compared to interest expense of $51,775 for the nine-month period ended September 30, 2003.  Interest expense for each of the nine-month periods includes interest expense related to interest costs associated with capital lease obligations and note payable agreements.  The decrease in interest expense is due primarily to the decrease in principal on capital lease obligations and notes payable.

Amortization of discount on debt and beneficial conversion feature

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$654,210	$ -	$654,210	- %

Amortization of discount on debt and beneficial conversion feature for the nine-month period ended September 30, 2004 was $654,210.  This related to amortization of the discounts on the convertible notes payable entered into in May 2004.  In September 2004, investors converted $600,000 of convertible notes payable.  The remaining discount on these notes was fully amortized as interest expense in the nine-month period ended September 30, 2004.  There was no amortization of discount on debt and beneficial conversion feature for the nine-month period ended September 30, 2003.

 Net Loss

	Nine Months Ended September 30
	2004	2003	$ Change	% Change

Net loss	$2,906,522	$2,967,196	$(60,674)	(2.0%)

As a result of the factors discussed above, the net losses for the nine-month period ended September 30, 2004 and 2003 were $2,906,522 and $2,967,196, respectively.

Liquidity and Capital Resources

As of September 30, 2004 we had $191,553 of cash on hand, negative working capital of $500,130, and approximately $2.1 million in current liabilities.

In May 2004, the Company entered into senior convertible debt agreements with certain investors that provide up to $2,000,000 in financing through the issuance of convertible notes payable (the "Notes"). These Notes do not bear interest and are convertible into shares of the Company’s common stock at the option of the holder.  These Notes mature three years from the date of issuance.   Upon closing of the Notes, the Company received $1,000,000 in cash and $1,000,000 of the proceeds received in this financing were placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). The Company was not to have access to this escrowed $1,000,000 until it achieved positive EBITDA, as defined in the senior convertible debt agreements, for a one-month period.  Summus achieved positive EBITDA for the month of August 2004 and sent the Escrow Agent a certificate of its Chief Financial Officer notifying it of such, which gives the Company access to the escrowed funds.  There can be no assurances that the Company will achieve positive EBITDA in succeeding months.  The Company is not required to access these escrowed funds, and as of the date of this quarterly report, Summus has not drawn down any of these funds.  Any of the escrowed funds not drawn down by Summus by  March 31, 2005, shall be released by the Escrow Agent to the holders of the Notes on a pro rata basis. Any of the escrowed funds not released by the Escrow Agent to the Company shall have no conversion rights into the Company’s common stock.

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

We have entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.  As of the date of this filing, we have been able to make all of the required payments established under settlement agreements previously arranged with certain vendors. We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances.  Additionally, as of September 30, 2004, we had approximately $1.5 million in accounts payable, of which approximately $0.4 million were greater than 90 days old.

The Company is actively promoting and expanding its product line and pursuing additional financing for capital to expand its operations.

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
	Nine Months Ended September 30
	2004	2003
Cash used in operating activities	$(2,873,333)	$(3,511,722)
Cash used in investing activities	$(38,369)	$(11,721)
Cash provided by financing activities	$914,610	$3,884,565

Cash Flow used in Operating Activities. Net cash used in operating activities was $2,873,333 in the nine-month period ended September 30, 2004, compared to $3,511,722 in the corresponding period of the prior year.  The decrease in net cash used in operating activities was primarily due to increases in cash collections from customers consistent with the increase in wireless application revenues, and to cost reductions in several expense categories, primarily salaries, third-party consulting fees, travel, and general office administration costs during the nine-month period ended September 30, 2004.  The Company restructured its organization in February 2004 as part of its focus to reduce future operating expenses and focus on revenue generation.

Cash Flow used in Investing Activities. Net cash used in investing activities was $38,369 in the nine-month period ended September 30, 2004, representing computer equipment purchases.  Net cash used in investing activities in the nine-month period ended September 30, 2003 totaled $11,721.

Cash Flow provided by Financing Activities. Net cash provided by financing activities of $914,610 in the nine-month period ended September 30, 2004 related to:

  proceeds from issuance of convertible notes payable and common stock of $1,000,000.
  the sale of  431,034 shares of the Company's common stock for cash proceeds of $20,086.
  principal payments on capital lease obligations of ($17,296).
  principal payments on note payable obligations of ($88,180).

Net cash provided by financing activities of $3,884,565 in the nine-month period ended September 30, 2003 related to:

  the sale of  2,703,903 shares of the Company's common stock, along with warrants to purchase an additional 316,000 shares of common stock, at exercises prices ranging from $1.50 to $1.60 per share and the repricing of 4,242,261 of previously issued warrants. Total cash proceeds from the sale of the shares and issuance of the new warrants were $1,326,607.
  the sale of 1,250 shares of Series C convertible preferred stock along with warrants to purchase an additional 5.0 million shares of common stock for net proceeds of $1,214,737.
  the sale of 650 shares of Series D convertible preferred stock along with warrants to purchase an additional 1,625,000 shares of common stock for net proceeds of $650,000.
  the issuance of 2,776,975 shares of common stock upon the exercise of warrants with exercise prices ranging from $0.25 to $0.47 per share. Of the 2,776,975 warrants exercised, 2,767,075 were exercised in connection with the repricing of the exercise price of the warrants as described above. The exercise of these warrants generated gross proceeds of $779,355.
  principal payments on capital lease obligations of ($86,134).

Contractual Obligations

At September 30, 2004, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating leases and notes payable.

The following table summarizes our contractual obligations at September 30, 2004, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Operating	Convertible	Notes	Purchase
	Total	Leases	Notes Payable	Payable	Obligations
Three months ended December 31, 2004	$244,539	$63,455	$-	$139,084	$42,000
Year ending December 31, 2005	502,703	252,851	-	221,852	28,000
Year ending December 31, 2006	305,226	200,682	-	104,544	-
Year ending December 31, 2007	400,000	-	400,000	-	-
Total contractual obligations	$1,452,468	$516,988	$400,000	$465,480	$70,000

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

Description of Critical Accounting Policies

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We have identified the following critical accounting policies that affect the more significant estimates and judgments used in the preparation of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

After a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts during the 4th quarter of 2003.  Prior to the 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts net of certain third-party costs in the statement of operations. These transactions have been reclassified to reflect a gross revenue presentation with no effect on gross profit or net loss. The amount by which revenues and costs of revenues have been reclassified for the three and nine-month periods ended September 30, 2003 is $149,042 and $363,936, respectively.

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

There were no costs related to the wireless license fee revenue generated during the nine months ended September 30, 2004 and 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings

On February 25, 2003, Bowne of New York City, LLC filed a civil lawsuit in the Supreme Court of the State of New York in the County of New York against Summus.  In this suit, Bowne claimed that it was entitled to $276,374, plus interest, for services rendered to Summus.  Summus disputed this amount.  In August 2004, the Summus and Bowne settled the claim between them, whereby both parties agreed to reduce the total amount owed by Summus to Bowne to $150,000.  The parties also agreed that this amount would be paid by (i) an initial payment of $10,000, (ii) monthly installments of $6,000 per month from November 1, 2004 through September 1, 2006 and (iii) a final payment of $2,000 on October 1, 2006.

Item 2.  Changes in Securities and Use of Proceeds

During the three-month period ended September 30, 2004, the Company issued an aggregate of 10,061,600 shares of its common stock to 6 persons and entities.  These securities were not registered under the Securities Act of 1933.  Except as noted below, the securities described below were issued in transactions deemed to be exempt from registration under Section 4(2) of the Securities Act and Rule 506, as promulgated pursuant to the Securities Act of 1933 as transactions by an issuer not involving any public offering.  All of such securities are deemed to be "restricted securities" as defined in Rule 144(a)(3) under the Securities Act.  No commissions were paid in connection with any of the issuances.

Stock Issuances Underlying Convertible Securities

In July 2004, a holder of Series C preferred stock converted 60 shares of Series C preferred stock into 240,000 shares of Summus’ common stock.

In September 2004, a holder of Series D preferred stock converted 250 shares of Series D preferred stock into 1,250,000 shares of Summus’ common stock.

In September 2004, holders of convertible notes payable converted $600,000 of convertible notes payable into 8,571,600 shares of Summus’ common stock.

Preferred Stock Issuance for Preferred Stock Dividends

In August 2004, the Company issued 329 shares of Series A preferred stock in payment of $328,983 of accrued dividends for Series A preferred stock holders.

Item 5. Other Information

Acceleration of Receivables from Qualcomm

In September 2004, Summus entered into an amendment to its BREW developer agreement with QUALCOMM in which it agreed to participate in QUALCOMM’s Quick Pay program, which provides for the acceleration of payments for amounts owed to Summus by QUALCOMM.  Summus entered into this program to reduce its account receivables position with QUALCOMM and convert these receivables into cash.  Summus began receiving payments under this program in October 2004.  Under the terms of the amendment, Summus shall pay QUALCOMM five percent (5%) of the developer application or wholesale price set by Summus for each of its BREW applications for which it is owed payment.  QUALCOMM shall pay amounts owed to Summus within thirty (30) days of the last day of each calendar month regardless of whether QUALCOMM has received payment from the carriers or not.  All amounts received by Summus from QUALCOMM under this program are on a non-recourse basis.  Summus may terminate its participation in the QUALCOMM Quick Pay program upon thirty days written notice to QUALCOMM.

  Item 6. Exhibits

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

Date: November 12, 2004	By: /s/ GARY E. BAN Gary E. Ban Chief Executive Officer
Date: November 12, 2004	By: /s/ DONALD T. LOCKE Donald T. Locke Chief Financial Officer