Form 10-K
period 2004-12-30
SUMMUS INC
filed 2005-03-31
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 0-29625

SUMMUS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	65-0185306
(State of incorporation)	(I.R.S. Employer Identification No.)

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

                The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2004, was approximately $16,078,506 based on the average of the bid and asked price of the stock reported for such date.  For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

                The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of March 28, 2005 was 13,436,524.

SUMMUS, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

EXPLANATORY NOTE

Reverse Stock Split

               On March 11, 2005, Summus, Inc. (USA) amended its Amended and Restated Articles of Incorporation as a Florida corporation to effect a reverse split of its common stock in which every ten (10) shares of such common stock, par value $.001 per share, issued and outstanding as of such date was automatically reclassified and converted into one (1) share of common stock, par value $.001 per share. Accordingly, all share and per share amounts in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, have been retroactively adjusted to give effect to this event. Also, on March 11, 2005, Summus, Inc. (USA) was reincorporated into the State of Delaware under the name Summus, Inc.

FORWARD-LOOKING STATEMENTS

               This annual report on Form 10-K contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements made in the section of this annual report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this annual report containing the words “believes,” “anticipates,” “plans,” “should,” “expects”, “intends” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties, and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. Some of the most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	our ability to generate sufficient working capital to meet our operating requirements;

•	our future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);

•	our future revenue opportunities;

•	our ability to develop and enter into strategic relationships with wireless service providers, semiconductor and device designers, mobile and wireless device manufacturers and content providers;

•	timely deployment by wireless service providers, semiconductor and device designers, and wireless device manufacturers of our wireless applications in their networks and mobile information devices;

•	the continued growth in demand for wireless and mobile usage;

•	our new product development and acceleration of commercial deployment of such products;

•	the future adoption of our current and future products, services, and technologies;

•	the future growth of our customer base;

•	technological competition, which creates the risk of our technology being rendered obsolete or noncompetitive;

•	the lack of patent protection with respect to our technology;

•	potential infringement of the patent rights of third parties; and

•	evolving technology trends.

              Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this annual report.  In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make in our subsequent quarterly reports on Form 10-Q, current reports on Form 8-K, annual reports on Form 10-K, and other reports filed with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and assumptions relevant to our business in the “Factors That May Affect Our Business, Future Operating Results and Financial Condition” section of  this annual report at the end of “Item 7 - Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect us.

 ITEM 1.                BUSINESS

               Summus’ predecessor company, High Speed Net Solutions, Inc., a Florida corporation, was founded in 1984.  Summus, Ltd. was merged into High Speed in February 2001.  High Speed changed its name in February 2002 to Summus, Inc. (USA).  Summus was reincorporated under the name Summus, Inc. as a Delaware corporation on March 11, 2005. Except where otherwise indicated, the terms “Summus” , “we,” “us” and “our” refer to Summus, Inc. Our executive offices are located at 434 Fayetteville Street, Suite 600, Raleigh, NC 27601 and our telephone number is (919) 807-5600.  Our Internet website address is www.summus.com.

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

Corporate Overview

Summus is primarily engaged in the development of mobile media applications that optimize the consumer wireless experience.  The core of our business is to focus on the emerging wireless market and partner with leading content brands to bring branded products to mobile phones. Our major content brands include Sports Illustrated, America Online, Fujifilm, Mattel, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, The Grateful Dead and others.

Summus has developed wireless applications and tools for the creation, transmission, playing and management of content by consumers over wireless networks.  We currently offer applications in four major business areas:

•	Personalization;

•	Gaming;

•	Photo messaging; and

•	News/Information.

Summus builds consumer applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP).  We distribute our applications through major wireless carriers who make our products available to their customers. Summus currently has relationships with carriers that account for 98% of all U.S. wireless subscribers. We also have relationships with international carriers covering Canada, Latin America, Australia, Israel, the U.K., and China.

We have completed the development and deployment of at least one or a combination of twenty-eight (28) wireless applications on a total of forty-one (41) wireless carriers, sixteen (16) of which are United States carriers and twenty-five (25) of which are international carriers. Some of our U.S. based wireless carriers include, Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless.

The majority of our revenue currently comes from the distribution of our wireless applications in the United States and Canada, but we do expect more revenue from the distribution of our applications in other parts of the world. Verizon Wireless, our largest carrier relationship by revenue, accounted for approximately 52% of our revenues during the year ended December 31, 2004. Currently, only a limited number of wireless subscribers have the capability to download wireless applications.

The majority of the applications developed and deployed by Summus, as well as future applications, have been developed by us through a process that involves securing agreements with content providers and carriers, and developing and launching the applications. We outsource the infrastructure needed to host and deliver the transactions for our applications.

Our goal is to be the leading developer of wireless applications and mobile media content in the four areas listed above for mobile phones, smart phones, personal digital assistants (PDA’s) and other handheld wireless devices.  Our technology works over existing second generation (2G) wireless networks, as well as 2.5G and 3G networks, and is not generally limited by the wireless network. Our wireless applications are designed to take advantage of multimedia enhancements in the latest generation of mobile phones, including high-resolution color display camera capabilities, increased processing power and improved audio capabilities.

Our customers typically purchase and download our applications through a wireless carrier's branded e-commerce service accessed directly from their mobile phones, which must be enabled by technologies such as BREW, J2ME, Symbian and WAP. These wireless carrier services include, among others, Verizon Wireless' Get It Now, Sprint’s PCS Vision, Alltel’s Axcess and US Cellular’s Easy Edge. Our customers are charged a one-time or monthly subscription fee for the application which appears on their mobile phone bills. The wireless carriers retain a percentage of the fee and remit the balance to us. We then pay the entities from which we license content a part of this amount. The wireless distribution of our applications eliminates traditional publishing complexities, including physical production, packaging, shipping, inventory management and return processing.

The Wireless Application Market

         The wireless application market has emerged as a result of the rapid growth and significant technological advancement in the wireless communications industry. Wireless carriers are launching new data services, including downloadable games, applications, wall paper, screensavers, ring tones and images, to drive revenues and take advantage of advanced wireless networks and next-generation mobile phones.

We believe that growth in the wireless applications market has been positively influenced by a number of key factors and trends that we expect to continue in the near future, including:

Growth in Wireless Subscribers.    According to IDC, the number of global wireless subscribers grew from approximately 749 million in 2000 to 1.3 billion in 2003, and is predicted to grow to 2.0 billion by 2008, with most of this growth occurring in markets outside the United States, Western Europe and Japan.

Deployment of Advanced Wireless Networks.    Wireless carriers are deploying high-speed, next-generation digital networks to enhance wireless voice and data transmission. These advanced networks have enabled the provisioning and billing of data applications and have increased the ability of wireless subscribers to quickly download large amounts of data, including games and other applications, to their mobile phones.

Availability of Mobile Phones with Multimedia Capabilities.    Annual mobile phone sales grew from 385.2 million units in 2001 to 465.0 million units in 2003 and are expected to grow to 689.1 million units in 2008, according to ARC. In recent years, the mobile phone has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile phone manufacturers are competing for consumers by designing next-generation mobile phones with enhanced features, including built-in digital cameras, color screens, music, data connectivity and video. Manufacturers are also embedding application environments such as BREW and Java into mobile phones to enable multimedia applications. ARC estimates that global sales of BREW-enabled mobile phones are expected to grow from 11.6 million units in 2003 to 75.6 million units in 2008, and global sales of Java-enabled mobile phones are expected to grow from 95.5 million units in 2003 to 594.9 million units in 2008, collectively representing approximately 97% of all mobile phones to be sold globally in 2008. We believe that the availability of these next-generation mobile phones is driving demand for wireless applications that take advantage of these advanced multimedia capabilities.

Demand for Wireless Applications.    Wireless carriers are increasingly launching and promoting wireless applications to differentiate their services and drive revenues. The delivery of games, ring tones, images, applications and other content to subscribers enables wireless carriers to leverage both the increasing installed base of next-generation mobile phones and their investment in high-bandwidth wireless networks. Consumers are downloading and paying for wireless content offered by the carriers. ARC predicts that revenue from wireless applications will be $189 billion globally by 2009.

Challenges for Wireless Applications Developers

         We believe the major challenges faced by wireless application developers, like us, include:

         Dependence on Wireless Carriers.    Currently, wireless application developers are highly reliant on wireless carriers for the successful delivery of their applications and for billing and collecting the fees for such applications. Many factors outside our control could impair our ability to deliver our applications through wireless carriers, including the carriers' preference for our competitors' applications or the carriers' decision to discontinue altogether the sale of applications such as ours. Cultivating strong relationships with wireless carriers is critical to the success of our business.

         Need to Create Compelling Content.    Customers are demanding increasingly sophisticated and compelling applications. Developers must be able to develop or license content that can satisfy ever-changing customer needs. To meet these demands for new and compelling content, developers must license or acquire externally developed applications, including brand names, or if they have the necessary resources, invest in research and development in order to enhance their current offerings and internally develop new applications internally.

         Rapidly Evolving Market.    The wireless applications market is evolving rapidly and developers must have the management and technical expertise to respond adequately to the increasing technological sophistication and complexity of mobile phones and wireless networks. To succeed, developers must possess not only technological skills but also the ability to manage large, technically complex application development, testing, deployment and distribution efforts.

         Intense Competition.    It is critical to a developer's ability to effectively compete in the wireless market that it establish recognition for its products and develop differentiated applications through research and development, marketing and knowledge of customer and wireless carrier preferences.

         Sales, Marketing and Support Requirements.    The size and complexity of the global wireless applications market requires developers to have sophisticated sales, marketing and support organizations. To succeed in this market, developers must develop and maintain strong relationships with wireless carriers. The developer's sales and marketing forces must have the resources to track and understand customers and competitors, and successfully reach a large customer base. Developers must also have effective quality assurance capabilities to deliver high quality products and ensure customer satisfaction, and the resources and skilled personnel necessary to efficiently deploy their applications across numerous mobile phone models and carrier networks. In addition, developers will have to assume an increasing share of the costs of marketing wireless applications to consumers rather than relying on wireless carrier co-marketing programs in the future.

Our Competitive Strengths

         We believe that our competitive strengths include:

        Applications Development Expertise.    We develop our applications with an emphasis on innovation and quality. Our applications have consistently received high rankings from industry critics. We believe our high-quality, innovative applications build brand loyalty among our customers.

         Diverse Portfolio of Properties.    We develop and distribute a diverse portfolio of wireless applications. Our applications span multiple categories and are based on intellectual properties that we create and own, and well-established consumer brands that we license from third parties. Our licensors include Sports Illustrated, America Online, Fujifilm, Mattel, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, The Grateful Dead and others.

         Proven Revenue-Generating Catalog.    Many of our applications have lasting appeal and continue to generate revenue long after their initial release due to their high quality and broad availability. In addition to introducing new applications, we continuously update our existing applications to take advantage of enhanced functionality of new mobile phone models which extends the shelf life of our applications. The market data we collect from sales and usage of our applications has provided us with valuable insight into carrier and customer preferences which we apply to our future application development.

         Multiple Carrier Relationships.    Wireless carriers are the primary distributors of our applications. We have established agreements to distribute our applications through 41 wireless carriers. We believe we have been able to build our carrier distribution channels as a result of our early commitment to the market, our focus on service to the carrier, the consistent high quality of our applications and our ability to deploy those applications on a broad range of mobile phones. We believe that the time and difficulty involved in building a global wireless distribution channel represents a significant barrier to entry for our potential competitors.

         Proprietary Technology and Commitment to Research and Development.    We invest aggressively in research and development to create applications that leverage the advanced capabilities of next-generation mobile phones and wireless networks. We have created proprietary technologies that enable us to develop and deploy innovative applications to more than 153 mobile phone models. Unlike platform providers, we do not sell or license our proprietary technologies to wireless carriers, publishers or developers. Instead, we use these technologies to strengthen our competitive position as a developer. Our proprietary technologies reduce our reliance on third-party technology platforms and enable us to adapt quickly to rapid advances in wireless network and mobile phone technologies. In addition, these technologies allow us to remain neutral to the technology choices made by wireless carriers and mobile phone manufacturers, and enable us to reach the broadest number of wireless subscribers possible.

        Experienced Management Team.    Our executive team and key employees have significant experience in the wireless applications and wireless communications industries. This broad expertise allows us to design, develop and deliver increasingly advanced applications that satisfy the demands of all the key constituents in our market, including wireless carriers, mobile phone manufacturers, brand licensors and our customers. In addition, our chief executive officer, executive vice-president of business development, chief financial officer and general counsel and most of our key employees have all been with us since 2001 or earlier. We believe our management team's expertise and continuity is a significant competitive advantage in the increasingly complex wireless applications market.

Our Strategy

  Our goal is to be the leading developer of mobile media applications that optimize the consumer wireless multimedia experience in our four primary areas for mobile phones, smart phones, personal digital assistants (PDA’s) and other handheld wireless devices.  To achieve this goal, we plan to:

         Develop High-Quality Branded Wireless Applications.    We believe that developing a diversified portfolio of the highest quality, most innovative wireless applications is critical to our business. We intend to:

•
Develop Innovative Applications.    We will continue to devote significant resources to the development of high-quality, innovative applications to establish Summus as a leading developer of wireless applications in the wireless market. As the wireless landscape has rapidly and continuously evolved, we have designed wireless applications that have leveraged advancements in wireless network and mobile phone technology.

•
License World-Class Brands.    We will continue to license well-known, third-party brands and collaborate with brand holders to introduce third-party branded applications. We believe that familiar titles facilitate the adoption of our applications by wireless subscribers and wireless carriers, and create strong marketing opportunities.

         Enhance Our Distribution Channels.    Strengthening and expanding our distribution channels is critical to our business. We will continue to:

•
Increase Our Deployment Capability.    We customize our applications for use on numerous mobile phone models and carrier networks. Deploying wireless applications is a complex process that is resource intensive, requires skilled personnel and uses advanced technologies. We believe that the time and difficulty involved in building and organizing our deployment capabilities represents a significant barrier to entry to our potential competitors. To strengthen our competitive advantages in deployment, we intend to increase the number of managerial and technical employees working in deployment and make further investments to increase the scope and efficiency of our deployment capability.

•
Strengthen Our Wireless Carrier Relationships.    We plan to strengthen our existing relationships with wireless carriers by continuing to support their strategic needs and by launching new, high-quality, branded, and innovative applications. We also intend to build relationships with additional wireless carriers to reach a larger subscriber base. We will continue to build our presence in international markets where we are already beginning to generate revenue. We plan to establish carrier relationships in certain emerging markets as wireless infrastructure improves and the availability of next-generation mobile phones increases. Where appropriate, we intend to enter new markets to leverage and distribute our branded application portfolio.

•
Expand Use of Alternative Sales and Marketing Channels.    We intend to expand our use of alternative channels to market and sell our applications. For example, we have partnered with a third party provider to develop internet based store fronts for the distribution of our wireless applications. Our own Internet site also enables us to market and sell our applications directly to wireless subscribers. We are also working with mobile phone manufacturers to embed our applications directly into mobile phones prior to sale. When using these alternative channels for our wireless applications, the wireless carrier provides the billing and collection service and continues to retain a percentage of the purchase price.

Expand Our Presence.    We will continue to expand organically as well as pursue attractive acquisition candidates, including other wireless application providers or related companies, both in the United States and abroad, to access compelling applications, brands, technology and talent. Although we have no current agreements to acquire any companies, we believe that attractive acquisition opportunities exist.

Our Applications

         We design our applications to be innovative. We believe application quality and diversity, customer and carrier support, and brand recognition are the key components of a developer’s success and not the number of applications offered. We focus on selectively increasing our application portfolio with high-quality, innovative applications.

         We currently offer 28 wireless applications deployed through 41 wireless carriers. Retail fees for our wireless applications generally range from $1.99 to $6.49 for a one time purchase and from $1.99 to $3.99 for a monthly subscription. Summus’ gross margin for its wireless applications, which is revenue earned less the costs of such revenue, for the year ended December 31, 2004, is 50%.

Primary Business Areas. Summus focuses on developing wireless applications in four primary areas. These areas and some of our wireless applications in each are:

—
Personalization. In today’s wireless world, each user has a strong desire to make their mobile phone their own. We enable this personalization through wallpaper, screensavers, ringtones, photos and other personalized tools to customize a mobile phone. Summus offers wallpaper and ringtone applications based on content that is popular and relevant today. We launched our first personalization product in March 2004 with Sports Illustrated® Swimsuit wallpaper, and have built the distribution of this application to over 20 carrier partners supporting over 100 handsets worldwide. Sports Illustrated Swimsuit has generated over 2 million downloads since inception and continues to grow in worldwide distribution. Since the launch of Sports Illustrated Swimsuit, Summus has been able to leverage this success by launching four additional personalization products, including College & Greek Logos, Hooters Calendar, Grateful Dead Wallpaper and Video Screensavers, and Golf Digest. Summus continues to expand its portfolio of marquee personalization content to include wallpaper, video screensavers and ringtones. Given the success of this business area, along with the expanding carrier distribution and exclusive promotion of the content, Summus is looking forward to even greater revenue contributions from its current premium personalization products and a host of additional personalization products in 2005.

—
Gaming. In May 2004, Summus launched the industry’s first true multiplayer mobile phone game, Texas Hold’Em by Phil Hellmuth. Today, this game is currently available on over 19 carriers supporting over 45 handsets across multiple operating environments. The game not only continues to see more carrier distribution, but its user community is expected to surpass the 100,000 user mark by early Q2-2005, and if current user and carrier adoption trends continue, Summus expects to have well over 200,000 users by year-end. In order to further grow the game’s popularity, Summus will be releasing a “tournament-style” version which will match the user experience of widely popular online poker sites.

In an effort to expand its casino game category, Summus recently announced a partnership with poker legend, Howard Lederer, also known as “The Professor of Poker”. This tournament-style Texas Hold’em game for the mobile phone will have a unique tutorial component to educate the player and improve his or her poker skills, along with visually compelling graphics for a realistic poker experience.

We also continue to expand our game portfolio. In March 2005, we entered into an agreement with Mattel for the development of multiple games. We expect the Mattel portfolio of games will launch in the latter half of 2005.

•
Photo messaging. Over the last year, Summus has worked with imaging expert Fuji Photo Film U.S.A., Inc. to develop and launch several applications for a suite of products that enables consumers to more easily work with the images they are taking with the increasingly popular camera phones. Our first commercial product of the suite, Fujifilm Mobile Postcard, was launched with Cingular Wireless in November 2004. The Mobile Postcard application is now being made available to additional carriers and platforms. In addition, other photo applications developed in conjunction with Fujifilm are in testing queues for launch by several other carriers.

With the development of the photo applications business, and the ever-improving quality of camera-phone picture-taking capabilities, Summus sees 2005 as a foundation year in this space and 2006 as a major breakout year for mass consumer adoption of photo-related applications. Summus recently announced a significant new relationship with AOL® to develop photo related products slated for carrier release in the first half of 2005.

•
News/Information. Summus has recently launched a comprehensive news and financial mobile application with The Wall Street Journal. The Wall Street Journal Mobile is currently available on an expanding list of carriers for a monthly subscription. The application continues to grow in subscribers and popularity as well as distribution. In addition, Summus has already executed on plans to expand its presence in this business segment by leveraging its relationship with The Associated Press and other prominent branded partners, to provide subscription-based multimedia messaging services or MMS to carriers and capitalize on the growth of MMS-enabled handsets. MMS enabled handsets are the next evolutionary step in the expanding messaging marketplace. MMS functionality is available in every camera phone sold today and since photo messaging is an evolving market, carriers are looking for additional services to take advantage of the rich capabilities enabled via MMS.

A complete list of all our commercial wireless applications can be found on our website at www.summus.com.

 Distribution Channels

         We currently distribute our wireless applications primarily through wireless carriers to their subscribers. In addition to our carrier distribution channels, we also distribute our applications through Internet portals. We are also exploring the possibility of having our wireless applications embedded directly into mobile phones.

         Wireless Carrier Channel.    We have agreements to distribute our applications through 41 carriers in at least 18 countries. Our customers download our applications to their mobile phones, and their wireless carrier bills them a one-time fee or monthly subscription fee. Our carrier distribution agreements establish the fees to be retained by the carrier for distributing our applications. Our carrier agreements are not exclusive and generally have a limited term of one or two years, with evergreen, or automatic renewal, provisions upon expiration of the initial term. The agreements generally do not obligate the carriers to market or distribute any of our applications. In addition, the carriers can terminate these agreements early and, in some instances, without cause.

        For the year ended December 31, 2004, we received approximately 52% of our revenues from subscribers of Verizon Wireless, but we do expect this percentage to decrease over time as more of our wireless applications are launched on other wireless carriers. No other wireless carrier accounted for over 10% of our total revenues in 2004.

Other Sales and Marketing Channels.    Although we intend to continue distributing our applications primarily through wireless carriers, we are also developing alternative means of marketing and selling our applications directly to wireless subscribers, including marketing our applications through Internet portal sites, our own Internet site, through mobile phone manufacturers and wireless retail stores. When using these alternative channels for our wireless applications, the wireless carrier provides the billing and collection service and continues to retain a percentage of the purchase price.

Development of Applications

         Development.    We believe that developing high-quality, innovative and marketable applications is critical to our success. We primarily use internal resources and personnel to develop our applications. In addition, we contract with third-party developers to create some of our applications, and we assign personnel from Summus to coordinate production based on specifications we provide. We believe that we can control costs, diversify risk and maintain access to talent by using both internal and third-party development resources.

         Our applications undergo a complete development process. Executives and personnel from our sales, marketing, development and deployment areas all participate in this process. As part of this process, we evaluate every application in development at major milestones from concept to application release. We believe that this process contributes to the quality of our applications by allowing us to address consumer, carrier and other market needs during product development.

         Deployment.    Once an application is completed, it is deployed as broadly as we determine is commercially viable based on our internal analysis of an application's marketability and technical feasibility. Specifically, we customize and localize the application for each mobile phone model on which a particular carrier intends to distribute the application to its subscribers. In this process, we seek to customize the application for the screen size, sound capabilities, memory footprint, local execution environment, operating system and other characteristics of a particular mobile phone model. As a result of the diverse markets served by our carriers, we have developed a decentralized deployment capability that can customize applications based on local languages, wireless and mobile phone technologies, application platforms, including BREW, J2ME, Symbian or WAP, and customer preferences. As part of the deployment process, we also subject our applications to a formal quality assurance process to ensure that the application meets our quality standards for each mobile phone model for each carrier on which we distribute, as well as meeting the certification requirements of the respective carrier.

Sales and Marketing

         Our sales and marketing organization works closely with wireless carriers to create merchandising and marketing opportunities for our applications. Through ongoing communications with carrier sales and marketing organizations, we match our application portfolio with the strategic needs of the carrier and the preferences of their subscribers.

         Our sales and marketing organization is also responsible for managing our own marketing efforts. We market our applications through:

•	TV, radio and print advertising;
•	direct marketing;
•	industry trade shows and other events;
•	sponsorships;
•	public relations;
•	wireless carriers’ advertising and promotions;
•	carrier’s websites;
•	content partner’s websites;
•	our website; and
•	carrier sales training.

As we build closer relationships with wireless carriers, we can gain more access to their retail sales and end-user customers. We have participated in carrier trainings where we go on location to train and educate sales associates about our products. If the sales associates are familiar with our applications, we believe they will be more inclined to promote our products to their customers. We are also getting involved with carriers by sending promotional materials to retail stores, developing contests for sales associates and customers, doing giveaways and creating flash demonstrations of our products. We intend to continue to build our direct marketing capabilities and further develop our sales and marketing organization by hiring additional sales and marketing personnel and increasing our marketing expenditures.

Competition

The wireless applications market is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the wireless entertainment market to intensify.

Our primary competition with respect to our four primary areas of business are as follows:

•	Personalization - Airborne Entertainment, Verisign, Mforma, Dwango, and InfoSpace

•	Gaming - Jamdat, Sorrent, THQ, Gameloft, Infusio, Mobliss, Digital Bridges, Mforma and Verisign

•	Photo Messaging - Verisign, Kodak

•	News/Information - Airborne Entertainment, Verisign, Infospace.

         The current and potential competition in the wireless applications market includes major media companies, traditional video game publishing companies, wireless carriers, and wireless software providers. Larger, more established companies are increasingly focused on developing and distributing wireless applications that directly compete with us. Many of these companies have partnered with large, well-known brands that have strong distributor outlets and are well funded.

         We also compete with wireless content aggregators, who pool applications from multiple developers and offer them to carriers or through other sales channels. We generally differentiate ourselves from aggregators in several key respects. Unlike us, aggregators do not typically fund development, provide design input or provide quality assurance for their applications.

         We believe we compete favorably in the principal competitive factors in our market, which consist of the following:

•	a broad and deep distribution channel with strong carrier relationships;

•	a diverse portfolio of high-quality, branded applications; and

•	technical capability and management experience.

Intellectual Property

         Our intellectual property is an essential element of our business. We use a combination of trademark, patent, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works.

Currently, we have not been awarded any patents. We have filed for four (4) patents. We cannot be sure that the continued prosecution of these patents will lead to the issuance of U. S. patents. In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property. Infringement is difficult to detect and costly to prevent. With respect to the protection of our proprietary rights internationally, the laws of some foreign countries may not protect our proprietary rights adequately. In addition, we will not have patent protection in countries where we do not file patent applications. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate and our business may be harmed as a result.

Effective trademark, service mark, copyright, trade secret and patent protection may not be available in every country in which our products may be distributed and policing unauthorized use of our proprietary information will be difficult, if not impossible.

               From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute. If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party. As of the date of annual report, we do not have any intellectual property infringement claims or suits against us of any kind. However, we may be party to additional litigation in the future. Any third-party claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us could harm our future competitiveness and profitability.

Government Regulation

                We are not currently subject to direct federal, state, or local government regulation, other than regulations that apply to businesses generally. The telecommunications industry is subject to regulation by federal and state agencies, including the Federal Communications Commission (FCC), and various state public utility and service commissions. While such regulation does not necessarily affect us directly, the effects of these regulations on the wireless network operators with whom we are seeking to develop relationships may, in turn, negatively affect our business. FCC regulatory policies affecting the availability and licensing of bandwidth and other terms on which service providers conduct their business may impede our plans for the deployment of our technology.

Employees

                As of March 28, 2004, we had 35 full-time employees, including 6 in marketing and sales, 24 in product development, 2 in project management and 3 in corporate operations and administration. We also have engaged 3 consultants,  2 of which are in product development and 1 in sales and marketing. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

ITEM 2.    PROPERTIES.

                Our principal executive offices are located at Two Hannover Square, 434 Fayetteville Street, Suite 600, Raleigh, North Carolina 27601. We occupy 11,984 square feet of leased space at such location. Our lease for this space, representing our principal executive offices, expires October 31, 2006.  The current annual base rent for such space is approximately $255,258 and will decrease to approximately $200,682 by the last year of the term.

ITEM 3.    LEGAL PROCEEDINGS.

There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

                Our common stock, par value $.001 per share, currently trades on the Over-the-Counter Bulletin Board®.  The following table provides information about the high and low bid per share quotations of our common stock for each full quarterly period during the two years ended December 31, 2003 and 2004, and for the first quarter of 2005 through March 28, 2005, on the OTC Bulletin Board®, as provided by the National Quotation Bureau, Inc.  These quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions. On March 11, 2005, Summus effected a reverse split of its common stock in which every ten (10) shares of such common stock was automatically reclassified and converted into one (1) share of common stock. Accordingly, all share prices in the following table have been retroactively adjusted to give effect to this event.

2003	Low	High
First Quarter	$3.50	$5.20
Second Quarter	$2.70	$4.50
Third Quarter	$2.65	$4.00
Fourth Quarter	$1.80	$4.70

2004	Low	High
First Quarter	$1.05	$1.95
Second Quarter	$0.85	$2.00
Third Quarter	$1.55	$3.30
Fourth Quarter	$3.10	$6.95

2005	Low	High
First Quarter (through March 28, 2005)	$4.85	$6.90

                On March 28, 2005, the closing sale price for our common stock as reported on the OTC Bulletin Board® was $5.05 per share. As of March 28, 2005, we had approximately 13,436,524 shares of common stock outstanding and approximately 569 stockholders of record. We also have approximately 6,000 beneficial stockholders who hold shares in brokerage accounts or “street name”.

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

                The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with his or her spouse).  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  The rule also requires the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commissions payable for the transaction, current quotations for the stock, and, if applicable, the fact that it is the sole market maker in the stock.  Consequently, the rule may adversely affect the ability of broker-dealers to sell our securities and may adversely affect the ability of stockholders to sell their shares in the secondary market.

Recent Sales of Unregistered Securities

Stock Issuances Upon Exercise of Warrants for Cash

In October and November 2004, Summus issued an aggregate of 86,207 shares of unregistered common stock to 1 accredited investor, who is unaffiliated with us, for aggregate proceeds of $40,517.

Name of Purchaser	Number of Shares
Alpha Capital AG	86,207

Stock Issuances Upon Exercise of Options for Cash

In October 2004, Summus issued an aggregate of 24,128 shares of unregistered common stock to 2 accredited investors, who are unaffiliated with us, for aggregate proceeds of $64,375.

Name of Purchaser	Number of Shares

Andy Brown	11,628
Jerome Bailey	12,500

Stock Issuances Underlying Convertible Securities

In December 2004, holders of Series D preferred stock converted 2,275 shares of Series D preferred stock into 1,137,500 shares of Summus, Inc. common stock.

From October to December 2004, holders of convertible debt converted $600,000 of convertible debt into 571,440 shares of Summus, Inc. common stock.

ITEM 6.          SELECTED FINANCIAL DATA.

On February 16, 2001, Summus (formerly High Speed Net Solutions, Inc.) acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as subsequently amended.  In legal form, the transaction was effected by Summus issuing shares of its common and Series B convertible preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd.  This transaction was accounted for as a capital transaction of Summus, Ltd., accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd. are, for accounting purposes, deemed to be those of Summus.

The following selected historical annual financial data has been derived from the financial statements of Summus (notwithstanding that such selected historical annual financial data has been labeled as that of Summus, Ltd.). The financial statements for each of the three years ended December 31, 2004, 2003 and 2002, have been audited by Ernst & Young LLP, independent registered public accountants, as indicated in their report included elsewhere in this annual report on Form 10-K.

The financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes, which are contained elsewhere in this annual report.

On March 11, 2005, Summus effected a one-for-ten reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

SUMMUS, INC.

SELECTED FINANCIAL DATA

	2000	2001	2002	2003	2004
Statement of Operations Data:
Revenues	$1,068,658	$749,758	$406,952	$1,699,274	$5,171,440
Costs of revenues	398,326	299,554	182,109	1,074,239	2,604,060
Selling, general and administrative expenses	6,180,862	7,740,867	6,155,416	4,597,036	3,407,440
Non-cash compensation and consulting	2,127,962	956,321	1,251,992	304,885	221,229
Research and development	1,159,833	952,605	918,948	1,056,770	1,822,023
Non-cash settlements	—	1,132,352	—	(1,525,698)	(126,373)
Loss from operations	(8,798,325)	(10,331,941)	(8,101,513)	(3,807,958)	(2,756,939)
Other income (expense):
Gain on sale of stock of equity investee(1)	3,680,065		—	—	—
Participation in loss of equity investee(2)	(6,356,932)	—	—	—	—
Interest income (expense), net	23,911	(56,570)	(469,571)	(69,343)	(62,519)
Amortization of discount on debt and beneficial conversion feature	—	—	—	—	(1,053,349)
Total other income (expense)	(2,652,956)	(56,570)	(469,571)	(69,343)	(1,115,868)
Loss from continuing operations	(11,451,281)	(10,388,511)	(8,571,084)	(3,877,301)	(3,872,807)
Loss from operations of discontinued Rich Media Direct business(3)	—	(135,798)	—	—	—
Loss on disposal of Rich Media Direct business(3)	—	(215,500)	—	—	—
Net loss	$(11,451,281)	$(10,739,809)	$(8,571,084)	$(3,877,301)	$(3,872,807)
Net loss applicable to common stockholders:
Net loss	$(11,451,281)	$(10,739,809)	$(8,571,084)	$(3,877,301)	$(3,872,807)
Accretion of beneficial conversion feature of preferred stock	—	—	—	(3,286,251)	(293,444)
Preferred stock dividends	—	(153,700)	(183,039)	(171,265)	(175,035)
Net loss applicable to common stockholders	$(11,451,281)	$(10,893,509)	$(8,754,123)	$(7,334,817)	$(4,341,286)
Per share amounts (basic and diluted):
Loss applicable to common stockholders from continuing operations	$(3.48)	$(3.04)	$(1.86)	$(1.19)	$(0.49)
Loss applicable to common stockholders from discontinued operations	—	(0.10)	—	—	—
Net loss applicable to common stockholders	$(3.48)	$(3.14)	$(1.86)	$(1.19)	$(0.49)

Weighted average shares of common stock outstanding giving effect to the recapitalization	3,293,881	3,473,034	4,714,930	6,149,125	8,865,807

	December 31
	2000	2001	2002	2003	2004
Balance Sheet Data:
Cash	$208,495	$115,992	$25,990	$2,188,645	$1,405,788
Total assets	1,406,271	1,003,524	701,174	2,880,938	2,405,806
Total stockholders' equity (deficit)	$(4,653,812)	$(5,708,495)	$(4,464,054)	$286,025	$(87,196)
________________________
(1)
Gain on sale of stock of investee during 2000 reflects the gain Summus, Ltd. realized upon the sale of common shares of Summus  (whose legal name was then High Speed Net Solutions, Inc.) it acquired in 1999.

(2)
Participation in loss of equity investee during 2000 reflects Summus, Ltd.’s share of Summus’ losses for  2000.  During 2000, Summus, Ltd. accounted for its investment in Summus using the equity method of accounting.

(3)	During 2001, Summus disposed of its Rich Media Direct business and accordingly reported the operating activity as discontinued operations in 2001.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risk factors included in this report in the section entitled “Factors That May Affect Our Business, Future Operating Results and Financial Condition.” The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information in our financial statements and the notes thereto appearing elsewhere in this annual report on Form 10-K.

Change in Revenue Recognition Policy

In 2003, after a careful review of Summus’ revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), we changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to the 4th quarter of 2003, we reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts  net of certain third-party costs in the statement of operations.  These transactions were reclassified in 2003 to reflect a gross revenue presentation with no effect on gross profit or net loss.  Revenues and costs of revenues for 2002 and prior periods were not reclassified due to immateriality.

Key Developments in 2004

Collaboration Agreement with Fujifilm USA

In early 2004, Summus and Fujifilm expanded their relationship to develop a broad range of mobile imaging solutions that enables consumers to capture, store, share and print all of their digital images in a suite of easy-to-use mobile applications. Summus has integrated Fujifilm's Get the Picture Online service, an extensive print network that connects picture-takers to retail photofinishers, with mobile data services.  This solution gives consumers the option to choose a local retail location via their mobile devices and send their digital images to the selected retailer for printing.  The application was launched on BREW™, J2ME™ and WAP.

Content Distribution Agreement with Sports Illustrated

In early 2004, Summus announced an exclusive agreement with Sports Illustrated, in which Summus is the provider of mobile wallpaper and screen savers in the United States and Canada featuring content from the Sports Illustrated Swimsuit Collection. Summus also has a non-exclusive right to provide this mobile wallpaper and screen savers outside of the United States and Canada.  The application, Sports Illustrated Swimsuit 2004, debuted in March 2004 on several carriers and further carrier deployment is continuing.

Sponsorship Relationship with Phil Hellmuth for Texas Hold’em

In the second quarter of 2004, Summus signed an exclusive agreement with professional poker player Phil Hellmuth to brand Summus’ Texas Hold'em mobile game. Phil Hellmuth is a World Poker Champion with nine World Series of Poker (“WSOP”) wins and is the leader on the WSOP money list with over $3.5 million in earnings.

May 2004 Convertible Notes Payable

In May 2004, Summus entered into senior convertible debt agreements with certain investors to provide up to $2,000,000 of financing in the form of convertible notes payable (the "Notes"). The Notes did not bear interest and were convertible into shares of Summus’ common stock at the option of the holder. At the closing of the senior convertible debt agreements, each investor received 715 shares of Summus’s common stock for each $1,000 invested, for a total of 1,428,600 shares of Summus’s common stock. Each $1,000 of senior convertible debt issued and outstanding was convertible into an additional 1,429 shares of Summus’s common stock. These Notes were converted into 1,428,600 shares of Summus’ common stock during 2004.

Upon closing, Summus received $1,000,000 in cash and the remaining $1,000,000 of proceeds received were placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). Summus was not to have access to this escrowed $1,000,000 until it achieved positive EBITDA, as defined in the senior convertible debt agreements, for a one-month period. Summus achieved positive EBITDA for the month of August 2004 and sent the Escrow Agent a certificate of its Chief Financial Officer notifying it of such, which gave Summus access to the escrowed funds. Summus was not required to and did not draw down any of these funds. Any of the escrowed funds not drawn down by Summus by March 31, 2005, were to be released by the Escrow Agent to the holders of the Notes on a pro rata basis. Any of the escrowed funds not released by the Escrow Agent to Summus were to have no conversion rights into the Summus’s common stock as set forth above. On December 16, 2004, Summus released all of the escrowed funds, plus accrued interest, to the respective investors on a pro rata basis.

December 2004 Convertible Notes Payable

In December 2004, Summus entered into senior debt agreements with certain investors for $1,425,000 of financing in the form of notes payable (the "Senior Notes"). The Senior Notes bore interest at 12% and were to mature on the earlier of when Summus closed on at least $3,000,000 in financing or May 15, 2005 (“Maturity Date”). The Senior Notes had an optional conversion feature in that the Senior Notes were convertible into shares of Summus’s common stock at the option of the holder, in the event the Senior Notes were not repaid prior to or on the Maturity Date. The conversion price was to be the lower of 90% of the closing price of Summus’s common stock on the Maturity Date and 90% of the average closing prices of Summus’s common stock for the five days prior to optional conversion.

At the closing of the Senior Notes, the investors received warrants to purchase 279,413 shares of Summus’ common stock. The warrants were exercisable upon issuance, have a term of five years and have an exercise price of $5.60 per share.

QUALCOMM’s Quick Pay Program

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

Bowne Settlement

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it was entitled payment in the amount of $276,373, plus accrued interest, for past services rendered to Summus.

In August 2004, Summus and Bowne settled the claim between them, whereby both parties agreed to reduce the total amount owed by Summus to Bowne to $150,000. The parties also agreed that this amount would be paid by (i) an initial payment of $10,000, (ii) monthly installments of $6,000 per month from November 1, 2004 through September 1, 2006 and (iii) a final payment of $2,000 on October 1, 2006 by Summus.

Subsequent Events

Development Agreement with America Online, Inc.

In March 2005, Summus and America Online announced their relationship to develop an application to bring America Online’s You’ve Got Pictures service to America Online members on their mobile handheld device. America Online members will be able to manage online photo albums, save photos as wallpaper, and send pictures to friends and family members using a mobile email service. The application will be developed for BREW™, J2ME™ and WAP.

Collaborative Agreement with Mattel, Inc.

In March 2005, Summus announced a partnering agreement with Mattel, Inc. to develop and distribute the card game UNO and other classic games including Ker Plunk!®, Rock' Em Sock 'Em RobotsTM and Toss AcrossTM for the mobile phone. The applications will launch on BREW™ and J2ME™.

Additional Senior Notes Financing

In January 2005, Summus received an additional investment of $215,000 of 12% Senior Notes, on the same terms as the December 2004 Senior Notes Financing. Summus originally received $1,425,000 in the initial closing of the Senior Notes in late December 2004. The holder was also granted warrants to purchase a total of 42,157 shares of Summus’s common stock. The warrants are exercisable upon issuance, have a term of five years and have an exercise price of $5.60 per share.

Exercise of Warrants

During February and March 2005, Summus received approximately $4,110,000 from the exercise of approximately 1,260,000 warrants to purchase shares of Summus’s common stock. These warrants were originally issued in connection with private placements of Summus’s preferred stock and common stock. Summus agreed to reprice most of these warrants, which originally had exercise prices ranging from $3.50 to $7.50 per share, to exercise prices ranging from $2.50 to $3.50 per share in consideration for their immediate exercise.

Exercise of Stock Options

In January and February 2005, Summus issued approximately 58,600 shares in connection with the exercise of stock options at their original exercise prices ranging from $1.60 to $5.10 per share. The total received by Summus from these exercises was approximately $218,000.

Payment of Senior Notes

Due to the additional financing received by Summus in February and March 2005 from the exercise of warrants, the maturity of the 12% Senior Notes were accelerated from the original maturity date of May 15, 2005. Summus repaid the principal balance of $1,640,000 of the Senior Notes, plus interest at the rate of 12% per annum. Since the Senior Notes were paid off in accordance with their terms, they will have no rights of conversion into Summus’ common stock.

Payment of H&K Note Payable with stock

On January 31, 2005, Summus entered into a modified settlement agreement with Holland & Knight LLP (“H&K”). The remaining amount of the recorded liability due to H&K of $209,761 was satisfied through the issuance to H&K of 47,673 shares of Summus’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of Summus’s common stock on the date of the settlement agreement.  The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $209,761, totaling $33,371, was recorded as settlement loss.

Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes included in this report.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

	Year Ended December 31
		% of Total		% of Total
	2004	Revenues	2003	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and contracts	$5,118,551	99.0%	$1,395,296	82.1%	$3,723,255	266.8%
Wireless license fees	9,000	0.2	249,951	14.7	(240,951)	(96.4%)
Contracts and license fees	43,889	0.8	54,027	3.2	(10,138)	(18.8%)
Total revenues	$5,171,440	100.0%	$1,699,274	100.0%	$3,472,166	204.3%

Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $3,723,255 to $5,118,551 in the year ended December 31, 2004, up 266.8% from $1,395,296 in the year ended December 31, 2003. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Summus, launched by several wireless carriers and purchased by end-users. Summus launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver application in March 2004 and launched its multi-player Texas Hold’em game application in May 2004. We continue to increase our subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $9,000 in the year ended December 31, 2004.  Revenue earned from wireless license fees totaled $249,951 in the year ended December 31, 2003.  During this period, Summus had sold and delivered existing image software for use in wireless transmission applications.  During the second half of 2003, Summus changed its focus from the commercial licensing of its technology to developing wireless applications.

Contracts and License Fees. Revenue from contracts and license fees decreased $10,138 to $43,889 in the year ended December 31, 2004, down 18.8% from $54,027 in the year ended December 31, 2003. These revenues were generated from providing governmental contract services.

Costs of Revenues

	Year Ended December 31
	2004	2003	$ Change	% Change
Cost of revenues by category
Wireless applications and contracts	$2,596,823	$1,064,643	$1,532,180	143.9%
Wireless license fees	-	-	-	-
Contracts and license fees	7,237	9,596	(2,359)	(24.6)
Total cost of revenues	$2,604,060	$1,074,239	$1,529,821	142.4%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $1,532,180 to $2,596,823 in the year ended December 31, 2004, up 143.9% from $1,064,643 in the year ended December 31, 2003. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Summus, launched by several wireless carriers and purchased by end-users.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the year ended December 31, 2004. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Wireless License Fees.  There were no costs of revenues regarding wireless license fees during the years ended December 31, 2004 and 2003, since the license fee agreements consummated during this period related to technology that had been previously developed by us.

Contracts and License Fees. Costs of contracts and license fees decreased $2,359 to $7,237 in the year ended December 31, 2004, down 24.6% from $9,596 in the year ended December 31, 2003. Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services.

Gross Profit

	Year Ended December 31
	2004	2003	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$2,521,728	$330,653	$2,191,075	662.7%
Wireless license fees	9,000	249,951	(240,951)	(96.4)
Contracts and license fees	36,652	44,431	(7,779)	(17.5)
Total gross profit	$2,567,380	$625,035	$1,942,345	310.8%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $2,191,075 to $2,521,728 for the year ended December 31, 2004, an increase of 662.7% over the gross profit for the year ended December 31, 2003 of $330,653.  The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $9,000 and $249,951 for the years ended December 31, 2004 and 2003, respectively.  Summus did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period.  During the second half of 2003, we changed our focus from the commercial licensing of its technology to developing wireless applications.  Additionally, we do not expect to incur any future obligations relating to these license fees.

Contracts and License Fees. Gross profit resulting from government contract services decreased $7,779 to $36,652 in the year ended December 31, 2004, down 17.5% from $44,431 in the year ended December 31, 2003.  The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue.

General and Administrative Expenses

	Year Ended December 31
	2004	2003	$ Change	% Change

General and administrative	$2,694,571	$4,204,029	$(1,509,458)	(35.9%)

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the year ended December 31, 2004 were $2,694,571, compared to $4,204,029 for year ended December 31, 2003.  The decrease in general and administrative expenses during the current period as compared to the prior period reflects a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs. The reductions in these categories reflect continued cost reduction efforts implemented by management.

Research and Development Expenses

	Year Ended December 31
	2004	2003	$ Change	% Change

Research and development	$1,822,023	$1,056,770	$765,253	72.4%

Research and development expenses consist primarily of salaries and consulting fees. Research and development expenses for the year ended December 31, 2004, were $1,822,023 compared to $1,056,770 for the year ended December 31, 2003. The increase in research and development expenses is a result of the increased number of wireless applications Summus has in development.  We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Year Ended December 31
	2004	2003	$ Change	% Change

Sales and marketing	$712,869	$393,007	$319,862	81.4%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising fees and other professional fees. Sales and marketing expenses for the year ended December 31, 2004 were $712,869, compared to $393,007 for year ended December 31, 2003.  The increase in sales and marketing expenses during the current period as compared to the prior period reflects a focus to deploy and market new products in order to continue increasing revenues. In addition, we executed a strategically focused marketing campaign in late 2004 for Texas Hold’em.

Non-Cash Compensation Expenses

	Year Ended December 31
	2004	2003	$ Change	% Change

Non-cash compensation	$79,521	$185,255	$(105,734)	(57.1%)

Non-cash compensation for the year ended December 31, 2004 was $79,521 compared to $185,255 for the year ended December 31, 2003. Non-cash compensation for the year ended December 31, 2003 resulted from the amortization of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock. The decrease in the amount recorded in the current period as compared to the prior period reflects that prior years’ deferred compensation was fully amortized in the year ended December 31, 2004.

Non-Cash Consulting Expenses

	Year Ended December 31
	2004	2003	$ Change	% Change

Non-cash consulting	$141,708	$119,630	$22,078	18.4%

Non-cash consulting expense for the year ended December 31, 2004, in the amount of $141,708 is attributable to 44,536 stock options and 16,230 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the year ended December 31, 2003, in the amount of $119,630 is attributable to: (1) the issuance of 17,926 shares of restricted common stock issued to consultants for services valued at $65,803; (2) 10,340 stock options granted to consultants for services valued at $29,888, such value was determined by using the Black-Scholes option-pricing model; (3) the $20,000 of amortization of a deferred expense recorded in 2002 relating to the issuance of 5,556 shares of restricted common stock, valued at $22,500, for consulting services to be rendered over a 4.5 month period; and (4) $3,939, representing the fair value, as determined using the Black-Scholes option-pricing model, of stock warrants granted to a consultant of Summus.

Non-cash Settlements

	Year Ended December 31
	2004	2003	$ Change	% Change

Non-cash settlements	$(126,373)	$(1,525,698)	$(1,399,325)	(91.7%)

On August 31, 2004, Summus signed and executed an agreement pertaining to payment for prior printing services provided to us valued at $276,373 with Bowne of New York City, LLC. The aggregate settlement gain resulting from this transaction totaled $126,373.

Non-cash settlements totaling $1,525,698 resulted from the settlement of unpaid amounts from seven of Summus’ creditors during the year ended December 31, 2003, as listed below:

•
The first non-cash settlement was in connection with a settlement of a civil law suit by Holland & Knight LLP (“H&K”), a creditor of Summus, seeking payment for prior legal services provided to us valued at $867,268.  The aggregate settlement gain resulting from this transaction totaled $351,047.

•
On June 5, 2003, Summus signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  The aggregate settlement loss resulting from this transaction totaled $17,097.

•
In February 2003, Summus signed and executed a mutual release of all claims with a former law firm that had provided legal services to us. Under the terms of the mutual release, all fees owed to the former law firm, totaling $886,557 were cancelled in full, resulting in a settlement gain of $886,557.

•	In March 2003, Summus settled a claim filed against it by AT&T CORP. for payment of past services rendered to us.

•	Under the terms of the settlement, all amounts owed by Summus to AT&T CORP. were reduced by $118,783 to $120,000.

•
On August 29, 2003, Summus signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  The aggregate settlement gain resulting from this transaction totaled $14,500.

•	On September 30, 2003, Summus signed and executed an agreement pertaining to a promissory note with Raytheon Company. The aggregate settlement gain resulting from this transaction totaled $55,241.

•
In 2003, Summus issued warrants to purchase 33,334 shares of common stock to a consultant as payment of $200,000 of outstanding fees. The settlement gain resulting from this transaction totaled $116,667.

These non-cash settlements have been recorded as a reduction to our accounts payable and a credit in the statement of operations.

Interest Expense

	Year Ended December 31
	2004	2003	$ Change	% Change

Interest	$62,519	$69,343	$(6,824)	(9.8) %

Interest expense for the year ended December 31, 2004, was $62,519, compared to interest expense of $69,343 for the year ended December 31, 2003. Interest expense for each of the years relates to interest costs associated with capital lease obligations and note payable agreements. The decrease in interest expense is due primarily to the decrease in principal on capital lease obligations and notes payable.

Amortization of discount on debt and beneficial conversion feature

	Year Ended December 31
	2004	2003	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$1,053,349	$ -	$1,053,349	100.0%

Amortization of discount on debt and beneficial conversion feature for the year ended December 31, 2004 was $1,053,349. This related to amortization of the discounts on the convertible notes payable entered into in May 2004 and December 2004. From September to December 2004, investors converted $1,000,000 of convertible notes payable entered into in May 2004. The discount on these notes of $1,000,000 was fully amortized as interest expense in the year ended December 31, 2004. The amortization of the discount related to the convertible notes payable entered into in December 2004 was $53,349 in the year ended December 31, 2004. There was no amortization of discount on debt and beneficial conversion feature for the year ended December 31, 2003.

Net Loss

	Year Ended December 31
	2004	2003	$ Change	% Change

Net loss	$3,872,807	$3,877,301	$(4,494)	(0.1%)

As a result of the factors discussed above, the net losses for the year ended December 31, 2004 and 2003 were $3,872,807 and $3,877,301, respectively.

Year ended December 31, 2003 compared to Year ended December 31, 2002

Revenues

	Year Ended December 3
		% of Total		% of Total
	2003	Revenues	2002	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$1,395,296	82.1%	$204,133	50.2%	$1,191,163	583.5%
Wireless license fees	249,951	14.7	-	-	249,951	100.0%
Contracts and license fees	54,027	3.2	202,819	49.8	(148,792)	(73.4%)
Total revenues	$1,699,274	100.0%	$406,952	100.0%	$1,292,322	317.6%

Wireless Applications and Contracts.  Revenue from wireless applications and contracts increased $1,191,163 to $1,395,296 during the year ended December 31, 2003, up 583.5% from $204,133 in the year ended December 31, 2002.  The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Summus, launched by several wireless carriers and purchased by end-users.  During the year ended December 31, 2003, up to eleven (11) wireless carriers in the United States and eight (8) international carriers currently deployed at least one or a combination of the twenty-five (25) wireless applications that have been developed by us. Each of the applications deployed were developed following agreements with a content partner to provide access to their content, except the Picture This!™ (formerly exego™) application, which was internally developed by Summus.

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

Wireless License Fees. Revenue earned from wireless license fees totaled $249,951 in the year ended December 31, 2003.  During this period, Summus had sold and delivered existing image software for use in wireless transmission applications.  During the year ended December 31, 2002, we did not generate any revenue or costs of revenue related to wireless license fees.

Contracts and License Fees.  Revenue from contracts and license fees decreased $148,792 to $54,027 in year ended December 31, 2003, down 73.4% from $202,819 in the year ended December 31, 2002.  The decrease in contract and license fees resulted from the Summus shifting its primary focus during the second quarter of 2002 from providing governmental contract services and the commercial licensing of its established technology in non-wireless environments to the development of solutions for the mobile and wireless markets.  Revenues earned during the years ended December 31, 2003 and 2002 were generated from providing governmental contract services and the commercial licensing of technology.

Costs of Revenues

	Year Ended December 31
	2003	2002	$ Change	% Change
Cost of revenues by category
Wireless applications and contracts	$1,064,643	$118,263	$946,380	800.2%
Wireless license fees	-	-	-	-
Contracts and license fee	9,596	63,846	(54,250)	(85.0)
Total cost of revenues	$1,074,239	$182,109	$892,130	489.9%

Wireless Applications and Contracts.  Costs of wireless applications and contracts increased $946,380 to $1,064,643 during the year ended December 31, 2003, up 800.2% from $118,263 for the year ended December 31, 2002.  These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the year ended December 31, 2003.  The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.  During the year ended December 31, 2002, there were no direct costs associated with $100,000 of wireless applications and contracts revenue earned from a strategic partnership agreement because there were no specific, direct costs associated with the agreement related to the mobile and wireless markets.

Wireless License Fees.  There were no costs of revenues regarding wireless license fees during the year ended December 31, 2003 since the license fee agreements consummated during this period related to technology that had been previously developed by us. During the year ended December 31, 2002, Summus did not generate any revenue or costs of revenue related to wireless license fees.

Contracts and License Fees.  Costs of contracts and license fees decreased $54,250 to $9,596 during the year ended December 31, 2003, down 85.0% from $63,846 for the year ended December 31, 2002.  The decrease in costs of contract and license fees resulted from us shifting its primary focus during the second quarter of 2002 from providing governmental contract services and the commercial licensing of its established technology in non-wireless environments to the development of solutions for the mobile and wireless markets.  Costs of contracts and license fess consisted primarily of salaries and other related costs of providing governmental contract services, as well as any direct costs related to the sale, delivery and installation of its commercial software.

Gross Profit

	Year Ended December 31
	2003	2002	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$330,653	$85,870	$244,783	285.1%
Wireless license fees	249,951	-	249,951	100.0
Contracts and license fees	44,431	138,973	(94,542)	(68.0)
Total gross profit	$625,035	$224,843	$400,192	178.0%

Wireless Applications and Contracts.  Gross profit resulting from the development and deployment of wireless applications totaled $330,653 or 23.7% of wireless applications and contracts revenue for the year ended December 31, 2003.  During the year ended December 31, 2002, we generated a gross profit of $85,870 or 42.1% of wireless applications and contract revenue. The gross profit resulting from these activities is a result of deducting costs consisting mostly of third-party hosting fees, testing fees, and content information provided by our content providers, from the related earned revenue.  During the year ended December 31, 2002, Summus earned $100,000 under a strategic partnership agreement related to the mobile and wireless markets.  There were no specific direct costs associated with this contract.

Wireless License Fees.    Gross profit resulting from wireless license fees totaled $249,951.  Summus did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the year ended December 31, 2003.  Additionally, we do not expect to incur any future obligations relating to these license fees. During the year ended December 31, 2002, we did not generate any revenue, costs of revenue or gross profit related to wireless license fees.

Contracts and License Fees.  Gross profit resulting from governmental contract services and the commercial licensing of technology during the year ended December 31, 2003 totaled $44,431 or 82.2% of contracts and license fee revenue.  During the year ended December 31, 2002, Summus generated a gross profit of $138,973 or 68.5% of contracts and license fees revenue.  The gross profit from these activities resulted from deducting primarily salaries and other related costs from the related earned revenue.

General and Administrative Expenses

	Year Ended December 31
	2003	2002	$ Change	% Change

General and administrative	$4,204,029	$5,363,025	$(1,158,996)	(21.6%)

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the year ended December 31, 2003, were $4,204,029, compared to $5,363,025 for the year ended December 31, 2002.  The decrease in general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, primarily salaries, third-party consulting fees, travel and general office administration costs.  The reductions in these categories reflect cost reduction efforts implemented by management.

Research and Development

	Year Ended December 31
	2003	2002	$ Change	% Change

Research and development	$1,056,770	$918,948	$137,822	15.0%

Research and development expenses for the year ended December 31, 2003, were $1,056,770 compared to $918,948 for the year ended December 31, 2002.  The increase in research and development expenses is a result of two factors.  First, there was an increase in the number of new wireless applications Summus has contracted to develop.  In order to minimize these expenses, we increased our utilization of software developers in Croatia.  Personnel costs in Croatia are lower than those in the United States.  Second, the increase of the research and development costs in the current period as compared to the prior period resulted from a reallocation of employees who previously worked on governmental contracts.  Beginning in late 2002, we shifted our focus to developing wireless applications from providing governmental contract services and the commercial licensing of its technology in non-wireless environments.  Accordingly, all employees who were previously assigned to work on such contracts were assigned to work on research and development activities in the mobile and wireless sector.

Sales and Marketing Expenses

	Year Ended December 31
	2003	2002	$ Change	% Change

Sales and marketing	$393,007	$792,391	($399,384)	(50.4%)

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising fees and other professional fees. Sales and marketing expenses for the year ended December 31, 2003 were $393,007, compared to $792,391 for year ended December 31, 2002.  The decrease in sales and marketing expenses during 2003 as compared to the prior period was primarily due to a reduction in personnel and consultant expense.

Non-Cash Compensation

	Year Ended December 31
	2003	2002	$ Change	% Change

Non-cash compensation	$185,255	$364,000	$(178,745)	(49.1%)

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

Non-Cash Consulting Expense

	Year Ended December 31
	2003	2002	$ Change	% Change

Non-cash consulting	$119,630	$887,992	$(768,362)	(86.5%)

Non-cash consulting expense for the year ended December 31, 2003, in the amount of $119,630 is attributable to: (1) the issuance of 17,926 shares of restricted common stock issued to consultants for services valued at $65,803; (2) 10,340 stock options granted to consultants for services valued at $29,888, such value was determined by using the Black-Scholes option-pricing model; (3) the $20,000 of amortization of a deferred expense recorded in 2002 relating to the issuance of 5,556 shares of restricted common stock, valued at $22,500, for consulting services to be rendered over a 4.5 month period; and (4) $3,939, representing the fair value, as determined using the Black-Scholes option-pricing model, of stock warrants granted to a consultant of Summus.

  Non-cash consulting expense for the year ended December 31, 2002, in the amount of $887,992 is attributable to the following: (1) the issuance of 39,457 shares of restricted common stock and 45,354 options and warrants to purchase restricted common stock to consultants for services valued at $765,477; (2) stock options granted to three new members of our Advisory Board during the year ended December 31, 2002, resulting in deferred consulting expense of $103,950, of which $97,515 was charged to expense during the year ended December 31, 2002; and (3) a stock option granted to a member of our Advisory Board for consulting services resulting in total deferred consulting expense of $40,000, of which $25,000 was charged to expense during the year ended December 31, 2002.  The remaining amounts of deferred compensation not charged to expense will be charged to expense as future vesting of the stock options occurs.   The value of the stock options granted to consultants, including the members of the Board of Advisors, was determined by using the Black-Scholes option-pricing model.

Non-cash Settlements

	Year Ended December 31
	2003	2002	$ Change	% Change

Non-cash settlements	$(1,525,698)	$ -	$(1,525,698)	(100.0%)

Non-cash settlements totaling $1,525,698 resulted from the settlement of unpaid amounts from seven of our creditors during the year ended December 31, 2003, as listed below:

•
The first non-cash settlement was in connection with a settlement of a civil law suit by Holland & Knight LLP (“H&K”), a creditor of Summus, seeking payment for prior legal services provided to Summus valued at $867,268.  The aggregate settlement gain resulting from this transaction totaled $351,047.

•
On June 5, 2003, we signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  The aggregate settlement loss resulting from this transaction totaled $17,097.

•
In February 2003, we signed and executed a mutual release of all claims with a former law firm that had provided legal services to Summus. Under the terms of the mutual release, all fees owed to the former law firm, totaling $886,557 were cancelled in full, resulting in a settlement gain of $886,557.

•
In March 2003, we settled a claim filed against it by AT&T CORP. for payment of past services rendered to us. Under the terms of the settlement, all amounts owed by Summus to AT&T CORP. were reduced by $118,783 to $120,000.

•
On August 29, 2003, Summus signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  The aggregate settlement gain resulting from this transaction totaled $14,500.

•	On September 30, 2003, we signed and executed an agreement pertaining to a promissory note with Raytheon Company. The aggregate settlement gain resulting from this transaction totaled $55,241.

•	In 2003, we issued warrants to purchase 33,334 shares of common stock to a consultant as payment of $200,000 of outstanding fees. The settlement gain resulting from this transaction totaled $116,667.

The total aggregate settlement gain resulting from these transactions in 2003 was $1,525,698 and has been recorded as a reduction to our operating expenses in our Statement of Operations for the year ended December 31, 2003. There were no non-cash settlements in the year ended December 31, 2002.

Interest Expense

	Year Ended December 31
	2003	2002	$ Change	% Change

Interest	$69,343	$50,606	$18,737	37.0%

Interest expense for the year ended December 31, 2003, was $69,343, compared to interest expense of $50,606 for the year ended December 31, 2002. Net interest expense for both years related to interest costs associated with capital lease obligations and note payable agreements.

Amortization of discount on debt and beneficial conversion feature

	Year Ended December 31
	2003	2002	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$ -	$418,965	$(418,965)	(100.0%)

There was no amortization of discount on debt and beneficial conversion feature for the year ended December 31, 2003. Amortization of discount on debt and beneficial conversion feature for the year ended December 31, 2002 was $418,965, related to amortization of the discounts on the convertible notes payable entered into in July 2002.

  Net Loss

	Year Ended December 31
	2003	2002	$ Change	% Change

Net loss	$3,877,301	$8,571,084	$(4,693,783)	(54.8%)

As a result of the factors discussed above, the net losses for the years ended December 31, 2003 and 2002 were $3,877,301 and $8,571,084, respectively.

Liquidity and Capital Resources

As of December 31, 2004 we had $1,405,788 of cash on hand, negative working capital of $130,508, and approximately $2.4 million in current liabilities.

Convertible Debt Funding

In May 2004, Summus entered into senior convertible debt agreements with certain investors that provide up to $2,000,000 in financing through the issuance of convertible notes payable (the "Notes"). These Notes did not bear interest and were convertible into shares of Summus common stock at the option of the holder.  These Notes were to mature three years from the date of issuance.   Upon closing of the Notes, we received $1,000,000 in cash and $1,000,000 of the proceeds received in this financing were placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). Summus was not to have access to this escrowed $1,000,000 until it achieved positive EBITDA, as defined in the senior convertible debt agreements, for a one-month period. Summus achieved positive EBITDA for the month of August 2004 and sent the Escrow Agent a certificate of its Chief Financial Officer notifying it of such, which gave us access to the escrowed funds. Summus was not required to and did not draw down any of these funds. Any of the escrowed funds not drawn down by us by March 31, 2005, were to be released by the Escrow Agent to the holders of the Notes on a pro rata basis. Any of the escrowed funds not released by the Escrow Agent to Summus were to have no conversion rights into the Summus common stock as set forth above. On December 16, 2004, we released all of the escrowed funds, plus accrued interest, to the respective investors on a pro rata basis. From September to December 2004, these notes were converted into 1,428,600 shares of common stock.

In December 2004, Summus entered into senior debt agreements with certain investors for $1,425,000 of financing in the form of notes payable (the "Senior Notes"). The Senior Notes bore interest at 12% and were to mature on the earlier of when Summus closed on at least $3,000,000 in financing or May 15, 2005 (“Maturity Date”). The Senior Notes had an optional conversion feature in that the Senior Notes were convertible into shares of our common stock at the option of the holder, in the event the Senior Notes were not repaid prior to or on the Maturity Date. The conversion price was the lower of 90% of the closing price of our common stock on the Maturity Date and 90% of the average closing prices of Summus common stock for the five days prior to optional conversion.

Subsequent Events

In January 2005, Summus received an additional investment of $215,000 of 12% Senior Notes, on the same terms as the December 2004 Senior Notes Financing. Summus originally received $1,425,000 in the initial closing of the Senior Notes in late December 2004. The holder was also granted warrants to purchase a total of 42,157 shares of Summus’s common stock. The warrants are exercisable upon issuance, have a term of five years and have an exercise price of $5.60 per share.

During February and March 2005, Summus received approximately $4,110,000 from the exercise of approximately 1,260,000 warrants to purchase shares of Summus’s common stock. These warrants were originally issued in connection with private placements of Summus’s preferred stock and common stock. Summus agreed to reprice most of these warrants, which originally had exercise prices ranging from $3.50 to $7.50 per share, to exercise prices ranging from $2.50 to $3.50 per share in consideration for their immediate exercise.

In January and February 2005, Summus issued approximately 58,600 shares in connection with the exercise of stock options at their original exercise prices ranging from $1.60 to $5.10 per share. The total received by Summus from these exercises was approximately $218,000.

Due to the additional financing received by Summus in February and March 2005, the maturity of the 12% Senior Notes accelerated from the original maturity date of May 15, 2005. Summus repaid the principal balance of $1,640,000 of the Senior Notes, plus interest at the rate of 12% per annum. Since the Senior Notes were paid off in accordance with their terms, they will have no rights of conversion into Summus’s common stock.

Other Matters

From inception through our 2004 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations through the 2005 fiscal year and beyond. However, business opportunities, such as product or geographic expansion, or the acquisition of product lines or companies may present themselves. If we were to pursue these opportunities, they may require that we raise additional capital through the issuance of our equity securities or that we issue shares of our common stock or other equity securities in connection with acquisitions.   If we have to raise additional funding, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing stockholders' ownership.

We have entered into settlement agreements or arrangements with several of our vendors under which such vendors have agreed to our payment of less than the amounts due, the extension of payment terms by between 9-36 months and/or the satisfaction of the amounts due through a combination of cash and stock.  As of the date of this filing, we have been able to make all of the required payments established under settlement agreements previously arranged with certain vendors. We continue to communicate with our vendors to keep them informed of our situation and discuss payment arrangements amiable to both parties under the current circumstances.  As of December 31, 2004, we had approximately $1.2 million in accounts payable, of which approximately $0.4 million were greater than 90 days old.

Summus is actively promoting and expanding its product line and pursuing additional financing for capital to expand its operations.

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

•	increasing subscriber adoption of our applications through marketing and promotions;

•	securing top-tier brands;

•	the development and delivery of new wireless applications; and

•	the marketing of those applications to lay the foundation of future substantial revenue generation.

Cash Flow Information

	Year Ended December 31
	2004	2003
Cash used in operating activities	$(3,145,203)	$(5,221,600)
Cash used in investing activities	$(45,570)	$949
Cash provided by financing activities	$2,407,916	$7,383,306

Cash Used in Operating Activities.   Net cash used in operating activities was $3,145,203 in the year ended December 31, 2004, compared to $5,221,600 in the prior year.  The decrease in net cash used in operating activities was primarily due to increases in cash collections from customers consistent with the increase in wireless application revenues, and to cost reductions in several expense categories, primarily salaries, third-party consulting fees, travel, and general office administration costs in the year ended December 31, 2004. Summus restructured its organization in February 2004 as part of its focus to reduce future operating expenses and focus on revenue generation.

Cash Used in Investing Activities.  Net cash used in investing activities was $45,570 in the year ended December 31, 2004, representing computer equipment purchases.  Net cash provided by investing activities was $949 in the year ended December 31, 2003, representing the net of computer equipment purchases and proceeds received from sale of equipment and furniture.

Cash Provided by Financing Activities. Net cash provided by financing activities in the year ended December 31, 2004, related to:

•	proceeds from issuance of convertible notes payable and common stock of $1,000,000 and issuance of 12% Senior Debt of $1,425,000.

•	the sale of 43,104 shares of our common stock for proceeds of $20,086.

•	proceeds from the exercise of 24,127 stock options and 86,207 stock warrants of $104,892.

•	principal payments on capital lease obligations of ($17,296).

•	principal payments on note payable obligations of ($124,766).

Net cash provided by financing activities in the year ended December 31, 2003 related to:

•
the sale of  270,416 shares of Summus common stock, along with warrants to purchase an additional 31,600 shares of common stock, at exercises prices ranging from $2.00 to $16.90 per share and the repricing of 660,965 of previously issued warrants. Total cash proceeds from the sale of the shares and issuance of the new warrants were $1,337,582.

•	the sale of 1,310 shares of Series C convertible preferred stock along with warrants to purchase an additional 524,000 shares of common stock for proceeds of $1,310,000.

•	the sale of 4,000 shares of Series D convertible preferred stock along with warrants to purchase an additional 1,000,000 shares of common stock for proceeds of $4,000,000.

•	the sale of 200 shares of Series E convertible preferred stock along with warrants to purchase an additional 50,000 shares of common stock for proceeds of $200,000.

•
the issuance of 349,125 shares of common stock upon the exercise of warrants with exercise prices ranging from $2.00 to $5.00 per share. Of the 349,125 warrants exercised, 288,135 were exercised in connection with the repricing of the exercise price of the warrants as described above. The exercise of these warrants generated gross proceeds of $928,675.

•	principal payments on capital lease and note payable obligations of ($208,436).

•	payment of stock issuance costs of $184,515.

Significant Concentrations

For the year ended December 31, 2003, one customer accounted for 52% and 32% of our revenues and accounts receivable, respectively.  Should this wireless carrier discontinue the deployment of our applications, our business would be adversely affected.

New Accounting Pronouncements

In January 2003, the EITF published EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  EITF Issue 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue 00-21 did not have any impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, and revised the interpretation in December 2003 (“FIN 46(R)”). FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period ending after March 15, 2004. The Company did not have any ownership in any variable interest entities as of December 31, 2004. We will apply the consolidation requirement of FIN 46(R) in future periods if we own any interest in any variable interest entity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have any impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)).” SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the beginning of the first interim or annual period beginning after June 15, 2005. Therefore, Summus plans to adopt SFAS No. 123(R) on July 1, 2005. The adoption of the SFAS No. 123(R) fair value method will have a significant impact on the our results of operations, although it will have no impact on financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had Summus adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to our financial statements. Summus is currently evaluating the two fair value pricing methods permitted by SFAS No. 123(R) and has not selected a final fair value pricing model.

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

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

In 2003, after a careful review of Summus’ revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), Summus changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter 2003, the we reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts  net of certain third-party costs in the statement of operations.  These transactions were reclassified in 2003 to reflect a gross revenue presentation with no effect on gross profit or net loss.  Revenues and costs of revenues for 2002 were not reclassified due to immateriality.

Wireless applications and contracts

Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile markets.  Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  For content delivery partner arrangements, whereby Summus remits a portion of the revenues earned through the sale of our applications, revenue is recorded on a gross basis in accordance with EITF 99-19.  Summus recognizes the cost of payments to the content providers as a cost of revenues.  Wireless applications and contracts cost of revenues includes all third-party hosting, testing and/or carrier distribution fees.  These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

During January of 2002, Summus entered into a strategic partnership agreement with a global leader in semiconductor, telecommunication and digital convergence technology, related to the mobile and wireless markets for which it received $100,000.  Revenue earned under this agreement was recognized ratably over the twelve-month term of the agreement.

Periodically, we enter into non-recurring engineering arrangements with our content partners.  Generally, under the terms of these agreements, we receive funding upfront to complete projects. The funding we receive upfront is recorded as deferred revenue and is recognized as revenue under the terms of the individual arrangements.  Deferred revenue represents amounts received for which the we have not yet completed our contractual obligations.

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

There were no costs related to the wireless license fee revenue generated during the years ended December 31, 2004 and 2003 as the license fee revenue related to technology that had been previously developed by us, and there were no costs for installation, delivery or customization, or other related costs.

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

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE
OPERATING RESULTS AND FINANCIAL CONDITION

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information set forth in this annual report on Form 10-K, including our financial statements and the related notes, before making a decision to invest in our common stock. If any of the following risks actually occur, our business, operating results and financial condition could suffer. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment in our common stock.

Risks Related to Our Business

➢	Our past and potential future issuances of equity securities have diluted and may continue to materially dilute the interests of holders of our common stock.

                Because of severe liquidity constraints, we have issued equity securities in several instances in lieu of effecting payment in cash of amounts due (or alleged to be due) vendors, consultants, current and former officers and directors, and stockholders.

                In addition, we have the ability to issue options and other stock-based awards under our Amended and Restated 2000 Equity Compensation Plan to directors, officers, employees and consultants, and have reserved up to 1,500,000 shares of our common stock under this plan, 1,111,784 of which have been granted as of March 28, 2005.  We also have outstanding warrants for 3,458,788 shares of our common stock as of March 28, 2005.

                Issuances of certain shares of our common stock or other equity interests have been at (or are exercisable for) a price that represents a discount to the then traded value of our common stock. In any event, past and anticipated future issuances of additional shares of our common stock or other equity interests have and will continue to dilute the proportional ownership interests of existing stockholders.

➢	If we raise additional capital through the issuance of equity securities or use equity instruments for acquisitions, our stockholders may experience substantial dilution.

                From inception through our 2004 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations through the 2005 fiscal year and beyond. However, business opportunities, such as product or geographic expansion, or the acquisition of product lines or companies may present themselves. If we were to pursue these opportunities, they may require that we raise additional capital through the issuance of our equity securities or that we issue shares of our common stock or other equity securities in connection with acquisitions.

Summus currently has 185,000,000 shares of common stock authorized for issuance.  As of March 28, 2005, we have approximately 18,413,004 shares of common stock either issued and outstanding or reserved for issuance as follows:

•	13,436,524 shares are issued and outstanding;

•	3,458,788 are reserved for the issuance of shares underlying warrants;

•	17,692 are reserved for the conversion of 2,407 shares of our Series A Stock, plus related dividends; and

•	1,500,000 are reserved for issuance in connection with the outstanding options granted under the our Amended and Restated 2000 Equity Compensation Plan (of which 1,111,784 options have been granted).

                If we decide to pursue any such expansions or acquisitions that require additional capital raising or the issuance of equity securities, and we are successful in such efforts, existing stockholders will experience dilution of their percentage ownership interests in Summus.  In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of shares of our common stock.

➢	We have incurred substantial losses in the past and may incur net losses in the future.

                We have generated operating losses and negative cash flow in the past. We had net losses, including non-cash charges for stock-based employee compensation, non-cash consulting expenses and amortization of discount on debt and beneficial conversion features, of approximately $3,872,807 and $3,877,301 for the fiscal year periods ended December 31, 2004 and December 31, 2003, respectively. As of December 31, 2004, we had an accumulated deficit of $54,673,653 and a working capital deficit of $130,508. We may generate operating losses and negative cash flow in the future.

➢	We have a limited operating history and have achieved limited revenues from our operations, which may make it difficult to evaluate our business.

                We have a limited history of generating revenues, and the future revenues and income potential of our business is uncertain. As a result of our short operating history, we have limited financial data that you can use to evaluate our business. Any evaluation of our business and our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets.  Some of these risks and uncertainties relate to our ability to do the following:

•	maintain our current, and develop new, wireless carrier relationships upon which our business currently depends;

•	deploy our applications;

•	respond effectively to competition;

•	attract and retain qualified management and employees;

•	generate significant revenue from the sale of our wireless applications;

•
establish and maintain broad market acceptance for our products and then increase our market share based upon the timing, strength and success of our sales efforts and our ability to enter into strategic and commercial alliances;

•	develop effective marketing and other promotional activities to penetrate our target customer base;

•	generate and sustain substantial revenue growth while maintaining reasonable expense levels; and

•	continue to timely and successfully develop new products, product features and services; and increase the functionality and features of existing products and services.

If we are unable to address these risks, our operating results may not meet the expectations of investors, which would likely cause the price of our common stock to decline.

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

➢
We currently rely on wireless carriers, in particular, Verizon Wireless, to generate our revenues. The loss of any of these relationships, or a material change in any of them, could materially harm our business.

               For the fiscal year ended December 31, 2004, we earned approximately 52% of our revenues from subscribers of Verizon Wireless. We will continue to generate a significant portion of our revenues through a limited number of carriers for the foreseeable future, but we do expect the concentration of our revenues to lessen over time as more and more carriers launch our wireless applications. A significant portion of our outstanding accounts receivable are with Verizon Wireless, which results in a concentration of our credit risk. If Verizon Wireless is unable to fulfill its payment obligations to us under our carrier agreements with them, our revenues could decline significantly.

Our carrier agreements are not exclusive and generally have a limited term of one or two years with evergreen, or automatic renewal, provisions upon expiration of the initial term. These agreements set out the terms of our distribution relationships with the carriers but generally do not obligate the carriers to market or distribute any of our applications. In addition, the carriers can terminate these agreements early, and in some instances, at any time, without cause.

  Many other factors outside our control could impair our ability to generate revenue through Verizon Wireless, and other carriers generally, including the following:

•	a carrier's preference for the applications of our competitors over our applications;

•	a carrier's decision to offer its own competing wireless applications;

•	a carrier's decision to discontinue the sale of our applications, or altogether discontinue sales of applications such as ours;

•	a carrier's decision to offer wireless applications to its subscribers for free;

•	a carrier's network encountering technical problems that disrupt the delivery of or billing for our applications;

•	a carrier's decision to restrict or alter subscription or other terms for purchasing our applications;

•	a carrier's decision to increase the fees it charges to market and distribute our applications, thereby increasing its own revenues and decreasing our share of revenues; or

•	consolidation among wireless carriers.

         If Verizon Wireless decides not to market or distribute our applications or decides to terminate or not renew its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreements with acceptable alternatives, causing us to lose access to subscribers, which could materially harm our business, operating results and financial performance.

➢
The success of our business will greatly depend on our ability to develop and enter into strategic relationships with wireless service providers, wireless software developers, semiconductor and device designers, wireless device manufacturers and content providers.

                Our business will depend on our ability to develop relationships and enter into agreements with companies in key industry groups, including:

•	wireless service providers that we expect will deploy our wireless applications to deliver multimedia content and services to their subscribers;

•	semiconductor and device designers and manufacturers that we expect will embed our wireless applications in their products; and

•	content providers that we expect will rely on our technology and products to deliver multimedia content over wireless networks.

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

➢	Our business will depend on wireless service providers deploying our software and related applications, and on their subscribers' demand for such applications.

                Our success will depend heavily on timely deployment by wireless service providers of our applications using our technology in their networks. Wireless service providers may not deploy, or may be slow in deploying, our software due to a number of factors including the availability of competing products, lack of subscriber demand, as well as interoperability, implementation, support or maintenance concerns. In addition, if our current applications with wireless service providers are unsatisfactory, they may not deploy our software or may require costly or time-consuming modifications to our software before deployment.

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

➢	The markets in which we operate are highly competitive and many of our competitors have greater resources than we do.

The development, distribution and sale of wireless applications is a highly competitive business. We compete primarily on the basis of quality of applications, brand, carrier and customer service and distribution breadth. We also compete for experienced and talented employees.

         Currently, we compete with several other companies that develop wireless applications for one or more of our four primary business areas. In the future, likely competitors may include other major media companies, content aggregators, wireless software providers and other pure-play wireless application publishers. Wireless carriers may also decide to develop and distribute their own wireless applications. If carriers enter the wireless applications market, they might refuse to distribute some or all of our applications or may deny us access to all or part of their networks.

        Some of our competitors' advantages over us include the following:

•	substantially greater revenues and financial resources;

•	the capacity to leverage their marketing expenditures across a broader portfolio of wireless and non-wireless products;

•	pre-existing relationships with brand holders;

•	more resources to make acquisitions;

•	lower labor and development costs; and

•	broader geographic presence.

         We face different market dynamics and competition outside the United States. In some international markets, our competitors have greater brand recognition and broader distribution than we have. We may not be as successful as our competitors in generating revenues in international markets due to our inability to provide applications that are attractive to the local market, the lack of recognition of our brand or other factors. Developing user interfaces that are compatible with other languages or cultures could be expensive. As a result, our international expansion efforts may be more costly and less profitable than we expect.

If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business.

➢	If we fail to develop and introduce new applications that achieve market acceptance, our sales could suffer.

Our business depends on providing applications that wireless subscribers want to buy. We must continue to invest significant resources in research and development to enhance our offering of wireless applications and introduce new applications. Our operating results would suffer if our applications are not responsive to the preferences of our customers or are not effectively brought to market.

         The planned timing or introduction of new applications is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new applications, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our applications is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand. In addition, new applications may not achieve sufficient market acceptance to offset the costs of development. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and the availability of other entertainment activities. A shift in mobile phone usage or the preferences of our customers could cause a decline in our applications' popularity that could materially reduce our revenues and harm our business.

         We continuously develop and introduce new applications for use on next-generation mobile phones. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of a new mobile phone model. New mobile phone models for which we are developing applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the mobile phone manufacturer. If the mobile phone models for which we are developing applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

➢
If we are unsuccessful in establishing and increasing awareness of and recognition of our applications, or if we incur excessive expenses promoting and maintaining our applications, our business could be harmed.

We believe that establishing and maintaining our applications is critical to retaining and expanding our customer base. This will depend largely on our success in providing high-quality wireless applications. However, such success will depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our wireless carriers fail to provide quality service, our customers' ability to access our applications may be interrupted, which may adversely affect our applications. If our customers and carriers do not perceive our existing products and services as high quality, or if we introduce new applications that are not favorably received by our customers and carriers, then we may be unsuccessful in building recognition and loyalty in the marketplace. In addition, globalizing and extending our applications may be costly. It will also involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and many of our competitors already have substantially more brand recognition than we do. If we fail to successfully increase the awareness and consumer recognition of our applications, our potential revenues could be limited, our costs could increase and our business could suffer.

➢	We depend on our Sports Illustrated and Phil Hellmuth Texas Hold’em applications for a significant portion of our revenues.

In fiscal 2004, we generated approximately 20.9% and 9.5% of our revenues from our Sports Illustrated Swimsuit and Texas Hold’em by Phil Hellmuth wireless applications, respectively. We do expect the percentages of total revenue that these applications provide for us to decrease as we launch other applications. If these applications are not successful in the future or we are unable to develop new applications that are as successful, our future revenues could be limited and our business may suffer.

➢	Failure to renew our existing licenses or to obtain additional licenses could harm our business.

Many of our applications are based on or incorporate intellectual properties that we license from third parties. We have both exclusive and non-exclusive licenses to use these properties for terms that range from one to two years, with automatic renewal clauses, which may be terminated. We may be unable to renew these licenses on terms favorable to us, or at all, and we may be unable to secure alternatives in a timely manner. We expect that licenses we obtain in the future may impose development, distribution and marketing obligations on us. If we breach our obligations, our licensors may have the right to terminate the license.

Competition for licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs. Failure to maintain our existing licenses or obtain additional licenses with significant commercial value could impair our ability to introduce new applications or continue our current applications, which could materially harm our business.

➢	System or network failures could reduce our sales, increase costs or result in a loss of customers.

We rely on our carriers' networks to deliver our applications to our customers and on their billing systems to track and account for the downloading of our applications. In certain circumstances, we also rely on our servers to deliver applications on demand to our customers through their wireless carriers' networks. Any failure of, or technical problem with, the carriers' or our billing and delivery systems, information systems or communications networks could result in the inability of our customers to download our applications or prevent the completion of billing for an application. If any of these systems fails, there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, our customers may be unable to access our applications. Any failure of, or technical problem with, the carriers' or our systems could cause us to lose customers or revenues or incur substantial repair costs and distract management from operating our business.

➢	The acquisition of other companies, businesses or technologies could result in operating difficulties, dilution and other consequences.

We may selectively pursue strategic acquisitions, any of which could be material to our business, operating results and financial condition. Entering into an acquisition entails many risks which could harm our business, including:

•	diversion of management's attention from operating our business;

•	unforeseen operating difficulties from integrating an acquired company, business or technology;

•
expenditures associated with integrating employees from the acquired company into our organization and integrating each company's accounting, management information, human resources and other administrative systems to permit effective management;

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

        The anticipated benefits of potential future acquisitions may not materialize. Future acquisitions could also result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

➢
Expansion into international markets is important to our long-term strategy, and as we expand internationally, we face added business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder our growth.

An important element of our business strategy is the expansion of our international sales by targeting markets, such as Europe and Asia, where we believe acceptance of our applications is likely. Risks affecting our international operations include:

•	challenges caused by distance, language and cultural differences;

•
multiple, conflicting and changing laws and regulations, including complications due to unexpected changes in regulatory requirements, foreign laws, tax schemes, international import and export legislation, trading and investment policies, foreign currency fluctuations, exchange controls and tariff and other trade barriers;

•	difficulties in enforcing intellectual property rights in countries other than the United States;

•	the burdens of complying with a wide variety of foreign laws and regulations;

•	protectionist laws and business practices that favor local businesses in some countries;

•	foreign tax consequences;

•	foreign exchange controls that might prevent us from repatriating income earned in countries outside the United States;

•	price controls;

•	imposition of public sector controls;

•	political, economic and social instability;

•	higher costs associated with doing business internationally;

•	restrictions on the export or import of technology;

•	difficulties in staffing and managing international operations;

•	trade and tariff restrictions;

•	variations in tariffs, quotas, taxes and other market barriers; and

•	greater fluctuations in sales to customers in developing countries, including longer payment cycles and greater difficulty collecting accounts receivable.

➢	We face risks associated with currency exchange rate fluctuations.

Although we currently transact business primarily in U.S. dollars, a larger portion of our revenues may be denominated in foreign currencies as we expand our international operations. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

➢	Growth may place significant demands on our management and our infrastructure.

  We have experienced, and may continue to experience, growth in our business through acquisitions and internal growth. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

•	Recruit, train and retain highly skilled personnel;

•	Maintain our quality standards;

•	Develop and improve our operational, financial and management controls;

•	Enhance our reporting systems and procedures; and

•	Maintain customer satisfaction.

 The improvements required to manage our growth will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization as it grows, our profit margins will decline and our earnings could be materially diminished.

➢	We face intense competition as an application developer in the wireless telecommunications industry.

                The wireless communications market is highly competitive. Our failure to establish a customer base as a wireless applications developer to this industry will adversely affect operating results. The competition with other applications providers to form alliances with wireless service providers and Internet service providers is significant. The loyalty of wireless industry customers we may obtain could be easily influenced by a competitor's new offerings, especially if those offerings provide cost savings or new technology applicable to wireless communications. We will face significant competition from traditional telecommunications companies, virtually all of which have greater market share and financial resources than we do. These traditional telecommunications companies are better positioned to finance research and development activities relating to the wireless applications area. They are also able to provide a wider range of products and services for a greater spectrum of media and have greater resources with which to purchase additional technologies or acquire other companies.

➢
If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share, and our results of operations and financial condition would suffer.

                We compete in the wireless applications market. The markets for our products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Summus to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products.

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

➢	The complexity and incompatibilities among next-generation mobile phones and wireless technologies may require us to use additional resources for the development of our applications.

To reach large numbers of wireless subscribers, wireless application developers like ourselves must support numerous mobile phone models and technologies. However, keeping pace with the rapid innovation of mobile phone technologies together with the continuous introduction of new, and often incompatible, mobile phone models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial, additional investments in our development if the number of different types of mobile phone models continues to proliferate.

➢	Our business depends on the growth and maintenance of wireless communications infrastructure.

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and around the world. This includes deployment and maintenance of reliable next-generation digital networks with the necessary speed, data capacity and security for providing reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of customers continues to increase, or if existing or future customers increase their bandwidth requirements. In addition, viruses, worms and similar break-ins and disruptions from illicit code or unauthorized tampering may harm the performance of wireless communications. If a well-publicized breach of security were to occur, general mobile phone usage could decline, which could reduce the demand for and use of our applications. Wireless communications experience a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our applications successfully.

➢	Our wireless applications are complex, and we may not be able to prevent defects that could decrease their market acceptance, result in product liability or harm our reputation.

                Our wireless applications are complex, and the steps we take to ensure that all of our products are free of errors or defects, particularly when first introduced or when new versions or enhancements are released, may not be successful. We cannot guarantee that current or enhanced versions of our wireless applications will be free of significant software defects or bugs. Despite our testing, and testing by third parties, current or future products may contain serious defects. Serious defects or errors could result in lost revenue or delay in market acceptance of our products and could seriously harm our credibility and materially affect the market acceptance and sales of our products. The occurrence of these types of problems could materially adversely affect our business, results of operations and financial condition.

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

                We depend on the continued contributions of our senior management. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends, in part, on our ability to identify, hire and retain qualified employees.  We have employment contracts in place with Gary E. Ban, Donald T. Locke and Andrew L. Fox. We do not currently maintain any "key person" life insurance policies on any members of management or any other employees.  Competition for qualified personnel is intense.  If we are unsuccessful in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected.  For information on our key personnel, please see “Item 10 - Directors and Executive Officers of the Registrant” in this annual report on Form 10-K.

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

Risks Relating to Our Industry

➢
Wireless carriers generally control the price charged for our applications either by approving the price of our applications or by establishing the price charged to their wireless subscribers. The carriers' control over the pricing of our applications could adversely affect market acceptance of our applications and our revenues.

         We must obtain approval from our wireless carriers for the pricing of the applications that we propose to offer to their subscribers. These approvals may not be granted in a timely manner or at all. Some of our carrier agreements may also restrict our ability to change prices. In addition, our carriers generally have the ability to set the price charged to their wireless subscribers. Failure to obtain, or a delay in obtaining, these approvals, or the price the carriers charge for our applications could adversely affect market acceptance of our applications.

➢	The mobile and wireless multimedia industry is new and rapidly evolving, and we may not be able to accurately predict its size, needs, development or rate of growth.

                The market for our products is new and rapidly evolving. Wireless service providers are only beginning to offer commercial services that could result in utilization of our wireless applications. As a result, we cannot assess current or future demand for remote management of resources, the creation and interaction with multimedia content via cellular handsets and other mobile devices, and enhanced quality of remote communications. We also do not know whether this market will be large enough to sustain our business. We may not be able to develop and introduce wireless applications or services that respond to market demands, technology developments, increased competition or industry standards on a timely basis, or at all. If this market does not evolve in the manner or in the timeframe that we anticipate, or if we are unable to respond to new market developments promptly, our business and prospects may suffer.

➢	Wireless communications technology is changing rapidly, and we may not be successful in working with these new technologies.

               Wireless network and mobile phone technologies are undergoing rapid innovation. New mobile phones with more advanced processors and supporting advanced programming languages continue to be introduced in the market. We have no control over the demand for, or success of, these products. However, if we fail to anticipate and adapt to these and other technological changes, our market share and our operating results may suffer. Our future success will depend on our ability to adapt to rapidly changing technologies, develop applications to accommodate evolving industry standards and improve the performance and reliability of our applications. In addition, the widespread adoption of networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our entertainment applications.

         The markets for our applications are also characterized by frequent new mobile phone model introductions and shortening mobile phone model life cycles. The development of new, technologically advanced applications to match the advancements in mobile phone technology is a complex process requiring significant research and development expense, as well as the accurate anticipation of technological and market trends. As the life cycle of mobile phone models and other wireless devices shortens, we will be required to develop and adapt our existing applications and create new applications more quickly. These efforts may not be successful. Any failure or delay in anticipating technological advances or developing and marketing new applications that respond to any significant change in technology or customer demand could limit the available channels for our applications and limit or reduce our sales.

➢	If wireless subscribers do not continue to use their mobile phones to access wireless applications, our business may be adversely affected.

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their mobile phones to access data services and, in particular, entertainment applications. If this market does not continue to grow or we are unable to acquire new customers, our business growth and future revenues could be limited.

➢
The popularity of wireless applications is dependent on the availability and market penetration of mobile handsets enabled with advanced technologies such as BREW and Java, the availability and adoption of which is beyond our control.

Our customers must have a mobile phone with multimedia capabilities enabled by technologies such as BREW and Java to download and use our applications. Currently, only a limited number of wireless subscribers have these mobile phones. Handsets enabled with advanced technologies, such as BREW and Java, may be significantly more expensive than handsets without such technologies. As such, we cannot be certain whether existing wireless subscribers will be willing to purchase mobile phones with these technologies. If one or more of these technologies, such as BREW or Java, falls out of favor with mobile phone manufacturers and wireless carriers or fails to gain widespread market acceptance among wireless subscribers, the sales of our applications could suffer.

➢
Next-generation mobile phones may significantly reduce or eliminate the wireless carriers' control over delivery of our applications, and force us to further rely on alternative sales channels which, if not successful, could require us to significantly increase our sales and marketing expenses.

A significant portion of our applications are currently sold through the branded e-commerce services of wireless carriers. We have invested significant resources developing this sales channel. However, a small number of mobile phone models currently available include operating systems that allow consumers to browse the Internet and, in some cases, download applications from sources other than a carrier's branded e-commerce service. These so-called "open operating systems" include Microsoft Smartphone, Symbian®, Palm OS and Linux. According to ARC Group, 9.8 million open operating system handsets were shipped in 2003, which they project will grow to 89.2 million handsets shipped in 2008, representing 2.1% of the total mobile phones shipped in 2003 and 12.9% in 2008. Increased use by consumers of open operating system handsets to bypass wireless carriers' branded e-commerce services could reduce the market power of wireless carriers and force us to further rely on alternative sales channels, where we may not be as successful selling our applications, and which could require us to significantly increase our sales and marketing expenses.

➢	Actual or perceived security vulnerabilities in mobile phones could adversely affect our revenues.

Maintaining the security of mobile phones and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that may attack wireless networks and mobile phones. Future threats could lead some customers to seek to return our applications, reduce or delay future purchases or reduce or delay the use of their mobile phones. Wireless carriers and mobile phone manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new mobile phone models. Any of these activities could adversely affect our revenues.

➢	Changes in government regulation of the media and wireless communications industries may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere which could restrict the media and wireless communications industries, including customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting through wireless carriers. We anticipate that regulation of our industry will increase, and we will be required to devote legal and other resources to addressing such regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our applications.

➢	A decline in, or limitation on, the use of mobile phones would negatively impact our business.

A number of public and private entities have begun to restrict the use of mobile phones on their premises. For example, many places of worship, restaurants, hospitals, medical offices, libraries, museums, concert halls and other private and public businesses restrict the use of mobile phones due to privacy concerns, the inconvenience caused by mobile phone users to other patrons and the disruption mobile phones may cause to other electronic equipment at these locations.

         Legislation has also been proposed in the U.S. Congress and by many states and municipalities to restrict or prohibit the use of mobile phones while driving motor vehicles. Some states and municipalities in the United States have already passed laws restricting the use of mobile phones while driving, and similar laws have been enacted in other countries. These laws and other potential laws prohibiting or restricting the use of mobile phones could reduce demand for mobile phones generally and, accordingly, the demand for our applications, which could reduce our ability to increase or maintain sales of our applications.

         A number of studies have examined the health effects of mobile phone use and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, and any media reports suggesting such a link, could reduce demand for mobile phones and, accordingly, the demand for our applications.

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

Other Risk Factors

➢	The price of our common stock has been and may continue to be volatile.

                The trading price of our common stock has been and is likely to continue to be highly volatile.  Our stock price could be subject to wide fluctuations in response to factors such as:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations, new products or services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	the addition or loss of strategic relationships or relationships with our key customers;

•	conditions or trends in the wireless markets;

•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments or of significant new product developments or changes in business strategy;

•	legal, regulatory or political developments;

•	additions or departures of key personnel; and

•	general market conditions.

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

                Of the 13,436,524 shares of our common stock outstanding as of March 28, 2005, an aggregate of 6,450,494 shares are freely tradable without restriction in the public market unless the shares are held by "affiliates," as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

                In addition, as of March 28, 2005, there were:

•	outstanding warrants to purchase 3,458,788 shares of our common stock;

•	options to purchase 949,578 shares of our common stock, 682,161 of which were fully vested; and

•	2,407 outstanding shares of our Series A Stock, plus related dividends, which are convertible into 17,692 shares of Summus’ common stock.

                The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that such sales could occur. These sales might also make it more difficult for us to sell equity securities in the future at a price that we think is appropriate, if at all. A large volume of sales by the selling stockholders could have a significant adverse impact on the market price of our common stock.

➢
Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which would increase compensation costs and may cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Public Company Accounting Oversight Board, the SEC and various other bodies. A change in those policies could have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. For example, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies have passed new rules that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has announced changes to GAAP that will require us to record a charge to earnings for employee stock option grants.

In addition, if we are able to begin trading on other exchanges, they have regulations which generally require stockholder approval for all stock option plans, which could make it more difficult or expensive for us to grant stock options to employees. We may, as a result of these changes, incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, operating results and financial condition.

➢
Our Directors and Executive Officers beneficially own approximately 10.52 % of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

                As of March 28, 2005, our executive officers, directors and affiliated persons beneficially owned approximately 10.52% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Summus, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                We do not use any derivative financial instruments for hedging, speculative or trading purposes.  Our exposure to market risk is currently immaterial.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                The financial statements and supplementary data filed with this report are set forth in the “Index to Financial Statements and Schedules” following Part IV of this annual report.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Summus and was made known to them by others within those entities, particularly during the period when this report was being prepared.

                In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 9B.    OTHER INFORMATION.

Not Applicable

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

                The following table provides information regarding the members of our Board of Directors including their ages, the year they were first elected as directors and the expiration of their terms as directors.

Name	Age	First Year Elected as Director	Term Expires

Gary E. Ban	41	2004	2005
Stephen M. Finn	55	2004	2005
Neil R. Guenther	51	2003	2005
Scott W. Hamilton	47	2004	2005
J. Winder Hughes	46	2003	2005

                Pursuant to a letter agreement between Summus and Hughes Capital Investors, L.L.C. dated September 26, 2003, Summus agreed that (i) upon the receipt Summus of a minimum of $2,000,000 in equity financing from the Series D convertible preferred stock, being arranged by Hughes Capital, it could nominate one (1) director to the Board of Directors of Summus and (ii) upon the receipt by Summus of a minimum cumulative amount of $4,000,000 in equity financing from the Series D convertible preferred stock, Hughes Capital could nominate one (1) additional director (for a total of two (2) Directors) to Summus’ Board of Directors. Subject to (i) the approval of the then current Board of Directors, whose approval was not to be unreasonably withheld, and (ii) the satisfactory completion of an investigation of such nominees by an investigative service selected by Summus, in its sole discretion, such nominees were to be appointed by the Board of Directors to serve as Directors and to be submitted to the stockholders of Summus at its next annual meeting of stockholders for election.

                A total of $4,000,000 was raised in the offering of the Series D convertible preferred stock.  On December 22, 2003, Hughes Capital nominated J. Winder Hughes to the Board of Directors.  On February 2, 2004, Hughes Capital nominated Stephen M. Finn to the Board of Directors.  After an investigation of each nominee by an investigative service selected by us, each of these nominees were unanimously approved by Summus’ full Board of Directors.  Both Mr. Hughes and Mr. Finn will serve until Summus’ 2005 annual meeting of stockholders or until their successors have been appointed or elected and qualified.  Mr. Hughes and Mr. Finn will also be nominated and their names submitted to Summus’ stockholders for election as Directors to serve a one-year term beginning with the 2005 annual meeting.

Advisory Board Members

                Our Board of Directors has an advisory board.  The current member of the advisory board is Bob Bruggeworth, who is CEO of RF Micro Devices, Inc. Members of the advisory board are appointed through resolution of the Board and consult and advise the Board as to industry and business matters. At the request of the Board, members of the advisory board may attend Board meetings and participate in such meetings, but they have no vote.  Members of the advisory board will not be deemed to be directors of Summus and will not be subject to any fiduciary or similar duties to Summus solely by virtue of membership on the advisory board.  Each member of the advisory board is required to execute a confidentiality and non-disclosure agreement with Summus and will be considered an “insider” of Summus, subject to our insider trading policies.

Executive Officers

                The following table provides information regarding our executive officers, the capacity in which they serve Summus, when they assumed office, and their ages.

Name	Office	Officer Since	Age
Gary E. Ban	Chief Executive Officer	2001	41
Andrew L. Fox	Executive Vice-President - Sales and Business Development	2001	41
Donald T. Locke	Chief Financial Officer and General Counsel	2004	45

Business Experience of Directors, Officers, Advisory Board Members, and Other Key Employees

               Gary E. Ban joined Summus as its Chief Operating Officer in February 2001 and was elected as Summus’ Chief Executive Officer on February 17, 2004. Mr. Ban was also appointed as a Director of Summus in September 2004. In his past role as Chief Operating Officer of Summus, Mr. Ban had supervisory responsibility over operations, information technology and human resources. Prior to joining Summus, Ltd. in September 1999, Mr. Ban held a variety of executive-level management positions establishing direction and operational implementation for business, financial and engineering systems integration.  From November 1996 through August 1999, Mr. Ban served as Director of Customer Integration for ABB Power T&D Inc.'s electricity metering group, where he was responsible for global systems integration for large-scale information management solutions.  Mr. Ban holds an M.B.A. from Duke University and a bachelor's degree in industrial management and an associate applied science degree in computer engineering from the Milwaukee School of Engineering.

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

                Stephen M. Finn was appointed to our Board of Directors in February 2004. Mr. Finn currently serves as president of Solstice, a media production and technology consulting firm. He began a career as an award-winning professional photographer, extending his skills to the worlds of computer graphics and video production as these technologies evolved. Based on this experience, Mr. Finn founded Solstice in 1978 specializing in corporate theater, sales and marketing development, product introduction and branding.  Solstice also focuses on translating technology advances into strategic product concepts.

                Andrew L. Fox has been Summus’ Executive Vice President - Sales and Business Development since February 2004. Prior to that Mr. Fox served as our Vice-President - Sales and Business Development since February 2001. Mr. Fox is responsible for sales, business development and content acquisition activity for Summus. Before joining Summus, Mr. Fox was marketing director at RealNetworks, a provider of software products and services for Internet media delivery. At RealNetworks, he was part of the initial RealAudio and RealVideo launch teams, and also started and ran RealNetworks Enterprise Group. He has also served as a Sales and Marketing Manager for IBM's Wireless Data Division and a Product Manager at IBM's Networking Hardware Division. Mr. Fox holds a master of business administration degree and an undergraduate degree in computer science and electrical engineering from Duke University.

                Neil R. Guenther was appointed to our Board of Directors in February 2003.  Dr. Guenther has been a stockholder of Anesthesiology Associates of Wisconsin since 1992 and has served as the President of its Board of Directors since January 2002. Dr. Guenther received his Bachelor of Science degree from the University of Wisconsin in 1977 and his medical degree from the Medical College of Wisconsin in 1983.  Dr. Guenther is a member of the National Association of Corporate Directors.

Scott W. Hamilton was appointed to our Board of Directors in April 2004. Mr. Hamilton has over twenty years of marketing and business development experience in new and emerging markets. In June 2002 Mr. Hamilton founded HB Associates, an international strategic outsourcing firm. From 1999 to 2002 he led the restart of Framework Technologies, a provider of Collaborative Product Development Software, to 9th place among the "New England Technology Fast 50" growing companies. Prior to 1999 Mr. Hamilton held senior marketing positions with the consumer divisions of Waddington plc, Nice-Pak Products and PepsiCo.

                J. Winder Hughes was appointed to our Board of Directors in December 2003.  Mr. Hughes is the founder of Hughes Capital Investors L.L.C., an investment group that he formed in 1995. He established the investor partnership, The Focus Fund L.P., in 1999, for which he serves as the managing general partner.  Mr. Hughes, who received his Bachelor of Arts degree in economics from the University of North Carolina in 1980, brings more than 20 years of investment community experience to the Summus board.

  Donald T. Locke joined Summus as a consultant in October 2001 and served as its General Counsel.  In March 2004, he was appointed as Summus’ Chief Financial Officer. Prior to Summus, Mr. Locke was Of Counsel to Kilpatrick Stockton LLP, a large southeastern law firm, where his practice focused on Securities and Exchange Commission, financing and merger and acquisition issues for public companies. Mr. Locke received his bachelor’s degree from Furman University in 1980 and his M.B.A and Law degrees from the University of South Carolina in 1986 and 1987, respectively.

               Juan A. Pons joined Summus as its Vice-President of Server Development in August 2004. Mr. Pons is responsible for architecture, design and implementation of Summus’ application servers. Mr. Pons has more than 12 years of experience in systems design and development, specializing in the application of standards-based Internet technologies to business problems. Prior to joining Summus, Mr. Pons helped launch and grow Buildscape, Inc., where he was Director of Infrastructure and Systems Architecture. Mr. Pons has also been a technical advisor and consultant to numerous companies seeking to strengthen their technology portfolios by leveraging Internet and Open Source based technologies. Mr. Pons attended Clark University in Worcester, MA, where he received a Bachelors degree in Computer Science.

Family Relationships

                There are no family relationships between or among any of our directors and executive officers.

Board of Directors and Committees of the Board of Directors

                Our Board of Directors is responsible for establishing broad corporate policies and for our overall performance.  During the fiscal year ended December 31, 2004, the Board of Directors held 11 meetings.  The Board of Directors has an Audit Committee, Compensation Committee, and Nominating Committee.

                During the fiscal year ended December 31, 2004, our Audit Committee met 5 times.  Its members during the last fiscal year were Neil R. Guenther and J. Winder Hughes. The Audit Committee reviews Summus’ auditing, accounting, financial reporting, and internal control functions and makes recommendations to the Board of Directors for the selection of independent accountants.  In addition, the Audit Committee monitors the quality of our accounting principles and financial reporting, as well as the independence of and the non-audit services provided by our independent accountants.  The Audit Committee discusses with the auditors their independence and obtains at least annually the auditors’ written statement describing their independent status.

                Neither of the members of the Audit Committee qualifies as an “Audit Committee Financial Expert”, as such term is defined in the rules and regulations of the Securities and Exchange Commission.  However, the Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee.  The Board of Directors will consider adding a qualified member to the Board of Directors and the Audit Committee who will meet the requirements of an “Audit Committee Financial Expert”.  Until that time, the Audit Committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

                During the fiscal year ended December 31, 2004, the Compensation Committee met 1 time.  Its members during the last fiscal year were J. Winder Hughes and Stephen M. Finn. The Compensation Committee determines, reviews, approves, and reports to the Board of Directors on all elements of the compensation for our executive officers including salaries, bonuses, stock options, benefits, and other compensation arrangements.

                During the fiscal year ended December 31, 2003, the Nominating Committee did not meet. Its member during the last fiscal year was Neil R. Guenther. The Nominating Committee shall consider candidates for the Board of Directors of the Corporation and shall make all nominations for Directors to the full Board of Directors.

                During the last fiscal year, no Directors attended fewer than seventy-five percent (75%) of the aggregate of the total number of meetings of the Board of Directors held during the period they served as Directors and the total number of meetings held by the committees of the Board of Directors during the period that they served on any such committees of the Board of Directors.

Code of Ethics

                We have adopted a Code of Ethics within the meaning of Item 405(b) of Regulation S-K of the Securities Exchange Act of 1934.  This Code of Ethics applies to all Directors, officers and employees of Summus.  A copy of our Code of Ethics is publicly available on our website at www.summus.com .

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

                Based solely on review of the copies of such reports furnished to us, or written representations that no reports were required, we believe that for the period from January 1, 2004 through December 31, 2004, all executive officers, Directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.                EXECUTIVE COMPENSATION

Executive Compensation

                The following table provides certain summary information concerning the compensation paid during the fiscal years ended 2004, 2003, and 2002 to (i) the Chief Executive Officer and (ii) to each of the two other most highly compensated executive officers of the Summus (based on salary and bonus received during the last fiscal year) who were serving as executive officers of Summus at the end of the fiscal year ended December 31, 2004, and whose aggregate compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table (1)

		Annual Compensation	Long-term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Restricted Stock Awards ($)	Securities Underlying Options (#) (2) (9)	All Other Compensation ($)

Gary E. Ban	2004	$214,000 (10)	--	126,919 (4)	$24,005 (11)
Chief Executive	2003	$171,237 (3)	--	11,632 (4)	$1,650
Officer	2002	$144,552	$15,250 (5)	46,484 (4)	$1,185

Donald T. Locke	2004	$192,000 (12)	--	100,000	$24,000 (13)
General Counsel and	2003	$125,911(7)	--	--	$200,000 (8)
Chief Financial (6)	2002	$35,900(7)	--	6,000	--

Andrew L. Fox	2004	$171,064 (14)	--	100,000	--
Executive Vice-	2003	$127,481 (14)	--	--	--
President - Business	2002	$130,508 (14)	--	2,735	--
Development
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
(3)

$39,000 of the total amount of cash salary compensation paid to Mr. Ban in 2003 was for a bonus amount owed to Mr. Ban since February 16, 2001, pursuant to his original employment agreement with Summus.

(4)

1,919, 11,632 and 5,167 of these options received by Mr. Ban in 2004, 2003 and 2002, respectively, were granted pursuant to the Summus’ Alternative Compensation Plan in lieu of cash compensation owed to him.

(5)

This amount was paid to Mr. Ban by the issuance of 1,525 restricted shares of Summus’ common stock in lieu of cash compensation for salary owed to them.  The restrictions on these shares lapsed on April 25, 2003.

(6)	Mr. Locke was appointed as Summus’ Chief Financial Officer on March 26, 2004. Prior to this date Mr. Locke was a consultant serving as Summus’ General Counsel since October 2001.
(7)	All amounts paid to Mr. Locke in 2002 and 2003 were paid to him as a consultant to Summus.

(8)

Mr. Locke converted $200,000 owed to him for services rendered to Summus as a consultant from October 2001 until December 2002 into warrants to purchase 33,334 shares of Summus common stock with an exercise price of $6.00 per share.

(9)	All numbers related to stock options have adjusted retroactively to give effect to Summus’ one (1) for ten (10) reverse stock split which was effective as of March 11, 2005.
(10)

$39,000 of the total amount of cash salary compensation paid to Mr. Ban in 2004 was for a bonus amount owed to Mr. Ban since February 16, 2001, pursuant to his original employment agreement with Summus.

(11)

Mr. Ban was issued a total of 18,466 shares of Summus common stock, valued at $1.30 per share for $24,005 owed to him. $13,000 of this amount was for a bonus amount owed to Mr. Ban since February 16, 2001, pursuant to his original employment agreement with Summus, and $11,005 was for back salary owed to Mr. Ban.

(12)	$78,000 of this amount was of cash salary compensation paid to Mr. Locke in 2004 was for amounts owed to him for his consulting services from 2002.
(13)	Mr. Locke was issued a total of 18,462 shares of Summus common stock, valued at $1.30 per share for $24,000 owed to him from consulting services provided to Summus in 2002.
(14)	$51,064, $7,481 and $10,508 of the total amount of cash salary compensation paid to Mr. Fox in 2004, 2003 and 2002 respectively, were for commissions earned by him in those years.

 Option Grants During Last Fiscal Year

                The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 2004, to the Named Executive Officers.

Name	Number of Securities Underlying Options/SARs Granted (#) (2)	Percent of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(4)

Gary E. Ban	125,000(1)	31.3%	$1.40	7/28/14	$175,000
Gary E. Ban	1,919(3)	0.6%	$1.90	1/1/14	$3,262
Donald T. Locke	100,000(1)	25.0%	$1.40	7/28/14	$140,000
Andrew L. Fox	100,000(1)	25.0%	$1.40	7/28/14	$140,000

_________________
(1)

All of these options are subject to the terms of Summus’ Third Amended and Restated Equity Compensation Plan.  All of these options were vested at the rate of one-thirty sixth (1/36) of the amount of the grant per month from the grant date of February 18, 2004.

(2)	All options were granted at an exercise price equal to the fair market value of Summus’ common stock on the date of grant.
(3)	This grant was vested in full on the date of grant.
(4)

The values in this column have been prepared using the Black-Scholes model.  The calculations made pursuant to this model assume (a) volatility of 1.218, (b) a risk-free rate of return ranging from 3.36 % to 3.82%, (c) a dividend yield of 0%, and (d) an expected option life of five years.

Aggregated Option Exercises and Fiscal Year-End Option Values

                The following table sets forth information concerning the number and intrinsic value of stock options held by the Named Executive Officers on December 31, 2004. Year-end values are based on the fair market value of $6.00 per share as of December 31, 2004, as reported on the OTC Bulletin Board System.  They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance.  No Named Executive Officer exercised any options during the 2004 fiscal year.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Gary E. Ban	96,650	90,277	$210,076	$415,274
Andrew L. Fox	69,263	72,222	$146,529	$332,221
Donald T. Locke	34,595	72,222	$134,279	$332,221

Employment Agreements with Gary E. Ban, Andrew L . Fox and Donald T. Locke

On July 28, 2004,  Summus entered into employment agreements with each of Gary E. Ban, Donald T. Locke and Andrew L. Fox. All defined terms used in this description of these employment agreements shall have the meanings as set forth in the agreements, copies of which are attached as Exhibits 10.6, 10.7 and 10.8, respectively, to this annual report on Form 10-K. The employment agreements name Mr. Ban as Chief Executive Officer; Mr. Fox as Executive Vice-President of Business Development and Sales; and Mr. Locke as Chief Financial Officer and General Counsel.  The current annual base salaries for each of these officers is as follows:

Name of Executive                                               Initial Annual Base Salary
Gary E. Ban                                                                           $175,000
Donald T. Locke                                                                   $144,000
Andrew L. Fox                                                                      $120,000

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

In addition to the annual base salary, the Board, in its discretion, may pay each executive a bonus commensurate with other bonuses paid to employees of Summus and take into account the total compensation paid to executives of other companies which would be competitive for the executive’s services.  Messrs. Ban and Locke shall receive a bonus of 100% of their annual base salary upon the achievement of Summus’ annual objectives as set by the Board of Directors. Messrs. Ban and Locke did not receive a bonus in 2004.

Mr. Fox shall receive (i) a commission bonus of $10,000 for each transaction brought to Summus by him that Summus receives a gross profit of $250,000 from; (ii) a three percent (3%) commission bonus of the gross profit received by Summus from all transactions brought to Summus by him; and (iii) a one percent (1%) commission bonus of the gross profit received by Summus from all other transactions of Summus brought by personnel under Mr. Fox’s supervision.  No funds under these bonus provisions of Mr. Fox’s agreement shall be payable to him until funds are received by Summus.  Mr. Fox shall receive the commission bonuses set forth in items (ii) and (iii) of this paragraph for a period of eighteen (18) months from the launch of each such product related to these transactions arranged by him or by personnel under his supervision, as the case may be.  After such eighteen (18) month period has expired, the commission bonuses payable to Mr. Fox for a particular transaction shall expire and no longer be payable to him.

Any bonuses earned by Messrs. Ban, Fox and Locke pursuant to the provisions of their employment agreements shall not be paid to them unless and until Summus has achieved a cash flow positive position, which will be certified to the Board of Directors by an executive officer of Summus.

Under these employment agreements, Summus granted to Messrs. Ban, Fox and Locke options to purchase 125,000 100,000 and 100,000 shares of Summus common stock, respectively.  These options vest in equal monthly installments over the thirty-six (36) month period beginning February 18, 2004.

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

Each executive’s employment under their respective Agreements shall be terminated immediately on his death and may be terminated by the Board:

•	at any time after the Permanent Disability of executive;

•	at any time without Cause prior to a Change of Control;

•	at any time without Cause upon a Change of Control; or

•	at any time for Cause.

If an executive’s employment is terminated by death, his estate or designated beneficiaries shall be entitled to receive:

•	any accrued but unpaid salary;

•	a cash lump sum payment in respect of accrued but unused vacation;

•	life insurance benefits pursuant to any life insurance policy purchased by Summus on the executive;

•	a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement; and

•	all stock option grants that have vested as of the executive’s date of death.

If an executive’s employment is terminated by Summus for Permanent Disability, he shall be entitled to receive

•	severance compensation equal to his Base Salary for a period of six (6) months, minus any amounts payable under any short-term disability insurance policy provided by Summus or purchased by executive.

•	a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement;

•	continuation of the insurance provided by Summus for 12 months; and

•	all stock option grants that have vested as of the executive’s date of termination for the remainder of the term of such option grants.

If the executive’s employment is terminated by Summus without Cause prior to a Change of Control, the executive shall be entitled to receive:

•	accrued but unpaid Base Salary to the date of such termination;

•	a cash lump sum payment in respect of accrued but unused vacation days;

•	a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement;

•
acceleration of the vesting of one hundred percent (100%) of the unvested portion of executive’s stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan; and

•	continuation of the insurance provided by Summus for 12 months.

If executive’s employment is terminated by Summus without Cause upon a Change of Control or by Executive for Good Reason at any time, executive shall be entitled to receive:

•
severance compensation equal to his then-current Base Salary for the remaining Term of this Agreement; provided, however, that the executive’s severance compensation shall not be less than one (1) year of his then-current Base Salary;

•	a cash lump sum payment in respect of accrued but unused vacation days;

•	the full amount of any bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement;

•
acceleration of the vesting of one hundred percent (100%) of the unvested portion of executive’s stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan; and

•	continuation of the insurance provided by Summus for 12 months.

If executive’s employment is terminated by Summus for Cause or by the executive without Good Reason upon a Change of Control (other than as a result of executive’s Permanent Disability or death), Summus shall not have any other or further obligations to executive under this Agreement, except:

•	as may be provided in accordance with the terms of retirement and other benefit plans of Summus;

•	as to that portion of any unpaid Base Salary and other benefits accrued and earned under this Agreement through the date of such termination;

•	all stock option grants that have vested as of the Executive’s date of termination for the remainder of the term of such option grants; and

•	as to benefits, if any, provided by any insurance policies in accordance with their terms.

If executive’s employment is terminated by Summus for Cause at any time during the Term, Executive shall immediately forfeit any and all unvested stock rights, stock options and other such unvested incentives or awards previously granted to him by the Summus and any Bonus earned by him but not paid pursuant to the Agreement. Each of the employment agreements also contains customary covenants with respect to the non-disclosure of confidential or proprietary information regarding our business, prospects, finances, operations and trade secrets that have no finite duration.

Stock Option Plan

                The following summary description of our Third Amended and Restated 2000 Equity Compensation Plan (the “Plan”) is not intended to be complete and is qualified by reference to the copy of the Plan, filed as Exhibit 10.5 to Summus’ Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                The Plan, as adopted by the stockholders on January 27, 2000, and subsequently amended by the Board of Directors, is intended to provide incentives:

•
to the officers and other employees of Summus and its subsidiaries by providing them with opportunities to purchase shares of common stock in Summus pursuant to options granted under the Plan which qualify as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);

•
to directors, officers, employees and consultants of Summus and its subsidiaries by providing them with opportunities to purchase shares of common stock in Summus pursuant to options granted under the Plan which do not qualify as ISOs (“non-qualified options”) (ISOs and non-qualified options being collectively referred to as “options”); and

•
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

                Stock Awards.  Stock awards are to be granted only in payment of compensation that has been earned or as compensation to be earned.  All shares of common stock subject to a stock award are to be valued at no less than 100% of the Fair Market Value of such shares on the date of the stock award’s grant. Shares of common stock subject to a stock award may be issued or transferred to the participant at the time of grant or at a subsequent time, or in installments, as the Committee determines. A stock award will be subject to the terms and conditions the Committee determines; however, upon issuance of the shares, the participant shall be entitled to receive dividends, exercise voting rights and exercise all other rights of a stockholder except as otherwise provided in the stock award.

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

                Authorized but unissued shares of common stock of Summus, shares of common stock that are not delivered or purchased under the Plan, and shares reacquired by Summus, for reasons including a forfeiture, termination of employment, expiration or cancellation of an option, can be issued under the Plan. As of June 24, 2004, the Board adopted resolutions to amend the Plan to increase the number of shares reserved for grant under the Plan to 1,500,000. As of March 28, 2005, we have issued 949,578 options to purchase shares of common our stock; 682,161 of these options are currently vested.

                Amendment of the Plan.  The Plan provides that our Board of Directors may amend or terminate the Plan at any time, provided, however, that specific types of amendments require approval of our stockholders and no such action may be taken which adversely affects any award previously granted to a participant under the Plan without the written consent of the Participant.

Compensation of Directors

The members of the Board of Directors who are not executive officers or employees of Summus receive:

•	a one-time grant of options to purchase 3,000 shares of our common stock upon their initial appointment;

•	an annual grant of options to purchase 4,000 shares of our common stock on April 1 of each year, or a pro rata portion if the Director’s service begins after April 1 of a particular year;

•	an annual grant of options to purchase 250 shares of common stock for each committee of the Board of Director’s on which he serves; and

•	the reimbursement of travel expenses for travel by members of the Board of Directors who reside outside of the local area.

                Each of these grants to members of our Board of Directors as described above have an exercise price equal to the fair market value of our common stock on the date of grant; vest quarterly over a one-year period from the date of grant; and have a ten-year life.

 Pursuant to the Working Director Option Program, those non-employee Directors that provide at least fifty (50) hours of work per month to Summus, as determined by the Chief Executive Officer for tasks related to the formulation, feasibility, funding and execution of the long term strategy of the Corporation, as well as other tasks assigned to them by the Chief Executive Officer, receive options to purchase 1,500 shares of common stock of the Corporation for each month in which they provide such services. These options are priced at the closing price of the Corporation’s common stock on the last trading day of the respective month in which such services are provided. During 2004, Messrs. Hughes and Finn received options under this plan.

          During fiscal year 2004, the outside members of our Board of Directors were issued the following grants of options opposite their names.

Name	Options Issued	Issuance Date	Exercise Price

Stephen M. Finn	3,000	6/11/2004	1.60
	636	6/11/2004	1.60
	4,250	6/11/2004	1.20
	1,500(1)	4/30/2004	1.80
	1,500(1)	5/28/2004	1.80
	1,500(1)	6/30/2004	1.90
	1,500(1)	7/30/2004	1.80
	1,500(1)	8/31/2004	1.80
	1,500(1)	9/30/2004	3.20
	1,500(1)	10/31/2004	4.00
	1,500(1)	11/30/2004	4.50
	1,500(1)	12/30/2004	6.00

Neil R. Guenther	4,250	6/11/2004	1.20

Scott W. Hamilton	3,000	6/14/2004	0.90
	3,760	6/14/2004	1.20

J. Winder Hughes	1,500(1)	4/30/2004	1.80
	1,500(1)	5/28/2004	1.80
	1,500(1)	6/30/2004	1.90
	1,500(1)	7/30/2004	1.80
	1,500(1)	8/31/2004	1.80
	1,500(1)	9/30/2004	3.20
	1,500(1)	10/31/2004	4.00
	1,500(1)	11/30/2004	4.50
	1,500(1)	12/30/2004	6.00
	4,500	6/14/2004	1.20

____________________

(1) Option granted pursuant to the Working Directors Option Plan.

Compensation Committee Interlocks and Insider Participation

                The Compensation Committee currently consists of Mr. Hughes and Mr. Finn, neither of which is or has been an officer or employee of Summus. No interlocking relationship existed during the fiscal year ended December 31, 2004, between Summus’ Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                The following table sets forth, as of March 28, 2005, certain information regarding beneficial ownership of our common stock by: (i) each of our directors, (ii) each Named Executive Officer, as such term is defined in the regulations of the SEC, (ii) all directors and executive officers as a group and (iii) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock.  As of March 28, 2005, we had 13,436,524 shares of common stock issued and outstanding.  As of that date, we also had 2,407 shares of  Series A convertible preferred stock issued and outstanding.  The Series A convertible preferred stock is non-voting, except in certain instances under Delaware.

                Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 28, 2005, are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding the options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. The persons and entities named in the table have sole voting power and sole investment power of the shares reflected by their names, except as otherwise noted.

                Unless otherwise specified, the address for each beneficial owner is c/o Summus, Inc. 434 Fayetteville Street, Suite 600, Raleigh, North Carolina 27601.

Name and Address of Beneficial Owner(1)	Shares Owned Beneficially	Percent of Shares of Common Stock Outstanding

Gary E. Ban	162,463 (2)	1.20%
Stephen M. Finn	90,136 (3)	*
Neil R. Guenther	291,796 (4)	2.15%
Scott W. Hamilton	7,731 (5)	*
J. Winder Hughes	740,946 (6)	5.43%
Andrew L. Fox	96,908 (7)	*
Donald T. Locke	97,501 (8)	*
JDS Capital Management, LLC	2,196,450 (9)	15.90%
Empire Capital Partners, LP	1,712,300	12.74%
Donald D. Hammett	960,471 (10)	7.14%
John A. Williams	705,328	5.25%

All Executive Officers and Directors as a Group (7 persons)(11)	1,487,481 (12)	10.52%

__________________

*      Represents beneficial ownership of less than one percent (1%) of common stock.

(1)	Based upon information supplied by officers and directors and filings under Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").

(2)	Includes 110,525 shares of common stock underlying options and 1,255 shares of common stock underlying warrants that are exercisable within 60 days of March 28, 2005.

(3)	Includes 31,250 shares of common stock underlying warrants and 21,386 shares of common stock underlying options that are exercisable within 60 days of March 28, 2005.

(4)
Includes (i) 4,000 shares of common stock held in the names of Dr. Guenther’s children, (ii) 136,130 shares of common stock underlying warrants and 12,330 shares of common stock underlying options that are exercisable within 60 days of March 28, 2005, and (iii) 8,000 shares of common stock underlying warrants held in the names of Dr. Guenther’s children that are exercisable or convertible within 60 days of March 28, 2005.

(5)	Includes 971 shares of common stock underlying options and 6,760 shares of common stock underlying warrants that are exercisable within 60 days of March 28, 2005.

(6)
Includes 174,412 shares of common stock underlying warrants (75,000 of which are held in the name of The Focus Fund L.P., of which Mr. Hughes is the managing partner) and 22,110 shares of common stock underlying options that are exercisable within 60 days of March 28, 2005.

(7)	Includes 96,374 shares of common stock underlying options that are exercisable within 60 days of March 28, 2005.

(8)	Includes 45,705 shares of common stock underlying options and 33,334 shares of common stock underlying warrants that are exercisable within 60 days of March 28, 2005.

(9)	Includes 375,000 shares of common stock underlying warrants that are exercisable within 60 days of March 28, 2005.

(10)	Includes 10,000 shares of common stock underlying warrants that are exercisable within 60 days of March 28, 2005.

(11)	Includes shares beneficially owned by all current directors and executive officers.

(12)	Includes 315,190 shares of common stock underlying options and 385,352 shares underlying warrants that are exercisable within 60 days of March 28, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

                The Third Amended and Restated 2000 Equity Compensation Plan was created in 2000 for the purpose of granting incentive or non-qualified stock options to employees, contractors, or directors of Summus. A total of 200,000 shares were initially authorized under the plan.   Subsequently, the Board has amended the plan to increase the authorized shares currently to 1,500,000 shares. Options granted under this plan were priced either at the fair market value of our common stock on the date of grant or at prices below the fair market value of our common stock and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan.  As of December 31, 2004, this plan is still in effect. There are no equity compensation plans approved by stockholders at the present time.

Equity Compensation Plans Not Approved by the Stockholders	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding - Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(3)
	(a)	(b)	(c)
Third Amended and Restated 2000 Equity Compensation Plan(1)	1,101,029	$11.16	295,398
Stock Options Issued Outside of Equity Compensation Plans(2)	42,961	$14.40	N/A

__________________
(1)
The Third Amended and Restated 2000 Equity Compensation Plan was originally approved by stockholders and authorized 200,000 shares for issuance. The plan was subsequently amended by the Board to increase the authorized number of shares to 1,500,000 and is therefore classified as a plan not approved by our stockholders.

(2)
These options were granted to Dr. Jawerth outside of the 2000 Amended and Restated Equity Compensation Plan in 2001 since only a maximum of 50,000 options could be granted pursuant to such plan in any one fiscal year.

(3)	This column excludes securities reflected in column (a).

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

            The aggregate fees billed to us by Ernst & Young LLP for the audit of our annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $169,886 and $169,996, respectively.

Audit-Related Fees

                Summus did not incur or pay any fees to Ernst & Young LLP, and Ernst & Young LLP did not provide any services related to audit-related fees in either of the last two fiscal years.

Tax Fees

                The aggregate fees billed to Summus by Ernst & Young LLP for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2004 and 2003 totaled $0 and $0, respectively.

All Other Fees

                  The aggregate fees billed to Summus by Ernst & Young LLP for products and services, other than those as reported above for Audit Fees, Audit-Related Fees and Tax Fees, for the fiscal years ended December 31, 2004 and 2003 totaled $0 and $0, respectively.

            It is the audit committee’s policy to pre-approve all services provided by Ernst & Young LLP.  All services provided by Ernst & Young LLP during the years ended December 31, 2003 and 2004 were pre-approved by the audit committee.

            As of the date of this filing, our current policy is to not engage Ernst & Young LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that Summus engage Ernst & Young LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

              The Audit Committee considered and determined that the provision of the services other than the services described under “Audit Fees” is compatible with maintaining the independence of the independent auditors.

64

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

3(I).2*
Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).3*
Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000 (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).4*
Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, changing our name to Summus, Inc. (USA) (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).5*
Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).6*
Articles of Amendment and Statement of Rights and Preferences of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).7*
Articles of Amendment and Statement of Rights and Preferences of the Series D Convertible Preferred Stock dated September 25, 2003 (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).8*
Articles of Amendment and Statement of Rights and Preferences of the Series E Convertible Preferred Stock dated October 17, 2003 (incorporated by reference to Exhibit 3.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).9*
Amendment to Amended and Restated Articles of Incorporation, filed December 3, 2003, increasing our authorized common stock, par value $.001, from 100,000,000 shares to 185,000,000 shares (incorporated by reference to Exhibit 3(I).9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

3(I).10	Articles of Amendment to Amended and Restated Articles of Incorporation effecting a one (1)-for ten (10) Reverse Stock Split of our Common Stock

3(I).11	Articles of Merger of Summus, Inc. (USA), a Florida corporation, into Summus, Inc., a Delaware corporation

3(I).12.	Certificate of Incorporation of Summus, Inc., a Delaware corporation

3(II).1	Bylaws of Summus, Inc., a Delaware corporation

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.2*	Form of Subscription Agreement for private placement sales of our common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

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

4.6*
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

4.8*	Form of Securities Purchase Agreement for 12% Senior Notes (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated as of December 20, 2004)

4.9*	Form of 12% Senior Notes (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated as of December 20, 2004)

4.10*	Form of Warrants issued in connection with the 12% Senior Notes (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated as of December 20, 2004)

4.11*	Form of Registration Rights Agreement in connection with 12% Senior Notes (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated as of December 20, 2004)

4.12*
Form of Warrant issued in connection with our Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.13*
Form of Registration Rights Agreement in connection with Summus’ issuance of its Senior Convertible Debt and Common Stock (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004)

10.1*
Asset Purchase Agreement, dated October 30, 2000, among Summus, Inc., Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.2*
Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.3*
Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.4*
Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.5*
Third Amended and Restated Summus 2000 Equity Compensation Plan, effective June 24, 2004 (incorporated by reference to Exhibit 10.10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.6*
Executive Employment Agreement, dated as of July 28, 2004, between Summus and Gary E. Ban (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.7*
Executive Employment Agreement, dated as of July 28, 2004, between Summus and Donald T. Locke (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.8*
Executive Employment Agreement, dated as of July 28, 2004, between Summus and Andrew L . Fox (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.9*
Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and Summus, Inc. (incorporated by reference to Exhibit 10.31 to our Form 10 filed on July 5, 2001)

10.10*	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. (incorporated by reference to Exhibit 32 to our Form 10 filed on July 5, 2001)

10.11*
Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. . (incorporated by reference to Exhibit 33 to our Form 10 filed on July 5, 2001)

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of Summus - None

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Gary E. Ban, Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Donald T. Locke, Chief Financial Officer

32.1	Section 1350 Certificate of Gary E. Ban, Chief Executive Officer

32.2	Section 1350 Certificate of Donald T. Locke, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Summus, Inc.

We have audited the accompanying balance sheets of Summus, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Summus, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summus, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with, U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 25, 2005
Raleigh, North Carolina

Summus, Inc.

Balance Sheets

	December 31
	2004	2003
Assets
Current assets:
Cash	$1,405,788	$2,188,645
Accounts receivable	801,698	480,494
Prepaids and other current assets	101,315	15,800
Total current assets	2,308,801	2,684,939

Equipment, software and furniture, net	97,005	195,999
Total assets	$2,405,806	$2,880,938

	December 31
	2004	2003

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,167,259	$1,350,940
Accrued salaries and related costs	187,029	439,595
Accrued interest	96,068	82,812
Current portion of notes payable	307,668	270,195
Capital lease obligations, current portion	-	17,296
Preferred stock dividends payable	-	218,143
Convertible notes payable, net of discount of $743,715	681,285	-
Total current liabilities	2,439,309	2,378,981

Notes payable, less current portion	53,693	215,932

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 10,000 shares designated, 2,407 and 2,078 shares issued and outstanding at December 31, 2004 and 2003, respectively (liquidation preference of $2,471,195 as of December 31, 2004)	2,407,295	2,078,312
Series C convertible preferred stock, $0.001 par value; 3,000 shares designated, zero and 1,310 shares issued and outstanding at December 31, 2004 and 2003, respectively	-	365,566
Series D convertible preferred stock, $0.001 par value; 4,000 shares designated, zero and 2,900 shares issued and outstanding at December 31, 2004 and 2003, respectively	-	2,015,604
Series E convertible preferred stock, $0.001 par value; 200 shares designated, zero and 170 shares issued and outstanding at December 31, 2004 and 2003, respectively	-	119,460
Common stock, $.001 par value, 185,000,000 shares authorized; 12,105,257 and 6,940,870 issued and 12,101,407 and 6,937,020 outstanding at December 31, 2004 and 2003, respectively	12,101	6,937
Additional paid-in capital	52,485,043	46,377,754
Deferred compensation	(90,363)	(53,427)
Accumulated deficit	(54,673,653)	(50,396,562)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity (deficit)	(87,196)	286,025
Total liabilities and stockholders’ equity (deficit)	$2,405,806	$2,880,938

See accompanying notes.

Summus, Inc.

Statements of Operations

	Year ended December 31
	2004	2003	2002
Revenues:
Wireless applications and contracts	$5,118,551	$1,395,296	$204,133
Wireless license fees	9,000	249,951	-
Contracts and license fees	43,889	54,027	202,819
Total revenues	5,171,440	1,699,274	406,952
Cost of revenues:
Wireless applications and contracts	2,596,823	1,064,643	118,263
Wireless license fees	-	-	-
Contracts and license fees	7,237	9,596	63,846
Total cost of revenues	2,604,060	1,074,239	182,109
Gross profit	2,567,380	625,035	224,843

Operating expenses:
General and administrative	2,694,571	4,204,029	5,363,025
Research and development	1,822,023	1,056,770	918,948
Sales and marketing	712,869	393,007	792,391
Non-cash compensation	79,521	185,255	364,000
Non-cash consulting	141,708	119,630	887,992
Non-cash settlements	(126,373)	(1,525,698)	-
Total operating expenses	5,324,319	4,432,993	8,326,356
Loss from operations	(2,756,939)	(3,807,958)	(8,101,513)
Interest expense, net	(62,519)	(69,343)	(50,606)
Amortization of discount on debt and beneficial conversion feature	(1,053,349)	-	(418,965)
Net loss	$(3,872,807)	$(3,877,301)	$(8,571,084)
Net loss applicable to common stockholders:
Net loss	$(3,872,807)	$(3,877,301)	$(8,571,084)
Accretion of beneficial conversion feature on preferred stock	(293,444)	(3,286,251)	-
Preferred stock dividends	(175,035)	(171,265)	(183,039)
Net loss applicable to common stockholders	$(4,341,286)	$(7,334,817)	$(8,754,123)
Per share amounts (basic and diluted)	$(0.49)	$(1.19)	$(1.86)

Weighted average shares of common stock outstanding	8,865,807	6,149,125	4,714,930

See accompanying notes.

Summus, Inc.

Statements of Stockholders’ Equity (Deficit)

Convertible Preferred Stock
	Series A		Series B		Series C		Series D
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001	2,000	$2,000,000	6,000	$6	-	$-	-	$-
Common stock and warrants sold for cash	-	-	-	-	-	-	-	-
Common stock, options and warrants issued for services	-	-	-	-	-	-	-	-
Conversion of Series B preferred stock	-	-	(6,000)	(6)	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Payment of Series A preferred stock dividends with additional shares of Series A preferred stoc	446	446,312	-	-	-	-	-	-
Conversion of Series A preferred stock into common stock	(118)	(118,000)	-	-	-	-	-	-
Common stock and warrants issued as payment of unpaid salary amounts	-	-	-	-	-	-	-	-
Common stock and warrants issued in partial settlement of vendor liabilities	-	-	-	-	-	-	-	-
Cash collection on stock subscription receivable	-	-	-	-	-	-	-	-
Beneficial conversion feature related to convertible debentures	-	-	-	-	-	-	-	-
Value of the warrants issued with the convertible debentures	-	-	-	-	-	-	-	-
Common stock issued upon conversion of convertible debentures and related accrued interest	-	-	-	-	-	-	-	-
Write off of the stock purchase receivable	-	-	-	-	-	-	-	-
Deferred compensation recognized in connection with the issuance of stock options	-	-	-	-	-	-	-	-
Reversal of deferred compensation of forfeited stock options	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Stock option exercises	-	-	-	-	-	-	-	-
Warrant exercises	-	-	-	-	-	-	-	-
Elimination of deferred redemption feature	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance at December 31, 2002	2,328	2,328,312	-	-	-	-	-	-
Common stock and warrants sold for cash	-	-	-	-	-	-	-	-
Series C, D and E preferred stock sold for cash	-	-	-	-	1,310	1,310,000	4,000	4,000,000
Stock issuance costs	-	-	-	-	-	-	-	-
Recognition of beneficial conversion feature of Series C, D and E preferred stock	-	-	-	-	-	(659,010)	-	(2,780,144)
Accretion of beneficial conversion feature of Series C, D and E preferred stock	-	-	-	-	-	365,566	-	2,780,144
Value of Series C, D and E warrants	-	-	-	-	-	(650,990)	-	(1,219,856)

Common stock, options and warrants issued for services	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Common stock and warrants issued in settlement of vendor liabilities	-	-	-	-	-	-	-	-
Common stock issued in non-cash settlements	-	-	-	-	-	-	-	-
Deferred compensation recognized in connection with the issuance of stock options	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Conversion of Series A, D and E preferred stock	(250)	(250,000)	-	-	-	-	(1,100)	(764,540)
Warrant exercises	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance at December 31, 2003	2,078	2,078,312	-	-	1,310	365,566	2,900	2,015,604
Accretion of beneficial conversion feature of Series C preferred stock	-	-	-	-	-	293,444	-	-
Issuance of common stock in conjunction with issuance of convertible debt	-	-	-	-	-	-	-	-
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	-	-
Common stock, options and warrants issued for services	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	-	-	-	-
Common stock issued for accrued payroll	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Deferred compensation related to issuance of stock options	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Conversion of Series C, D and E preferred stock	-	-	-	-	(1,310)	(659,010)	(2,900)	(2,015,604)
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	329	328,983	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-
Warrants issued with convertible debt	-	-	-	-	-	-	-	-
Conversion of convertible debt	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-
Balance at December 31, 2004	2,407	$2,407,295	-	$-	-	$-	-	$-

Summus, Inc.

Statements of Stockholders’ Equity (Deficit)
(continued)

					Additional	Stock
	Series E		Common Stock		Paid-In	Purchase
	Shares	Amount	Shares	Amount	Capital	Receivable

Balance at December 31, 2001	-	$-	3,715,148	$3,715	$27,432,481	$(75,000)
Common stock and warrants sold for cash	-	-	905,317	905	6,438,402	-
Common stock, options and warrants issued for services	-	-	39,463	39	952,653	-
Conversion of Series B preferred stock	-	-	567,034	567	(561)	-
Preferred stock dividends	-	-	-	-	-	-
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	-	-	-	-	-	-
Conversion of Series A preferred stock into common stock	-	-	829	1	117,999	-
Common stock and warrants issued as payment of unpaid salary amounts	-	-	17,789	18	177,877	-
Common stock and warrants issued in partial settlement of vendor liabilities	-	-	25,500	26	97,690	-
Cash collection on stock subscription receivable	-	-	-	-	-	10,000
Beneficial conversion feature related to convertible debentures	-	-	-	-	189,655	-
Value of the warrants issued with the convertible debentures	-	-	-	-	190,000	-
Common stock issued upon conversion of convertible debentures and related acrued interest	-	-	172,857	173	501,112	-
Write off of the stock purchase receivable	-	-	-		(65,000)	65,000
Deferred compensation recognized in connection with the issuance of stock options	-	-	-	-	143,950	-
Reversal of deferred compensation of forfeited stock options	-	-	-	-	(126,135)	-
Amortization of deferred compensation	-	-	-	-	-	-
Stock option exercis	-	-	29,030	29	12,721	-
Warrant exercises	-	-	18,963	19	79,794	-
Elimination of deferred redemption feature	-	-	-	-	576,000	-
Net loss for the period	-	-	-	-	-	-

Balance at December 31, 2002	-	-	5,491,930	5,492	36,718,638	-
Common stock and warrants sold for cash	-	-	270,416	270	1,337,312	-
Series C, D and E preferred stock sold for cash	200	200,000	-	-	-	-
Stock issuance costs	-	-	-	-	(184,515)	-
Recognition of beneficial conversion feature of Series C, D and E preferred stock	-	(140,541)	-	-	3,579,695	-
Accretion of beneficial conversion feature of Series C, D and E preferred stock	-	140,541	-	-	-	-
Value of Series C, D and E warrants	-	(59,459)	-	-	1,930,305	-
Common stock, options and warrants issued for services	-	-	21,926	22	112,434	-
Preferred stock dividends	-	-	-	-	-	-
Common stock and warrants issued in settlement of vendor liabilities	-	-	90,694	91	391,597	-
Common stock issued in non-cash settlements	-	-	146,173	146	517,358	-
Deferred compensation recognized in connection with the issuance of stock options	-	-	-	-	11,550	-
Amortization of deferred compensation	-	-	-	-	-	-
Conversion of Series A, D and E preferred stock	(30)	(21,081)	566,756	567	1,035,054	-

See accompanying notes.

Warrant exercises	-	-	349,125	349	928,326	-
Net loss for the period	-	-	-	-	-	-

Balance at December 31, 2003	170	119,460	6,937,020	6,937	46,377,754	-
Accretion of beneficial conversion feature of Series C preferred stock	-	-	-	-	-	-
Issuance of common stock in conjunction with issuance of convertible debt	-	-	1,428,600	1,429	498,571	-
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	500,000	-
Common stock, options and warrants issued for services	-	-	30,000	30	195,678	-
Common stock issued for cash	-	-	43,104	43	20,043	-
Common stock issued for accrued payroll	-	-	64,748	64	84,108	-
Peferred stock dividends	-	-	-	-	-	-
Deferred compensation related to issuance of stock options	-	-	-	-	116,457	-
Amortization of deferred compensation	-	-	-	-	-	-
Conversion of Series C, D and E preferred stock	(170)	(119,460)	2,059,000	2,059	2,792,015	-
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	-	-	-	-	-	-
Exercise of warrants	-	-	86,207	86	40,431	-
Exercise of options	-	-	24,128	24	64,351	-
Warrants issued with convertible debt	-	-	-	-	797,064	-
Conversion of convertible debt	-	-	1,428,600	1,429	998,571	-
Net loss for the period	-	-	-	-	-	-
Balance at December 31, 2004	-	$-	12,101,407	$12,101	$52,485,043	$-

Summus, Inc.

Statements of Stockholders’ Equity (Deficit)

(continued)

				Total
	Deferred	Accumulated	Treasury	Stockholders’
	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2001	$(534,456)	$(34,307,622)	$(227,619)	$(5,708,495)
Common stock and warrants sold for cash	-	-	-	6,439,307
Common stock, options and warrants issued for services	-	-	-	952,692
Conversion of Series B preferred stock	-	-	-	-
Preferred stock dividends	-	(183,039)	-	(183,039)
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	-	-	-	446,312
Conversion of Series A preferred stock into common stock	-	-	-	-
Common stock and warrants issued as payment of unpaid salary amounts		-	-	177,895
Common stock and warrants issued in partial settlement of vendor liabilities	-	-	-	97,716
Cash collection on stock subscription receivable	-	-	-	10,000
Beneficial conversion feature related to convertible debentures	-	-	-	189,655
Value of the warrants issued with the convertible debentures	-	-	-	190,000
Common stock issued upon conversion of convertible debentures and related accrued interest	-	-	-	501,285
Write off of the stock purchase receivable	-	-	-	-
Deferred compensation recognized in connection with the issuance of stock options	(143,950)	-	-	-
Reversal of deferred compensation of forfeited stock options	126,135	-	-	-
Amortization of deferred compensation	325,139	-	-	325,139
Stock option exercises	-	-	-	12,750
Warrant exercises	-	-	-	79,813
Elimination of deferred redemption feature	-	-	-	576,000
Net loss for the period	-	(8,571,084)	-	(8,571,084)

Balance at December 31, 2002	(227,132)	(43,061,745)	(227,619)	(4,464,054)
Common stock and warrants sold for cash	-	-	-	1,337,582
Series C, D and E preferred stock sold for cash	-	-	-	5,510,000
Stock issuance costs	-	-	-	(184,515)
Recognition of beneficial conversion feature of Series C, D and E preferred stock	-	-	-	-
Accretion of beneficial conversion feature of Series C, D and E preferred stock	-	(3,286,251)	-	-
Value of Series C, D and E warrants	-	-	-	-
Common stock, options and warrants issued for services	-	-	-	112,456
Preferred stock dividends	-	(171,265)	-	(171,265)
Common stock and warrants issued in settlement of vendor liabilities	-	-	-	391,688
Common stock issued in non-cash settlements	-	-	-	517,504
Deferred compensation recognized in connection with the issuance of stock options	(11,550)	-	-	-
Amortization of deferred compensation	185,255	-	-	185,255

Conversion of Series A, D and E preferred stock	-	-	-	-
Warrant exercises	-	-	-	928,675
Net loss for the period	-	(3,877,301)	-	(3,877,301)

Balance at December 31, 2003	(53,427)	(50,396,562)	(227,619)	286,025
Accretion of beneficial conversion feature of Series C preferred stock	-	(293,444)	-	-
Issuance of common stock in conjunction with issuance of convertible debt	-	-	-	500,000
Beneficial conversion feature related to issuance of convertible debt	-	-	-	500,000
Common stock, options and warrants issued for services	-	-	-	195,708
Common stock issued for cash	-	-	-	20,086
Common stock issued for accrued payroll	-	-	-	84,172
Preferred stock dividends	-	(110,840)		(110,840)
Deferred compensation related to issuance of stock options	(116,457)	-	-	-
Amortization of deferred compensation	79,521	-	-	79,521
Conversion of Series C, D and E preferred stock	-	-	-	-
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	-	-	-	328,983
Exercise of warrants	-	-	-	40,517
Exercise of options	-	-	-	64,375
Warrants issued with convertible debt	-	-	-	797,064
Conversion of convertible debt	-	-	-	1,000,000
Net loss for the period	-	(3,872,807)		(3,872,807)
Balance at December 31, 2004	$(90,363)	$(54,673,653)	$(227,619)	$(87,196)

Summus, Inc.

Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
Operating activities
Net loss	$(3,872,807)	$(3,877,301)	$(8,571,084)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144,564	259,025	371,457
Non-cash compensation	79,521	185,255	364,000
Common stock, options and warrants issued for services	195,708	112,456	887,992
Amortization of discount on debt and beneficial conversion feature	1,053,349	-	390,250
Non-cash settlements	(126,373)	(1,525,698)	-
Loss on disposal of fixed assets	-	40,760	-
Changes in operating assets and liabilities:
Accounts receivable	(321,204)	(406,233)	(9,172)
Prepaid and other assets	(85,515)	88,390	(38,704)
Accounts payable and other accrued expenses	(20,052)	33,696	(432,853)
Accrued salaries and related costs	(192,394)	(124,665)	236,007
Deferred revenue	-	(7,285)	7,285
Net cash used in operating activities	(3,145,203)	(5,221,600)	(6,794,822)

Investing activities
Purchases of equipment and furniture	(45,570)	(11,721)	(91,212)
Proceeds from sale of equipment and furniture	-	12,670	-
Net cash (used in) provided by investing activities	(45,570)	949	(91,212)

Financing activities
Proceeds from exercise of stock options and warrants	104,892	928,675	92,563
Net proceeds from sale of common stock and warrants	20,086	1,337,582	6,449,307
Proceeds from issuance of convertible preferred stock	-	5,510,000	-
Stock issuance costs	-	(184,515)	-
Proceeds from issuance of convertible debt	2,425,000	-	500,000
Principal payments on capital lease obligations	(17,296)	(60,394)	(210,818)
Principal payments on notes payable and short-term borrowings	(124,766)	(148,042)	(35,000)
Net cash provided by financing activities	2,407,916	7,383,306	6,796,052
Net (decrease) increase in cash	(782,857)	2,162,655	(89,982)
Cash at beginning of year	2,188,645	25,990	115,972
Cash at end of year	$1,405,788	$2,188,645	$25,990

Supplemental disclosures of cash flow information
Cash paid for interest	$49,262	$34,535	$16,505

See accompanying notes.

Summus, Inc.

Notes to Financial Statements

December 31, 2004

1.  Business, Organization and Basis of Presentation

Business

Summus, Inc. ("Summus” or the "Company") is engaged primarily in the development of applications that optimize the consumer wireless experience.  The core of the Company's business plan is to focus on the emerging wireless market and partner with leading content brands to bring branded products to mobile phones.  Our major content brands include Sports Illustrated, America Online, Fujifilm, Mattel, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, The Grateful Dead and others.

Summus has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks.  We currently offer products in various categories, including games, personalization, photo messaging, and news/information. The Company's technology, which provides the foundation for its current products, is designed to address the usability constraints of the existing wireless network infrastructure. This technology will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user.

Summus builds end-user applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP).  We distribute our applications through major wireless carriers who make our products available to their customers. Summus currently has relationships with carriers that account for 98% of all U.S. wireless subscribers. We also have relationships with international carriers covering Canada, Latin America, Australia, Israel, the U.K and China.

We have completed the development and deployment of at least one or a combination of twenty-eight (28) wireless applications on a total of forty-one (41) wireless carriers, sixteen (16) of which are United States carriers and twenty-five (25) of which are international carriers. Some of our United States based wireless carriers include Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

Organization

On February 16, 2001, High Speed Net Solutions, Inc. (“High Speed”) and Summus, Ltd. entered into a contract whereby, in legal form, High Speed acquired all the assets of Summus, Ltd. Since the Summus, Ltd. stockholders were the majority owners of the entity after this transaction was completed, the transaction was accounted for as an issuance of stock by Summus, Ltd. in exchange for the net monetary assets of High Speed accompanied by a recapitalization of Summus, Ltd.

Summus, Inc.

Notes to Financial Statements (continued)

1.  Business, Organization and Basis of Presentation (continued)

Subsequent to this transaction, Summus, Ltd., continued to use the High Speed trade name, as High Speed was a publicly-traded entity, and its stock continued to trade in the public markets under the High Speed name.  As a result of the transaction, the historical financial statements of Summus, Ltd., for accounting purposes, are deemed to be those of the Company.

On February 27, 2002, the Company officially changed its legal name from High Speed Net Solutions, Inc. to Summus, Inc. (USA).  On March 11, 2005, Summus, Inc. (USA) was reincorporated into the State of Delaware as Summus, Inc. Therefore, the financial statements presented herein and labeled as the financial statements of Summus, Inc. represent the historical financial statements of Summus, Ltd., now renamed Summus, Inc. and also referred to herein as “the Company.”  References herein to “High Speed” refer to High Speed Net Solutions, Inc. prior to the February 16, 2001 recapitalization transaction.

Future Operations

As shown in the financial statements for the year ended December 31, 2004, the Company incurred a net loss of $3,872,807 and experienced negative cash flows from operations.  The Company’s operations are dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability.  The Company is actively promoting and expanding its product line. As disclosed in Note 16, subsequent to December 31, 2004, the Company raised additional equity financing from existing stockholders.  Management expects to be able to attract additional capital, if necessary, to expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

Summus, Inc.

Notes to Financial Statements (continued)

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

Reverse Stock Split

On March 11, 2005, the Company effected a one-for-ten reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

Revenue Recognition and Related Costs

Change in Revenue Recognition Policy

In 2003, after a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”), the Company changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts  net of certain third-party costs in the statement of operations.  These transactions were reclassified in 2003 to reflect a gross revenue presentation with no effect on gross profit or net loss.  Revenues and costs of revenues for 2002 were not reclassified due to immateriality.

Wireless applications and contracts

Commencing during the second quarter of 2002, our resources were dedicated to the development of solutions for the mobile markets.  Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.  For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded on a gross basis in accordance with EITF 99-19.  The Company recognizes the cost of payments to the content providers as a cost of revenues.  Wireless applications and contracts cost of revenues includes all third-party hosting, testing and/or carrier distribution fees.  These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

There were no costs related to the wireless license fee revenue generated during the years ended December 31, 2004 and 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Equipment, Software  and Furniture

Equipment, software and furniture is stated at cost. Depreciation is computed over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of capital lease assets is included in depreciation expense.

Financial Instruments

The Company’s financial instruments that are exposed to a concentration of credit risk consist primarily of its trade accounts receivable, which are unsecured.  Collateral is generally not required. Management provides an estimated

Summus, Inc.

Notes to Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

allowance for doubtful accounts based on its assessment of the likelihood of future collections.  No allowance has been recorded as of December 31, 2004 or 2003, as all amounts are deemed to be fully collectible.  The carrying amount of cash, accounts receivable, accounts payable and debt approximate fair value for these financial instruments because of the short maturities of the instruments.

Significant Concentrations

For the year ended December 31, 2004, one customer accounted for 52% and 32% of the Company’s revenues and accounts receivable, respectively.  This same customer accounted for 45% and 59% of the Company’s revenues and accounts receivable for the year ended December 31, 2003 and 100% of the Company’s wireless application revenues and accounts receivable for the year ended December 31, 2002.  Should this wireless carrier discontinue the deployment of the Company’s applications, the Company’s business would be adversely affected. In addition, a second customer accounted for 12% of the Company’s accounts receivable as of December 31, 2004. There were no other customers with revenues or accounts receivable in excess of 10 percent of the respective balances.

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

During 2004 and 2003, the period between achieving technological feasibility and the general availability of the software coincided, therefore no software development costs were capitalized.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $336,299, $34,485 and $11,406, respectively.

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

Summus, Inc.

Notes to Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors, which are described more fully in Note 12.  The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the statement of operations.  Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant.  Such costs are recognized ratably over the vesting period.  The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $79,521, $185,255 and $364,000 in 2004, 2003 and 2002, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.  In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2004, 2003 and 2002: dividend yield of 0%; volatility ranging from 1.218 to 1.789; risk-free interest rate ranging from 2.75% to 5.34%, and expected option lives of 5 years for employees and consultants and 10 years for Board members.  The weighted average grant-date fair value of options granted during 2004, 2003 and 2002 was $1.48, $3.00 and $6.20 per option, respectively.

	Year ended December 31

	2004	2003	2002

Net loss applicable to common stockholders	$(4,341,286)	$(7,334,817)	$(8,754,123)
Non-cash compensation charges included in net loss applicable to common stockholders	79,521	185,255	364,000
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(1,185,769)	(2,310,252)	(2,367,851)
Adjusted net loss applicable to common stockholders	$(5,447,534)	$(9,459,814)	$(10,757,974)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.49)	$(1.19)	$(1.86)
Non-cash compensation charges included in net loss applicable to common stockholders	0.01	0.03	0.08
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(0.13)	(0.38)	(0.50)

Adjusted net loss applicable to common stockholders	$(0.61)	$(1.54)	$(2.28)

Summus, Inc.

Notes to Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” EITF 96-18 requires that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s stock until the options are vested.  Non-cash consulting expense related to such stock based compensation for the years ended December 31, 2004, 2003 and 2002 was $141,708, $119,630 and $887,992, respectively.

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

Common stock equivalents not included in diluted loss per share in 2004 consist of 1,143,990 outstanding stock options, 4,663,860 outstanding warrants, 17,354 Series A preferred shares and related dividends, as converted, and 263,889 convertible debt shares, as converted.

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss or stockholders’ equity (deficit).

New Accounting Pronouncements

In January 2003, the EITF published EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables," which requires companies to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying EITF Issue 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  EITF Issue 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue 00-21 did not have any impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, and revised the interpretation in December 2003 (“FIN 46(R)”). FIN 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46(R) must be applied for the first interim or annual period ending after March 15, 2004. The Company did not have any ownership in any variable interest entities as of December 31, 2004. We will apply the consolidation requirement of FIN 46(R) in future periods if we own any interest in any variable interest entity.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity."  SFAS No. 150 establishes standards for how an issuer of financial statements classifies and measures certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have any impact on the Company's financial statements.

Summus, Inc.

Notes to Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the beginning of the first interim or annual period beginning after June 15, 2005. Therefore the Company plans to adopt SFAS No. 123(R) on July 1, 2005. The adoption of the SFAS No. 123(R) fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to the Company’s financial statements. The Company is currently evaluating the two fair value pricing methods permitted by SFAS No. 123(R) and has not selected a final fair value pricing model.

3.  Equipment, Software and Furniture

Equipment, software and furniture consists of the following at December 31:

	2004	2003

Computer equipment financed by capital leases	$634,529	$657,419
Computer software and equipment	414,622	691,833
Furniture and fixtures	160,403	167,498
	1,209,554	1,516,750
Less accumulated depreciation	(1,112,549)	(1,320,751)
	$97,005	$195,999

Depreciation expense totaled $144,564, $259,025 and $371,457 for the years ended December 31, 2004, 2003 and 2002, respectively.

4.  Leases

The Company leases equipment and office space under operating lease agreements. Rental expense amounted to approximately $249,000, $259,000 and $347,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Minimum future lease payments under noncancellable operating leases at December 31, 2004 are as follows:

2005	$257,567
2006	205,398
2007	4,716
2008	4,716
2009	1,965
Total minimum lease payments	$474,362

Summus, Inc.

Notes to Financial Statements (continued)

5.  Income Taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2004	2003

Accrued expenses and other revenue	$10,000	$100,000
Net operating losses	12,610,000	10,790,000
Start-up costs	1,660,000	2,420,000
Other	160,000	-
Stock based compensation	190,000	90,000
Total deferred tax assets	14,630,000	13,400,000
Valuation allowance	(14,630,000)	(13,400,000)
Net deferred taxes	$-	$-

Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2004, 2003 and 2002 and the amount computed by applying the statutory federal income tax rate to losses before incomes taxes are as follows:

	December 31
	2004		2003		2002
Income tax benefit at statutory rate	$(1,360,000)	(35.0)%	$(1,350,000)	(35.0)%	$(3,000,000)	(35.0)%
State income taxes, net of federal benefit	(180,000)	(4.5)	(170,000)	(4.5)	(380,000)	(4.5)
Non-deductible expenses	480,000	12.4	1,000	0.1	6,000	0.1
Change in valuation allowance	1,230,000	31.7	1,500,000	38.8	3,400,000	39.7
Other	(170,000)	(4.6)	19,000	0.6	(26,000)	(0.3)
Income tax benefit	$-	-%	$-	-%	$-	-%

At December 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $31.9 million for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2020 for federal tax purposes and in 2015 for state tax purposes. U. S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change. Additionally, the Company has federal research and development credits of approximately $164,000 which begin to expire in 2024.

Summus, Inc.

Notes to Financial Statements (continued)

6.  Related Party Transactions

During 2004, the Company issued fully-vested stock options to purchase 27,000 shares of common stock to two directors of the Company, working as consultants to the Company. These options were valued at $76,500 using the Black-Scholes option-pricing model under the fair value method of accounting.

During 2003, the Company paid commissions to a director of the Company in connection with the Series D and E convertible preferred stock offerings.  The Company paid cash commissions of $117,000 and issued warrants to purchase 97,500 shares of common stock with an exercise price of $3.50 per share and a contractual life of three years.  The warrants were valued at $299,750, using the Black-Scholes option-pricing model.  The value of the consideration paid to the director was recorded as a stock issuance cost.

7.  Convertible Notes Payable

May 2004 Convertible Notes Payable

In May 2004, the Company entered into senior convertible debt agreements with certain investors to provide up to $2,000,000 of financing in the form of convertible notes payable (the "Notes"). The Notes did not bear interest and were convertible into shares of the Company’s common stock at the option of the holder. At the closing of the senior convertible debt agreements, each investor received 715 shares of the Company’s common stock for each $1,000 invested, for a total of 1,428,600 shares of the Company’s common stock. Each $1,000 of senior convertible debt issued and outstanding was convertible into an additional 1,429 shares of the Company’s common stock.

Upon closing, the Company received $1,000,000 in cash and the remaining $1,000,000 of proceeds received were placed in an escrow account with American Stock Transfer Company (the “Escrow Agent”). The Company was not to have access to this escrowed $1,000,000 until it achieved positive EBITDA, as defined in the senior convertible debt agreements, for a one-month period. The Company achieved positive EBITDA for the month of August 2004 and sent the Escrow Agent a certificate of its Chief Financial Officer notifying it of such, which gave the Company access to the escrowed funds. The Company was not required to and did not draw down any of these funds. Any of the escrowed funds not drawn down by the Company by March 31, 2005, were to be released by the Escrow Agent to the holders of the Notes on a pro rata basis. Any of the escrowed funds not released by the Escrow Agent to the Company were to have no conversion rights into the Company’s common stock as set forth above. On December 16, 2004, the Company released all of the escrowed funds, plus accrued interest, to the respective investors on a pro rata basis.

The Company allocated the $1,000,000 of proceeds received in connection with the financing in May 2004 between the Notes and the 1,428,600 shares of common stock issued on a relative fair value basis.  Accordingly, the Company allocated $500,000 to the Notes and $500,000 to the common stock issued.  Since the Notes were issued at a discount to the principal balance, which is the basis for conversion, the effective conversion price of the Notes was less than the fair value of the Company's common stock on the date of issuance.  Accordingly, a beneficial conversion feature of $500,000 was recorded as a discount to the Notes and a corresponding credit to additional paid-in capital on the date of issuance. Since the Notes had a term of three years, the aggregate discount of $1,000,000 was being amortized to interest expense over a thirty-six month period commencing on the date of issuance.

From September to December 2004, these notes were converted into 1,428,600 shares of common stock. The remaining discount on these Notes was fully amortized in 2004. Amortization of the discount of the Notes was $1,000,000 for the year ended December 31, 2004.

December 2004 Convertible Notes Payable

In December 2004, the Company entered into senior debt agreements with certain investors for $1,425,000 of financing in the form of notes payable (the "Senior Notes"). The Senior Notes bore interest at 12% and were to mature on the earlier of when the Company closed on at least $3,000,000 in financing or May 15, 2005 (“Maturity Date”). The Senior Notes had an optional conversion feature in that the Senior Notes were convertible into shares of the Company’s common stock at the option of the holder, in the event the Senior Notes were not repaid prior to or on the Maturity Date. The conversion price was to be the lower of 90% of the closing price of the Company’s common stock on the Maturity Date or 90% of the average closing prices of the Company’s common stock for the five days prior to optional conversion.

Summus, Inc.

Notes to Financial Statements (continued)

7.  Convertible Notes Payable (continued)

At the closing of the Senior Notes, the investors received warrants to purchase 279,413 shares of the Company’s common stock. The warrants were exercisable upon issuance, have a term of five years and have an exercise price of $5.60 per share.

The Company allocated the $1,425,000 of proceeds received in connection with the financing in December 2004 between the Senior Notes and the warrants on a relative fair value basis.  Accordingly, the Company allocated $627,936 to the Senior Notes and $797,064 to the warrants issued.  Since the Senior Notes were issued at a discount to the principal balance, which is the basis for the optional conversion, the effective conversion price of the Senior Notes was less than the fair value of the Company's common stock on the date of issuance.  In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," a beneficial conversion feature of $627,936 has been measured at the date of issuance and will be recognized and recorded as a discount on debt and a corresponding credit to additional paid-in capital if the Senior Notes are not repaid prior to or on the Maturity Date.

The discount on the debt of $797,064 related to the warrants is being amortized to interest expense over the term of the Senior Notes beginning on the date of issuance.  Amortization of the discount of the Senior Notes was $53,349 for the year ended December 31, 2004.  See Note 16 Subsequent Events.

July 2002 Convertible Notes Payable

On July 19, 2002, the Company issued 6% convertible secured debentures, along with warrants to purchase 172,414 shares of common stock for aggregate gross proceeds of $500,000. The warrants were exercisable upon issuance, have a term of three years and have exercise prices ranging from $4.70 to $5.90 per share.  The debentures had an initial life of five years and were convertible into common stock, at a conversion rate of $2.90 per share.  As of December 31, 2002, all of the convertible debentures plus accrued interest had been converted into 172,857 shares of common stock.

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

Interest expense relating to the convertible debenture transaction totaled $420,250 for the year ended December 31, 2002 and consisted of the following:

•	$190,000, relating to the value, as determined by the Black-Scholes pricing model, of the 172,414 warrants issued to the debentures holders;

•	$189,655, relating to the value of the beneficial conversion feature associated with the convertible debentures;

•
$39,310, relating to placement agent fees, consisting of a cash commission of $30,000 and a warrant to purchase 5,173 shares of common stock that was valued at $9,310 using the Black-Scholes pricing model and;

•
$1,285, relating to interest expense incurred while the debentures remained outstanding based on the stated rate of 6% per annum.  At the Company’s election, these interest costs were paid through the issuance of shares of common stock based on the conversion rate of $2.90, resulting in the issuance of 443 shares of common stock.

Summus, Inc.

Notes to Financial Statements (continued)

8.  Notes Payable

 On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended for an adjustment in the payment terms, whereby the Company issued 23,500 shares of common stock with registration rights to repay $87,500 of the outstanding balance.  The remaining balance was scheduled to be repaid in 6 equal installments commencing July 19, 2003; however, no payments have been made on this balance subsequent to July 19, 2003 due to dispute over performance, and therefore the agreement is in default.  The outstanding principal balance of this note as of December 31, 2004 and 2003 is $77,500.

On May 23, 2003, the Company executed a settlement agreement with Holland & Knight LLP (“H&K”).  The terms of the H&K agreement are more fully described in Note 14 below.  Under the terms of the H&K agreement, the Company entered into a note payable agreement whereby it agreed to make payments totaling $325,000, consisting of monthly payments of $9,028 over a three year period commencing on June 1, 2003.  Since the H&K agreement did not provide for an interest rate component pertaining to this payment plan, a rate of 20% per annum was used to present value the note, resulting in a net present value of $242,926.  In June 2004, the Company negotiated a revised settlement agreement with H&K. Under the terms of the revised H&K agreement, the Company was not required to make any payments until December 2004. Beginning December 2004, the Company agreed to make monthly payments of $13,984 until the total indebtedness is paid in full. As of December 31, 2004, the current portion of this note totaled $141,440 and the non-current portion totaled $53,693.

On September 3, 2003, the Company negotiated a revised settlement agreement with Analysts International Corporation (“AIC”), a former service provider.  The terms of the revised AIC settlement agreement are more fully described in Note 14 below.  Under the terms of the revised AIC settlement agreement, the Company agreed to pay a monthly payment of $7,500 until the total indebtedness, including interest at 8%, is paid in full.  As of December 31, 2004, the remaining balance of this note totaled $66,937.

On September 30, 2003, the Company executed a settlement agreement with Raytheon Company (“Raytheon”), regarding a note payable agreement that had previously been in default and had accrued interest at a rate of 18% per annum.  The terms of the Raytheon agreement are more fully described in Note 14 below.  Under the terms of the Raytheon agreement, the Company entered into a note payable agreement whereby it agreed to make payments totaling $87,516, consisting of an initial payment of $10,000; six (6) equal monthly installments of $3,000; fourteen (14) monthly installments of $4,000; and one final installment of $3,516.  Since the Raytheon agreement did not provide for an interest rate component pertaining to this payment plan, a rate of 20% per annum was used to present value the note, resulting in a net present value of $74,305.  As of December 31, 2004, the remaining balance of this note totaled $21,791.

9.  Profit Sharing Plan

The Company has established a 401(k) retirement plan for the benefit of employees who have attained the age of 21 years. The Company’s matching contribution to the plan is discretionary and is not limited to profits. For the years ended December 31, 2004, 2003 and 2002, the Company contributed zero, $28,706 and $26,166 to the plan, respectively.

Summus, Inc.

Notes to Financial Statements (continued)

10.  Common Stock and Warrants

2004 Transactions

From April 2004 to June 2004, the Company issued 43,104 shares of common stock to an investor, who is unaffiliated with the Company, for aggregate proceeds of $20,086.

In May 2004, the Company entered into a marketing agreement under which the Company issued 30,000 shares of restricted common stock valued at $54,000 for marketing services, which is included in sales and marketing expense in the accompanying statement of operations.  The agreement also provides for future issuances of shares of common stock and cash payments for marketing services based on the achievement of download milestones of a specific wireless application.

In June 2004, the Company issued 64,748 shares of common stock to employees in lieu of accrued payroll of $84,172.

From October 2004 to November 2004, the Company issued 86,207 shares of common stock upon the exercise of warrants, held by an investor unaffiliated with the Company, for aggregate proceeds of $40,517.

2003 Transactions

During 2003, the Company sold to private accredited investors in negotiated transactions 270,416 shares of its common stock, warrants to purchase an additional 31,600 shares of common stock, and re-priced 660,965 previously issued warrants.  These transactions were in two forms.  The first form involved purchases of common stock at prices which were above the trading value of the Company’s freely-tradable shares and allowed these investors to reduce the exercise price of a certain number of their previously purchased warrants, typically allowing them to reprice 2 warrants for every share purchased. The other form allowed warrant holders to reduce the exercise price of previously issued warrants if the holder exercised those repriced warrants immediately. The original exercise prices of the repriced warrants ranged between $6.00 and $52.50, per share.  The repriced exercise prices ranged between $2.00 and $16.90, per share.  Total cash proceeds from the sale of the shares and issuance of the new warrants was $1,337,582.

During 2003, the Company issued 349,125 shares of common stock upon the exercise of warrants with exercise prices ranging from $2.00 to $5.00 per share.  Of the 349,125 exercised warrants, 288,135 were exercised in connection with the repricing of the exercise price of the warrants as described in the previous paragraph.  The initial exercise prices of the warrants ranged between $6.00 and $52.50. The repriced exercise prices ranged between $2.00 and $16.90.  The exercise of these warrants generated gross proceeds of $928,675.

During 2003, the Company issued to consultants 21,926 shares of common stock, 10,340 stock options, and 1,794 warrants for services provided to the Company for an aggregate value of $112,456.  The shares of common stock were valued at $78,629 based on the negotiated terms of each contract and the options and warrants were valued at $29,888 and $3,939, respectively, using the Black-Scholes option-pricing model.  Also during 2003, the Company granted 3,300 options to the sole member of its Advisory Board.  These options vest quarterly over a one year period and have an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of the vested portion of the option of $8,663 was determined using the Black-Scholes option-pricing model and was recorded as non-cash compensation expense for the year ended December 31, 2003.

During 2003, the Company issued 90,694 shares of its common stock valued at $308,355 to entities as payment on outstanding vendor balances.

During 2003, the Company issued 146,173 shares of its common stock valued at $517,504 to entities as settlement of outstanding obligations.  During 2003, Summus issued 33,334 warrants to Donald T. Locke, working as a consultant acting in the capacity of the general counsel to Summus, as payment for $200,000 of fees owed to Mr. Locke.  The warrants have an exercise price of $6.00 per share and a contractual life of 5 years.  The warrants were valued at $83,333 using the Black-Scholes option-pricing model.   The settlement gain resulting from this transaction was $116,667 and was recorded in non-cash settlements for the year ended December 31, 2003.  The settlements are more fully described in Note 14 below.

Summus, Inc.

Notes to Financial Statements (continued)

10.  Common Stock and Warrants (continued)

2002 Transactions

During 2002, the Company sold to investors 905,317 shares of its common stock (including 2,167 shares of common stock in the form of commissions) and warrants to purchase an additional 1,777,911 shares of common stock for net cash proceeds of $6,439,307.  The warrants have exercise prices ranging from $4.80 to $40.00 per share, a term of five years and cannot be exercised within the first six months of the date of issuance.  The estimated fair value of the shares issued as commissions for capital raising of $12,287 was deducted from the gross proceeds raised.  During the year ended December 31, 2002, the Company paid one of its outside directors cash commissions of $110,139 relating to the sale of the Company’s common stock and warrants.

During 2002, the Company issued 17,789 shares of its common stock and warrants to purchase 15,000 shares of common stock to certain members of management in lieu of cash payment for unpaid salary amounts earned in 2001.  These shares and warrants were valued at $177,895, based on the recorded value of the unpaid salary amounts as of December 31, 2001.

During 2002, the Company issued 23,426 shares of its common stock and 4,000 warrants to purchase common stock with an exercise price of $23.50 to consultants for services provided to the Company and 2,032 shares of its common stock in connection with the termination of a former employee as a severance payment.  The common shares were valued at $85,958, based on the negotiated terms of each contract and the warrants were valued at $44,800 using the Black-Scholes option-pricing model.  The costs of these services were included in non-cash consulting expense for the year ended December 31, 2002.

During January 2002, the Company entered into two separate agreements whereby it issued 11,500 shares of its common stock and 23,000 warrants to purchase the Company’s common stock with an exercise price of $25.00 per share to a stockholder as consideration for the conveyance by him of 11,500 shares of the Company’s common stock to: (1) an investment banking company for investment banking services and (2) an independent consultant for financial advisory services.  The 11,500 shares were recorded at their estimated fair value of $157,376 by applying a discount to the traded value of the Company’s freely trading common stock on the date of each agreement.  The 23,000 warrants were valued at approximately $297,600 using the Black-Scholes option-pricing model.  The costs of these services were included in non-cash consulting expense for the year ended December 31, 2002.

During February 2002, the Company issued 2,500 shares of its common stock and 1,250 warrants to purchase the Company’s common stock with an exercise price of $25.00 per share to an independent firm providing investor relation services.  The 2,500 shares were recorded at their estimated fair value of $37,280 by applying a discount to the traded value of the Company’s freely trading Common Stock on the date of the agreement.  The 1,250 warrants were recorded at their estimated fair value of $17,625 using the Black-Scholes option-pricing model.  On June 19, 2002, the Company terminated this agreement and issued 1,000 warrants to purchase the Company’s common stock with an exercise price of $25.00 per share as a termination fee.  These warrants were valued at $4,200 using the Black-Scholes option-pricing model. Additionally, prior to the termination of this agreement, the Company was committed to issue to the investor relations firm warrants to purchase shares of the Company’s common stock, if and when the traded value of the Company’s stock price achieved certain levels over a certain time period.  These contingent warrants were valued at $30,000 and since this agreement was terminated before the any of the warrants could be earned, the $30,000 was charged to non-cash expense.

During 2002, the Company issued 23,500 shares of its common stock as a partial payment of $87,500 on a note payable, see Note 9.  Also during 2002, the Company issued 2,000 shares of its common stock as a partial payment of $10,216 on an outstanding balance due to a former service provider to the Company. In each instance, the value of these shares was determined based on negotiations between the parties.

During 2002, the Company issued 18,963 shares of its common stock upon the exercise of outstanding warrants.  The Company received $79,813 in proceeds from the exercise of these warrants.

During 2002, the Company deemed the $65,000 stock purchase receivable not collectible and wrote off the receivable against additional paid in capital.

Summus, Inc.

Notes to Financial Statements (continued)

10.  Common Stock and Warrants (continued)

The Company has reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Coversion of convertible debt	263,889
Series A convertible preferred stock and related dividends	17,354
Outstanding common stock warrants	4,663,860
Outstanding stock options	1,143,990
Possible future issuance under stock option plans	295,398
Total	6,384,491

A summary of the Company’s outstanding warrants as of December 31, 2004 is as follows:

Range of Exercise Prices	Warrants Outstanding
$0.01 - 5.00	1,365,641
5.01 - 10.00	1,307,504
10.01 - 20.00	855,712
20.01 - 30.00	637,693
30.01 - 40.00	258,785
Over 40.00	238,525
4,663,860

The warrants can be exercised at any time until their expiration dates, which are between July 25, 2005 and December 31, 2009.

11.  Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 and 2,078 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of December 31, 2004 and 2003, respectively.  These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share.  The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable.  Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors.  The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. The Company issued 329 shares of Series A preferred stock during 2004 as payment for declared dividends.  No dividends were paid in 2003. Cumulative unpaid dividends at December 31, 2004 were $64,195.

Summus, Inc.

Notes to Financial Statements (continued)

11.  Preferred Stock (continued)

In April 2002 and October 2002, the Company’s Board of Directors authorized the payment of the accrued Series A preferred stock dividends at March 31, 2002 and September 30, 2002, totaling $355,315 and $90,997, respectively.  At the Company’s election, the payment of these dividends was made through the issuance of 446 new shares of Series A preferred stock.  During 2003, a holder of the Series A preferred stock converted 250 shares of Series A preferred stock into 1,756 shares of the Company’s common stock.  During 2002, a holder of Series A preferred stock converted 118 shares of Series A preferred stock into 829 shares of the Company’s common stock.

The holders of the outstanding shares of Series A preferred stock are not entitled to vote on matters submitted to the Company’s stockholders for voting. However, approval of holders of a majority of the outstanding shares of Series A preferred stock is required prior to the issuance of a new series of preferred stock that ranks senior to the Series A preferred stock. Each share of the Series A preferred stock is convertible at the option of the holder, at any time after the date of issuance, into shares of common stock equal to the Liquidation Preference divided by the initial conversion price of $142.40. The conversion price is subject to adjustment in accordance with the Company’s articles of incorporation.  At the Company’s election, it has the right to redeem any outstanding shares of the Series A preferred stock at the Liquidation Preference of $1,000 per share.

Series B Convertible Preferred Stock

During February 2001, the Company amended its bylaws to provide for the authorization of 6,500 shares of Series B convertible preferred stock (“Series B preferred stock”). The Company issued 6,000 shares of Series B preferred stock. In 2002, the shares of Series B preferred stock outstanding were converted into 567,034 shares of common stock.

Summus, Inc.

Notes to Financial Statements (continued)

11.  Preferred Stock (continued)

Series C Convertible Preferred Stock

In June 2003, the Company amended its articles of incorporation to establish its Series C convertible preferred stock (“Series C preferred stock”).  The Series C preferred stock had an issued price of $1,000 per share and the following rights and privileges:

•
no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series C preferred stock, and (ii) any matters for which voting rights were provided under Florida law;

•
shares of the Series C preferred stock shall rank on a parity with Summus’ Series A, Series D and Series E convertible preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Summus;

•
a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series C preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus; and

•
the right to convert each share of Series C preferred stock into shares of our common stock at any time, at the option of the Series C preferred stockholder, after nine (9) months from the date of its issuance. Each share of Series C preferred stock shall be convertible into 400 fully paid and nonassessable shares of the Company’s common stock.

During 2003, the Company sold 1,310 shares of its Series C preferred stock and issued warrants in connection with such sale to purchase 524,000 shares of common stock with an exercise price of $7.50 per share for gross proceeds of $1,310,000.  The value of the warrants issued in this offering, totaling $650,990, was determined utilizing the Black Scholes pricing model, limited to the pro-rata fair value of the Series C offering proceeds allocable to the warrants.  Cash commissions of $35,263 were paid in connection with the Series C offering.

During 2004, holders of the Series C preferred stock converted 1,310 shares of Series C preferred stock into 524,000 shares of the Company’s common stock. All shares of the Series C preferred stock have been converted into shares of the Company’s common stock as of December 31, 2004.

Series D Convertible Preferred Stock

In September 2003, the Company amended its articles of incorporation to establish its Series D convertible preferred stock (“Series D preferred stock”).  The newly established Series D preferred stock had an issued price of $1,000 per share and the following rights and privileges:

•
no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series D preferred stock, and (ii) any matters for which voting rights were provided under Florida law;

•
shares of the Series D preferred stock shall rank on a parity with Summus’ Series A, Series C and Series E preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Summus;

•
a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series D preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus; and

•
the right to convert each share of Series D preferred stock into shares of our common stock at any time, at the option of the Series D preferred stockholder. Each share of Series D preferred stock shall be convertible into 500 fully paid and nonassessable shares of the Company’s common stock.

Summus, Inc.

Notes to Financial Statements (continued)

11.  Preferred Stock (continued)

During 2003, the Company sold 4,000 shares of its Series D preferred stock and issued warrants in connection with such sale to purchase 1,000,000 shares of common stock with an exercise price of $3.50 per share for gross proceeds of $4,000,000.  The value of the warrants issued in this offering, totaling $1,219,856, was determined utilizing the Black Scholes pricing model, limited to the pro-rata fair value of the Series D offering proceeds allocable to the warrants.  Cash commissions of $111,000 were paid in connection with the Series D offering.

During 2003, holders of the Series D preferred stock converted 1,100 shares of Series D preferred stock into 550,000 shares of the Company’s common stock. During 2004, holders of the Series D preferred stock converted 2,900 shares of Series D preferred into 1,450,000 shares of the Company’s common stock. All shares of the Series D preferred stock have been converted into shares of the Company’s common stock as of December 31, 2004.

Series E Convertible Preferred Stock

In November 2003, the Company amended its articles of incorporation to establish its Series E convertible preferred stock (“Series E preferred stock”).  The Series E preferred stock had an issued price of $1,000 per share and the following rights and privileges:

•
no voting rights except with respect to (i) the amendment or alteration of the statement of rights and preferences applicable to the Series E preferred stock, and (ii) any matters for which voting rights were provided under Florida law;

•
shares of the Series E preferred stock shall rank on a parity with Summus’ Series A, Series C and Series D preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Summus;

•
a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series E preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Summus; and

•
the right to convert each share of Series E preferred stock into shares of our common stock at any time, at the option of the Series E preferred stockholder.  Each share of Series E preferred stock shall be convertible into 500 fully paid and nonassessable shares of the Company’s common stock.

During November 2003, the Company sold 200 shares of its Series E preferred stock and issued warrants in connection with such sale to purchase 50,000 shares of common stock with an exercise price of $3.50 per share for gross proceeds of $200,000.  The value of the warrants issued in this offering, totaling $59,459, was determined utilizing the Black Scholes pricing model, limited to the pro-rata fair value of the Series E offering proceeds allocable to the warrants.  Cash commissions of $6,000 were paid in connection with the Series E offering.

During 2003, a holder of Series E preferred stock converted 30 shares of Series E preferred stock into 15,000 shares of the Company’s common stock. During 2004, a holder of Series E preferred stock converted 170 shares of Series E preferred stock into 85,000 shares of the Company’s common stock. All shares of the Series E preferred stock have been converted into shares of the Company’s common stock as of December 31, 2004.

 Summus, Inc.

Notes to Financial Statements (continued)

11.  Preferred Stock (continued)

The accounting treatment for the Series C, D and E preferred stock (the “Preferred Stock”) involved allocating the value of the principal amount received from the Preferred Stock offerings between the Preferred Stock, the associated warrants and a beneficial conversion feature (“BCF”) associated with the Preferred Stock.  A BCF existed because the effective conversion rate of the Preferred Stock was below the traded value of the Company’s common stock on the date the Preferred Stock was issued.  The BCF for the Preferred Stock totaling $3,579,695 was recorded as a discount to the Preferred Stock and additional paid-in capital on the date the Preferred Stock was issued.  Since the Series C preferred stock became convertible at any time after nine months from its issuance, the value of its BCF totaling $659,010 was amortized to retained deficit over a nine month period commencing with its issuance. Amortization of the Series C preferred stock BCF for the years ended December 31, 2004 and 2003 was $293,444 and $365,566, respectively.  Since the Series D and E preferred stock were convertible immediately, the value of its beneficial conversion feature totaling $2,920,685 was fully amortized to retained deficit on the date of issuance in 2003.

12.  Stock Options

During 2000, the Company established a stock option plan to provide for the issuance of stock options to employees and directors. Options granted in connection with initial employment with the Company generally have a term of ten years and vest quarterly over a three-year term.

During 2002, the Company granted 39,754 fully vested stock options to an employee/director of the Company with exercise prices ranging between $3.10 and $12.40, in connection with capital raising activities.  Of these options, 31,059 had exercise prices below the fair value of the underlying common stock resulting in non-cash compensation expense of $161,358 during the year ended December 31, 2002.

During 2002, the Company granted 3,300 stock options to each of the three new members of its Board of Advisors.  These options vest quarterly over a twelve month term and have an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of these options, as determined by the Black-Scholes option pricing model under the fair value method of accounting, was recorded as non-cash consulting expense of $97,515 during 2002.  Also during 2002, the Company entered into an agreement with one of its Board of Advisors for consulting services. Under the terms of this agreement, 20,000 options with an exercise price of $3.50 were granted to this advisor.  The vesting schedule of these options provided for 7,500 of these options to be fully vested on the date of grant, 5,000 to vest over the next three month period, and 1,500 to vest each quarterly period thereafter.  The value of the vested options, as determined by the Black-Scholes option pricing model under the fair value method of accounting, was recorded as non-cash consulting expense of $25,000 during 2002.  This agreement was terminated during the fourth quarter of 2002, upon which 7,500 options were forfeited.

During 2003, the Company granted 3,300 stock options to a member of its Board of Advisors.  This option vests quarterly over a one year period and has an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of the option of $8,663 was determined using the Black-Scholes option-pricing model and was recorded as deferred compensation and amortized as non-cash compensation expense over the vesting period.

During 2004, the Company granted 3,300 stock options to a member of its Board of Advisors.  This option vests quarterly over a one year period and has an exercise price equal to the traded per share value of the underlying common stock on the date of grant. The value of the option of $6,600 was determined using the Black-Scholes option-pricing model and was recorded as deferred compensation and amortized as non-cash compensation expense over the vesting period.

 Summus, Inc.

Notes to Financial Statements (continued)

 12.  Stock Options (continued)

 Commencing August 15, 2002 and ending in February 2004, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives could receive a portion of their annual cash compensation in the form of fully vested stock options. The stock options had an exercise price equal to the fair market value of the Company’s common stock based on the closing prices of the common stock at the end of each respective payroll period. The amount of compensation to be received in stock options (the “target compensation”) was determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation. The number of shares underlying each option was determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period. Beginning on August 15, 2002, five executives elected to participate in this alternative payment plan at reduced salary levels ranging between 25% and 35% of the participant’s annual compensation. During the years ended December 31, 2004, 2003 and 2002, the Company issued 10,315, 49,061 and 24,144, respectively, fully vested stock options with exercise prices ranging between $1.60 and $5.10 per share under this plan.

The Company has entered into various consulting agreements that provide for the issuance of options to purchase shares of the Company’s common stock primarily on a monthly basis as services are performed.  These options vest on a monthly basis as they are earned and have exercise prices that equal the traded per share value of the underlying common stock on the date of grant.  For the years ended December 31, 2004, 2003 and 2002, the Company issued 44,536, 10,340 and 14,604 options, respectively, under these consulting agreements.  These options were valued at $112,117, $29,888 and $81,788, respectively, using the Black-Scholes option-pricing model under the fair value method of accounting.  The term of these agreements is generally twelve months, however the Company can immediately terminate them.

During 2004, the Company also issued options to consultants that vest over a thirty-six month period. The measurement date for the calculation of compensation expense for these options is considered to be the date when all services have been rendered or the date that options are fully vested. Compensation expense is recognized up to the measurement date based on changes in the fair value of the Company’s common stock. During the year ended December 31, 2004, the Company issued 9,000 options under these agreements. The Company recorded deferred compensation of $44,857 related to these options and amortized expense of $4,194 as compensation expense in the year ended December 31, 2004.

During 2004, the Company issued options to management with exercise prices that were issued below the fair market value of the underlying stock. The Company issued 325,000 options under these agreements. The Company recorded deferred compensation of $65,000 related to these options and amortized expense of $18,600 as compensation expense in the year ended December 31, 2004.

The Company’s Board of Directors authorized an amendment to Summus, Inc.’s Equity Compensation Plan (the “Plan”) in February 2001 to increase the aggregate number of shares of its common stock available for issuance of stock awards under the Plan to 650,000.  The Plan provides for the issuance of stock options to employees, directors, advisors and consultants of the Company.  Options granted generally have a ten-year term and vest over three years from the date of grant.  Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms. On May 23, 2002, the Company’s Board of Directors adopted resolutions to amend the Company’s Plan to increase the shares available under the Plan from 650,000 to 850,000.  On June 24, 2004, the Board of Directors authorized an increase in the number of options available for grant under the Plan from 850,000 to 1,500,000.

Summus, Inc.

Notes to Financial Statements (continued)

12.  Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2001	513,215	$29.80
Granted	340,166	10.50
Exercised	(29,030)	(0.30)
Forfeited	(68,733)	(21.70)
Outstanding - December 31, 2002	755,618	22.90
Granted	131,553	3.40
Exercised	—	—
Forfeited	(116,208)	(15.00)
Outstanding - December 31, 2003	770,963	18.00
Granted	495,947	1.50
Exercised	(24,128)	(2.70)
Forfeited	(98,792)	(18.60)
Outstanding - December 31, 2004	1,143,990	11.16

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 0.01- 5.00	694,984	7.58	$2.30
5.01- 10.00	22,164	3.89	6.67
10.01- 20.00	185,239	3.10	14.32
20.01- 30.00	95,140	5.66	22.59
30.01- 40.00	113,129	2.79	35.98
Over 40.00	33,334	4.47	64.61
	1,143,990	6.06	11.16

Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 0.01- 5.00	382,911	$3.01
5.01- 10.00	22,164	6.67
10.01- 20.00	185,239	14.32
20.01- 30.00	95,140	22.59
30.01- 40.00	111,892	35.99
Over 40.00	33,334	64.61
	830,680	14.79

Summus, Inc.

Notes to Financial Statements (continued)

12.  Stock Options (continued)

During 2004 and 2002, the Company issued 24,128 and 29,030, respectively, shares of common stock upon the exercise of outstanding options, and received $64,375 and $12,750, respectively, in proceeds from the exercise of these stock options. There were no exercises of stock options in 2003.

13.  Commitments and Contingencies

Dr. Bjorn Jawerth’s Employment Agreement

In 2001, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth, which expired on February 16, 2004, and was not renewed by the Board of Directors. His employment agreement provided for an initial base salary of $350,000, with annual increases of 10%.

The difference between the increased salary amounts of $385,000 and $423,500, respectively, in the second and third years of his employment agreement, and his original base salary of $350,000 was deferred and accrued by the Company, at Dr. Jawerth’s election, until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. Dr. Jawerth’s deferred salary amount of $81,106 is recorded as accrued salaries in the Company’s balance sheet as of December 31, 2004.

Summus, Inc.

Notes to Financial Statements (continued)

13.  Commitments and Contingencies (continued)

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

In connection with the cancellation of the agreements associated with the common stock equity line, Talisman, the intended purchaser under the equity line, indicated to the Company its intention to retain ownership of the warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.70 per share that were issued to Talisman upon the execution of the equity line agreements. It is management’s position, with the advice of legal counsel, that the cancellation of these warrants became effective with the cancellation of the equity line agreements and that no loss contingency exists.  Therefore, the Company has not recorded the issuance of these 50,000 warrants in its financial statements nor disclosed them as part of outstanding warrants.  The Company has sent correspondence to Talisman stating its position that the warrants have been cancelled.  To date, the Company has not received correspondence back from Talisman indicating their concurrence.

Summus, Inc.

Notes to Financial Statements (continued)

14.  Settlements of Contractual Disputes and Litigation

The AIC Settlement

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

The Alan Kleinmaier Settlement

On November 15, 2001, Alan Kleinmaier, a former employee and officer of Summus, Inc. and Summus, Ltd. filed a civil lawsuit in the General Court of Justice, Superior Court Division in Wake County, North Carolina, against the Company and the former officers and directors of Summus, Ltd. In this suit, Mr. Kleinmaier claims that he was entitled to three months severance pay of $32,350 when he was terminated from Summus, Ltd. The Company has filed an answer to Mr. Kleinmaier’s claims and has made several counterclaims against him. In May 2002, the Company and Mr. Kleinmaier mediated claims between them.  Mr. Kleinmaier received 1,500 options to purchase shares of Summus, Inc.’s common stock at $5.00 per share and executed a release against all parties.  These options were valued at $8,850 using the Black-Scholes option-pricing model.

The AT&T CORP. Settlement

On June 7, 2002, AT&T filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against Summus, Inc. (USA).  In this suit, AT&T claims that it is entitled to payment in the amount of $238,783 for telephone calls and services rendered to the Company.  In March 2003, the Company and AT&T settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to AT&T to $120,000 and this reduced amount be repaid over an 18 month period commencing in March 2003.  The settlement gain resulting from this transaction was $118,783.  These amounts were paid in full in 2004.

Summus, Inc.

Notes to Financial Statements (continued)

14.  Settlements of Contractual Disputes and Litigation (continued)

The Porter Novelli Settlement

On December 12, 2002, Porter Novelli filed a civil summons in Wake County General District Court of Justice in the State of North Carolina, claiming that it is entitled payment in the amount of $18,886 for past services rendered to the Company.  These amounts were paid in full in 2003.

The Holland and Knight LLP Settlement

On February 27, 2003, Holland & Knight LLP (“H&K”) filed a civil lawsuit in the Superior Court for the District of Columbia against Summus.  In this suit, H&K claims that it was entitled to $867,268, plus interest, for services rendered to Summus.  Summus and H&K entered into an agreement on May 23, 2003 settling this litigation, whereby both parties agreed to the following terms:

•	$217,268 of the total balance due was forgiven by H&K, resulting in a portion of the settlement gain of this transaction.

•
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

•
The remaining amount of the recorded liability due to H&K of $325,000 was satisfied through the issuance to H&K of 73,864 shares of the Company’s common stock. The fair value of the 73,864 shares of common stock was estimated at $273,295, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 73,864 common shares and the recorded value of the liability of $325,000, totaling $51,705, was recorded as a portion of the settlement gain. The shares have since been registered, and H&K has contractually agreed to sell no more than 1,800 shares in any one (1) business day.

•	Therefore, the aggregate settlement gain resulting from this transaction totaled $351,047.

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

Summus, Inc.

Notes to Financial Statements (continued)

14.  Settlements of Contractual Disputes and Litigation (continued)

The Raytheon Company Settlement

During 1999, the Company entered into an agreement with Raytheon Company (“Raytheon”) to repurchase 154 shares of its common stock from Raytheon for an aggregate value of $268,373, of which $268,075 represented a termination fee for a development contract and $298 represented the fair value of the shares repurchased. In connection with this agreement, the Company entered into a promissory note with Raytheon whereby the Company agreed to pay approximately $10,000 per month over a 27-month period to fund this transaction. The Company did not make all required monthly installments and thus defaulted on the promissory note. Consequently, the note began accruing interest at 18% per annum.   On September 30, 2003, the Company executed a settlement agreement with Raytheon whereby both parties agreed to the following terms.

•	$ 49,128 of the total balance due was forgiven by Raytheon, resulting in a portion of the settlement gain of this transaction.

•
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

•
The remaining amount of the recorded liability due to Raytheon of $87,516 was satisfied through the issuance to Raytheon of 29,567 shares of the Company’s common stock.  The fair value of the 29,567 shares of common stock was estimated at $94,613, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 29,567 common shares and the recorded value of the liability of $87,516, totaling $7,097, was recorded as an offset to the settlement gain.  Raytheon has contractually agreed to sell no more than 1,500 shares in any one (1) business day.

•	Therefore, the aggregate settlement gain resulting from this transaction totaled $55,241.

Other 2003 Settlements

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

Summus, Inc.

Notes to Financial Statements (continued)

14.  Settlements of Contractual Disputes and Litigation (continued)

On June 5, 2003, the Company signed and executed an agreement pertaining to the payment of amounts owed to a current service provider.  Under the terms of the agreement, the Company issued 42,742 shares of its common stock, for full payment of $132,500 owed to the service provider.  The fair value of the 42,742 shares of common stock was estimated at $149,597, based on the traded value of the Company’s common stock on the date the settlement agreement became effective.  The difference between the estimated fair value of the 42,742 common shares and the recorded value of the liability of $132,500 was recorded as a settlement loss of $17,097. The service provider has contractually agreed to sell no more than 500 shares in any one (1) business day.

During 2003, the Company issued warrants to purchase 33,334 shares of common stock to a consultant as payment for $200,000 of fees.  The warrants were valued at $83,333 using the Black-Scholes option-pricing model.  The non-cash settlement gain resulting from this transaction totaled $116,667.

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

Bowne Settlement

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it was entitled payment in the amount of $276,373, plus accrued interest, for past services rendered to the Company.

In August 2004, the Company and Bowne settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to Bowne to $150,000. The parties also agreed that this amount would be paid by (i) an initial payment of $10,000, (ii) monthly installments of $6,000 per month from November 1, 2004 through September 1, 2006 and (iii) a final payment of $2,000 on October 1, 2006 by Summus. The settlement gain resulting from this transaction was $126,373. The balance owed as of December 31, 2004, was $128,000, which is included in accounts payable.

The total non-cash settlement gains during the years ended December 31, 2004 and 2003 were $126,373 and $1,525,698, respectively.

Summus, Inc.

Notes to Financial Statements (continued)

15.  Selected Quarterly Financial Data (unaudited)

Change in Revenue Recognition Policy

In 2003, after a careful review of the Company’s revenue recognition policies and giving consideration to guidance provided for in Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), the Company changed certain revenue recognition policies affecting revenues earned by wireless applications and contracts.  Prior to 4th quarter 2003, the Company reported revenues earned by wireless applications and contracts and cost of revenues for wireless applications and contracts  net of certain third-party costs in the statement of operations.  These transactions were reclassified in 2003 to reflect a gross revenue presentation with no effect on gross profit or net loss.  Revenues and costs of revenues for 2002 were not reclassified due to immateriality.

Selected quarterly financial data for the years ended December 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2004
Revenues	$788	$1,209	$1,501	$1,673
Cost of revenues	400	628	729	847
Gross profit	388	581	772	826
Net loss	(1,240)	(709)	(957)	(967)
Net loss per common share, basic and diluted	(0.20)	(0.10)	(0.10)	(0.09)
2003
Revenues, as reported	$130	$465	$183	$285
Revenues, as restated	229	581	332	557
Cost of revenues, as reported	115	113	109	101
Cost of revenues, as restated	214	229	258	373
Gross profit	15	352	74	184
Net loss	(714)	(807)	(1,446)	(910)
Net loss per common share, basic and diluted	(0.14)	(0.15)	(0.34)	(0.56)

Summus, Inc.

Notes to Financial Statements (continued)

16.  Subsequent Events

Additional Senior Notes Financing

In January 2005, the Company received an additional investment of $215,000 of 12% Senior Notes, on the same terms as the December 2004 Senior Notes Financing. The Company originally received $1,425,000 in the initial closing of the Senior Notes in late December 2004. The holder was also granted warrants to purchase a total of 42,157 shares of the Company’s common stock. The warrants are exercisable upon issuance, have a term of five years and have an exercise price of $5.60 per share.

Exercise of Stock Options

In January and February 2005, the Company issued approximately 58,600 shares in connection with the exercise of stock options at their original exercise prices ranging from $1.60 to $5.10 per share. The total received by the Company from these exercises was approximately $218,000.

Exercise of Warrants

During February and March 2005, the Company received approximately $4,110,000 from the exercise of approximately 1,260,000 warrants to purchase shares of the Company’s common stock. These warrants were originally issued in connection with private placements of the Company’s preferred stock and common stock. The Company agreed to reprice most of these warrants, which originally had exercise prices ranging from $3.50 to $7.50 per share, to exercise prices ranging from $2.50 to $3.50 per share in consideration for their immediate exercise.

Payment of Senior Notes

Due to the additional financing received by the Company in February and March 2005, the maturity of the 12% Senior Notes accelerated from the original maturity date of May 15, 2005. The Company repaid the principal balance of $1,640,000 of the Senior Notes, plus interest at the rate of 12% per annum. Since the Senior Notes were paid off in accordance with their terms, they will have no rights of conversion into the Company’s common stock.

Payment of H&K note payable with stock

On January 31, 2005, the Company entered into a modified settlement agreement with Holland & Knight LLP (“H&K”). The remaining amount of the recorded liability due to H&K of $209,761 was satisfied through the issuance to H&K of 47,673 shares of the Company’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of the Company’s common stock on the date of the settlement agreement.  The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $209,761, totaling $33,371, was recorded as settlement loss. H&K has contractually agreed to sell no more than 1,800 shares in any one (1) business day.

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

Signature	Title	Date
/s/ Gary E. Ban Gary E. Ban	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
/s/ Donald T. Locke Donald T. Locke	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2005
/s/ Stephen M. Finn Stephen M. Finn	Director	March 30, 2005
/s/ Neil R. Guenther Neil R. Guenther	Director	March 30, 2005
/s/ Scott w. Hamilton Scott W. Hamilton	Director	March 30, 2005
/s/ J. Winder Hughes J. Winder Hughes	Director	March 30, 2005

Exhibit Index

Exhibit Number	Exhibit Description

3(I).1*	Amended and Restated Articles of Incorporation, filed February 28, 2000 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30 , 2003)

3(I).2*
Articles of Amendment and Statement of Rights and Preferences of the 8% Series A Convertible Preferred Stock, filed March 3, 2000 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).3*
Articles of Correction filed June 23, 2000 to Articles of Amendment, filed March 2, 2000 (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).4*
Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, changing our name to Summus, Inc. (USA) (incorporated by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).5*
Amendment to Amended and Restated Articles of Incorporation, filed February 27, 2002, increasing our authorized common stock, par value $.001, from 50,000,000 shares to 100,000,000 shares (incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).6*
Articles of Amendment and Statement of Rights and Preferences of the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).7*
Articles of Amendment and Statement of Rights and Preferences of the Series D Convertible Preferred Stock dated September 25, 2003 (incorporated by reference to Exhibit 3.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).8*
Articles of Amendment and Statement of Rights and Preferences of the Series E Convertible Preferred Stock dated October 17, 2003 (incorporated by reference to Exhibit 3.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

3(I).9*
Amendment to Amended and Restated Articles of Incorporation, filed December 3, 2003, increasing our authorized common stock, par value $.001, from 100,000,000 shares to 185,000,000 shares (incorporated by reference to Exhibit 3(I).9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

3(I).10	Articles of Amendment to Amended and Restated Articles of Incorporation effecting a one (1)-for ten (10) Reverse Stock Split of our Common Stock

3(I).11	Articles of Merger of Summus, Inc. (USA), a Florida corporation, into Summus, Inc., a Delaware corporation

3(I).12.	Certificate of Incorporation of Summus, Inc., a Delaware corporation

3(II).1	Bylaws of Summus, Inc., a Delaware corporation

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.2*	Form of Subscription Agreement for private placement sales of our common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

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

4.6*
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

4.8*	Form of Securities Purchase Agreement for 12% Senior Notes (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated as of December 20, 2004)

4.9*	Form of 12% Senior Notes (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated as of December 20, 2004)

4.10*	Form of Warrants issued in connection with the 12% Senior Notes (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated as of December 20, 2004)

4.11*	Form of Registration Rights Agreement in connection with 12% Senior Notes (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated as of December 20, 2004)

4.12*
Form of Warrant issued in connection with our Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.13*
Form of Registration Rights Agreement in connection with Summus’ issuance of its Senior Convertible Debt and Common Stock (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004)

10.1*
Asset Purchase Agreement, dated October 30, 2000, among Summus, Inc., Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.2*
Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.3*
Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.4*
Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.5*
Third Amended and Restated Summus 2000 Equity Compensation Plan, effective June 24, 2004 (incorporated by reference to Exhibit 10.10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.6*
Executive Employment Agreement, dated as of July 28, 2004, between Summus and Gary E. Ban (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.7*
Executive Employment Agreement, dated as of July 28, 2004, between Summus and Donald T. Locke (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.8*
Executive Employment Agreement, dated as of July 28, 2004, between Summus and Andrew L . Fox (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.9*
Lease Agreement, dated as of October 15, 1999, as modified on March 23, 2000 and June 9, 2000, between Phoenix Limited Partnership of Raleigh and Summus, Inc. (incorporated by reference to Exhibit 10.31 to our Form 10 filed on July 5, 2001)

10.10*	Lease Agreement, dated as of August 12, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. (incorporated by reference to Exhibit 32 to our Form 10 filed on July 5, 2001)

10.11*
Lease Modification Agreement Number 1, dated as of December 22, 1999, between Phoenix Limited Partnership of Raleigh and Summus, Ltd. . (incorporated by reference to Exhibit 33 to our Form 10 filed on July 5, 2001)

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of Summus - None

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Gary E. Ban, Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Donald T. Locke, Chief Financial Officer

32.1	Section 1350 Certificate of Gary E. Ban, Chief Executive Officer

32.2	Section 1350 Certificate of Donald T. Locke, Chief Financial Officer