Form 10-Q
period 2005-03-31
SUMMUS INC
filed 2005-05-13
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

_______________

Commission File Number: 0-29625

_______________

Summus, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	7370, 5045	65-0185306
(State or Other Jurisdiction of	(Primary Standard	(IRS Employer
Incorporation or Organization)	Industrial Classification Codes)	Identification No.)

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
          Yes  ☐   No  ☑

As of May 12, 2005, the registrant had 13,445,738 shares of its Common Stock, par value $.001 per share, issued and outstanding.

 SUMMUS, INC.

   FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMUS, INC. BALANCE SHEETS (UNAUDITED)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash	$3,617,655	$1,405,788
Accounts receivable	1,004,546	801,698
Prepaids and other current assets	85,311	101,315
Total current assets	4,707,512	2,308,801
Equipment, software and furniture, net	95,654	97,005
Total assets	$4,803,166	$2,405,806

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,369,867	$1,167,259
Accrued salaries and related costs	181,089	187,029
Accrued interest	92,493	96,068
Current portion of notes payable	140,338	307,668
Convertible notes payable, net of discount of $743,715
at December 31, 2004	-	681,285
Total current liabilities	1,783,787	2,439,309
Notes payable, less current portion	-	53,693

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value;
10,000 shares designated, 2,407 shares issued and
outstanding at March 31, 2005 and December 31,
2004 (liquidation preference of $2,519,327 as of
March 31, 2005)	2,407,295	2,407,295
Common stock, $0.001 par value, 185,000,000 shares
authorized; 13,474,736 and 12,105,257 shares issued
and 13,470,886 and 12,101,407 shares outstanding at
March 31, 2005 and December 31, 2004, respectively	13,471	12,101
Additional paid-in capital	57,159,243	52,485,043
Deferred compensation	(68,551)	(90,363)
Accumulated deficit	(56,264,460)	(54,673,653)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity (deficit)	3,019,379	(87,196)
Total liabilities and stockholders’ equity (deficit )	$4,803,166	$2,405,806

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	March 31, 2005	March 31, 2004
Revenues:
Wireless applications and contracts	$1,986,347	$773,330
Contracts and license fees	—	13,889
Wireless license fees	3,700	750
Total revenues	1,990,047	787,969
Cost of revenues:
Wireless applications and contracts	956,187	396,337
Contracts and license fees	—	3,199
Wireless license fees	—	—
Total cost of revenues	956,187	399,536
Gross profit	1,033,860	388,433
Operating expenses:
General and administrative expenses	727,103	926,061
Research and development	644,576	520,222
Sales and marketing	283,299	108,393
Non-cash compensation	11,068	47,036
Non-cash consulting expense	5,202	6,344
Non-cash settlements	58,750	—
Total operating expenses	1,729,998	1,608,056
Loss from operations	(696,138)	(1,219,623)
Interest expense	(43,337)	(20,848)
Amortization of discount on debt and beneficial conversion feature	(851,332)	—
Net loss	$(1,590,807)	$(1,240,471)

Net loss applicable to common stockholders:
Net loss	$(1, 590,807)	$(1,240,471)
Accretion of beneficial conversion feature on preferred stock	—	(208,522)
Preferred stock dividends	(48,140)	(41,565)
Net loss applicable to common stockholders	$(1,638,947)	$(1,490,558)
Per share amounts (basic and diluted)	$(0.13)	$(0.21)
Weighted average shares of common stock outstanding	12,751,276	7,094,163

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock				Additional
	Series A		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2004	2,407	$2,407,295	12,101,407	$12,101	$52,485,043
Common stock warrants issued for services	-	-	-	-	5,202
Warrants issued with convertible debt	-	-	-	-	107,617
Common stock issued in settlement of note payable	-	-	47,673	48	243,084
Exercise of warrants	-	-	1,263,246	1,263	4,110,871
Exercise of options	-	-	58,560	59	218,170
Adjustment of deferred compensation related to issuance of stock options	-	-	-	-	(10,744)
Amortization of deferred compensation	-	-	-	-	-
Net loss for the period	-	-	-	-	-

Balance at March 31, 2005	2,407	$2,407,295	13,470,886	$13,471	$57,159,243

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

				Total
	Deferred	Accumulated	Treasury	Stockholders’
	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2004	$(90,363)	$(54,673,653)	$(227,619)	$(87,196)
Common stock warrants issued for services	-	-	-	5,202
Warrants issued with convertible debt	-	-	-	107,617
Common stock issued in settlement of note payable	-	-	-	243,132
Exercise of warrants	-	-	-	4,112,134
Exercise of options	-	-	-	218,229
Adjustment of deferred compensation related to issuance of stock options	10,744	-	-	-
Amortization of deferred compensation	11,068	-	-	11,068
Net loss for the period	-	(1,590,807)	-	(1,590,807)

Balance at March 31, 2005	$(68,551)	$(56,264,460)	$(227,619)	$3,019,379

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Month Period Ended
	March 31, 2005	March 31, 2004

Operating activities
Net loss	$(1,590,807)	$(1,240,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,550	43,273
Non-cash compensation	11,068	47,036
Common stock options and warrants issued for services	5,202	6,344
Amortization of discount on debt and beneficial conversion feature	851,332	—
Non-cash settlements	58,750	—
Changes in operating assets and liabilities:
Accounts receivable	(202,848)	(149,904)
Prepaid and other assets	16,004	(205,849)
Accounts payable and other accrued expenses	199,033	(122,278)
Accrued salaries and related costs	(5,940)	(209,774)
Deferred revenue	—	21,000
Net cash used in operating activities	(646,656)	(1,810,623)

Investing activities
Purchases of equipment, software and furniture	(10,199)	(21,417)
Net cash used in investing activities	(10,199)	(21,417)

Financing activities
Proceeds from exercise of stock options and warrants	4,330,363	—
Proceeds from issuance of convertible debt	215,000	—
Payments of convertible debt	(1,640,000)	—
Principal payments on capital lease obligations	—	(10,546)
Principal payments on notes payable and short-term borrowings	(36,641)	(46,012)
Net cash provided by (used in) financing activities	2,868,722	(56,558)

Net increase (decrease) in cash	2,211,867	(1,888,598)
Cash at beginning of period	1,405,788	2,188,645
Cash at end of period	$3,617,655	$300,047

Supplemental disclosures of cash flow information
Cash paid for interest	$46,912	$18,032

The accompanying notes constitute an integral part of these financial statements.

Summus, Inc.

Notes to Financial Statements

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

We have completed the development and deployment of at least one or a combination of twenty-nine (29) wireless applications on a total of forty-one (41) wireless carriers, sixteen (16) of which are United States carriers and twenty-five (25) of which are international carriers. Some of our United States based wireless carriers include Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

1. Business, Organization and Basis of Presentation (continued)

Future Operations

As shown in the financial statements for the three months ended March 31, 2005, the Company incurred a net loss of $1,590,807 and experienced negative cash flows from operations.  The Company’s operations are dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability.  The Company is actively promoting and expanding its product line. As disclosed in Note 5, during the three months ended March 31, 2005, the Company raised additional equity financing from existing stockholders.  Management expects to be able to attract additional capital, if necessary, to expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss or stockholders’ equity (deficit).

Revenue Recognition and Related Costs

Wireless applications and contracts

Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded on a gross basis in accordance with Emerging Issues Task Force No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”(“EITF 99-19”). The Company recognizes the cost of payments to the content providers as a cost of revenues. Wireless applications and contracts cost of revenues include all third-party hosting, testing and/or carrier distribution fees. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

2. Summary of Significant Accounting Policies (continued)

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

There were no costs related to the wireless license fee revenue generated during the three months ended March 31, 2005, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Software Development Costs

Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No capitalized software development costs were incurred during the three-month periods ended March 31, 2005 and 2004.

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

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors. The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the statement of operations. Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant. Such costs are recognized ratably over the vesting period. The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $11,068 and $47,036 for the three months ended March 31, 2005 and 2004, respectively.

2. Summary of Significant Accounting Policies (continued)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three-month periods ended March 31, 2005 and 2004: dividend yield of 0%; volatility ranging from 1.218 to 1.789; risk-free interest rate ranging from 2.75% to 5.00%; and expected option lives of 5 years for employees and 10 years for Board members.

	Three-Month Period Ended
	March 31
	(Unaudited)
	2005	2004
Net loss applicable to common stockholders	$(1,638,947)	$(1,490,558)
Non-cash compensation charges included in net loss applicable to
common stockholders	11,068	47,036
Stock-based employee compensation cost that would have been
included in net loss applicable to common stockholders under the
fair value method	(126,493)	(361,736)

Adjusted net loss applicable to common stockholders	$(1,754,372)	$(1,805,258)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	(0.13)	(0.21)
Non-cash compensation charges included in net loss applicable to
common stockholders	0.00	0.01
Stock-based employee compensation cost that would have been
included in net loss applicable to common stockholders under the
fair value method	(0.01)	(0.05)

Adjusted net loss applicable to common stockholders	$(0.14)	$(0.25)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123. Non-cash consulting expense related to such stock based compensation for the three-month period ended March 31, 2005 and 2004 was $5,202 and $6,344, respectively.

2. Summary of Significant Accounting Policies (continued)

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the beginning of the first annual period beginning after June 15, 2005. Therefore the Company plans to adopt SFAS No. 123(R) on January 1, 2006. The adoption of the SFAS No. 123(R) fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to the Company’s financial statements. The Company is currently evaluating the two fair value pricing methods permitted by SFAS No. 123(R) and has not selected a final fair value pricing model.

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

3. Convertible Notes Payable (continued)

In January 2005, the Company received an additional investment of $215,000 of Senior Notes, on the same terms as the December 2004 Senior Notes financing. The holder was granted warrants to purchase a total of 42,157 shares of the Company’s common stock on the same terms as the warrants issued in the December 2004 Senior Notes Financing.

Due to the financing received by the Company in February and March 2005 as discussed in Note 5, the maturity of the 12% Senior Notes accelerated from the original maturity date of May 15, 2005. The Company repaid the principal balance of $1,640,000 of the Senior Notes, plus interest at the rate of 12% per annum. Since the Senior Notes were paid off in accordance with their terms, they will have no rights of conversion into the Company’s common stock.

The Company allocated the $1,640,000 of proceeds received in connection with the financing in December 2004 and January 2005 between the Senior Notes and the warrants on a relative fair value basis.  Accordingly, the Company allocated $735,319 to the Senior Notes and $904,681 to the warrants issued.  Since the Senior Notes were issued at a discount to the principal balance, which is the basis for the optional conversion, the effective conversion price of the Senior Notes was less than the fair value of the Company's common stock on the date of issuance.  In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," a beneficial conversion feature of $735,319 has been measured at the date of issuance and would have been recognized and recorded as a discount on debt and a corresponding credit to additional paid-in capital if the Senior Notes are not repaid prior to or on the Maturity Date. Due to the fact that the Senior Notes were repaid prior to the Maturity Date, the beneficial conversion feature will not be recognized.

The discount on the debt of $904,681 related to the warrants was being amortized to interest expense over the term of the Senior Notes beginning on the date of issuance.  The remaining discount on the Senior Notes was fully amortized in the three months ended March 31, 2005. Amortization of the discount of the Senior Notes was $851,332 for the three months ended March 31, 2005.

4. Notes Payable

On January 31, 2005, the Company entered into a modified settlement agreement with Holland & Knight LLP (“H&K”). The remaining amount of the recorded liability due to H&K of $184,382 was satisfied through the issuance to H&K of 47,673 shares of the Company’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of the Company’s common stock on the date of the settlement agreement.  The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $184,382, totaling $58,750, was recorded as settlement loss. H&K has contractually agreed to sell no more than 1,800 shares in any one (1) business day.

5. Common Stock and Warrants

Exercise of Warrants

During February and March 2005, the Company received $4,112,134 from the exercise of 1,263,246 warrants to purchase shares of the Company’s common stock. These warrants were originally issued in connection with private placements of the Company’s preferred stock and common stock. The Company agreed to reprice most of these warrants, which originally had exercise prices ranging from $3.50 to $7.50 per share, to exercise prices ranging from $2.50 to $3.50 per share in consideration for their immediate exercise.

Exercise of Stock Options

In January and February 2005, the Company issued 58,560 shares in connection with the exercise of stock options at their original exercise prices ranging from $1.60 to $5.10 per share. The total received by the Company from these exercises was $218,229.

As of March 31, 2005, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	17,692
Outstanding common stock warrants	3,443,890
Outstanding stock options	952,028
Possible future issuance under stock option plans	385,766
Total	4,799,376

6. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of March 31, 2005. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. No dividends have been paid in 2005. Cumulative unpaid dividends at March 31, 2005 were $112,327.

6. Preferred Stock (continued)

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

7. Commitments and Contingencies

Dr. Bjorn Jawerth’s Employment Agreement

In 2001, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth,which expired on February 16, 2004, and was not renewed by the Board of Directors. His employment agreement provided for an initial base salary of $350,000, with annual increases of 10%.

The difference between the increased salary amounts of $385,000 and $423,500, respectively, in the second and third years of his employment agreement, and his original base salary of $350,000, was deferred and accrued by the Company, at Dr. Jawerth’s election, until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. The 10% annual increases provided for in Dr. Jawerth’s employment contract have been recorded as accrued salaries in the Company’s balance sheet as of March 31, 2005.

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

7. Commitments and Contingencies (continued)

In connection with the cancellation of the agreements associated with the common stock equity line, Talisman, the intended purchaser under the equity line, indicated to the Company its intention to retain ownership of the warrants to purchase 50,000 shares of the Company’s unregistered common stock at an exercise price of $4.70 per share that were issued to Talisman upon the execution of the equity line agreements. It is management’s position, with the advice of legal counsel, that the cancellation of these warrants became effective with the cancellation of the equity line agreements and that no loss contingency exists. Therefore, the Company has not recorded the issuance of these 50,000 warrants in its financial statements nor disclosed them as part of outstanding warrants. The Company has sent correspondence to Talisman stating its position that the warrants have been cancelled. To date, the Company has not received correspondence back from Talisman indicating their concurrence.

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

•
our ability to develop and enter into strategic relationships with wireless service providers, wireless software developers, semiconductor and device designers, mobile and wireless device manufacturers and content providers;

•	timely deployment by wireless service providers, semiconductor and device designers, and wireless device manufacturers of our wireless applications in their networks and mobile information devices;

•	the continued growth in demand for wireless and mobile usage;

•	our new product development and acceleration of commercial deployment of such products;

•	the future adoption of our current and future products, services and technologies;

•	the future growth of our customer base;

•	technological competition, which creates the risk of our technology being rendered obsolete or noncompetitive;

•	the lack of patent protection with respect to the Company's technology;

•	potential infringement of the patent rights of third parties; and

•	evolving technology trends.

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

To date, the Company has experienced significant operating losses as we have made investments in application development. The Company is focused on the development and delivery of applications and the marketing of those applications to make substantial progress in revenue generation. We plan to expand our market presence by partnering with additional wireless carriers as well as increasing subscriber adoption of our applications. Our ability to generate profits and positive cash flow from operations will depend primarily on increasing revenues as well as continuing cost control measures.

Key Developments in 2005

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

Collaborative Agreement with Mattel, Inc.

In March 2005, Summus announced a partnering agreement with Mattel, Inc. to develop and distribute the card game UNO and other classic games including Ker Plunk!®, Rock' Em Sock 'Em RobotsTM and Toss AcrossTMfor the mobile phone. The applications will launch on BREW™ and J2ME™.

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

Exercise of Warrants

During February and March 2005, Summus received $4,112,134 from the exercise of 1,263,246 warrants to purchase shares of Summus’s common stock. These warrants were originally issued in connection with private placements of Summus’s preferred stock and common stock. Summus agreed to reprice most of these warrants, which originally had exercise prices ranging from $3.50 to $7.50 per share, to exercise prices ranging from $2.50 to $3.50 per share in consideration for their immediate exercise.

Exercise of Stock Options

In January and February 2005, Summus issued 58,560 shares in connection with the exercise of stock options at their original exercise prices ranging from $1.60 to $5.10 per share. The total received by Summus from these exercises was $218,229.

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

Payment of H&K Note Payable with stock

On January 31, 2005, Summus entered into a modified settlement agreement with Holland & Knight LLP (“H&K”). The remaining amount of the recorded liability due to H&K of $184,382 was satisfied through the issuance to H&K of 47,673 shares of Summus’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of Summus’s common stock on the date of the settlement agreement. The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $184,382, totaling $58,750, was recorded as settlement loss.

Results of Operations

Three-Month Period Ended March 31, 2005 Compared to Three-Month Period Ended March 31, 2004

Revenues

	Three Months Ended March 31
		% of Total		% of Total
	2005	Revenues	2004	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$ 1,986,347	99.8%	$ 773,330	98.1%	$ 1,213,017	156.9%
Contracts and license fees	-	-	13,889	1.8	(13,889)	(100.0)%
Wireless license fees	3,700	0.2	750	0.1	2,950	393.3%
Total revenues	$ 1,990,047	100.0%	$ 787,969	100.0%	$ 1,202,078	152.6%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $1,213,017 to $1,986,347 in the three-month period ended March 31, 2005, up 156.9% from $773,330 in the three-month period ended March 31, 2004. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Summus, launched by several wireless carriers and purchased by end-users. Summus launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver applications in March 2004 and launched its multi-player Texas Hold’em game application in May 2004. We continue to increase our subscriber base as well as our expansion to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Contracts and License Fees. Revenue from contracts and license fees was $13,889 in the three-month period ended March 31, 2004 and was generated from providing governmental contract services. This government contract commenced in 2003 and was completed in March 2004. There was no revenue earned from contracts and license fees during the three-month period ended March 31, 2005.

Wireless License Fees. Revenue earned from wireless license fees totaled $3,700 and $750 in the three-month periods ended March 31, 2005 and 2004, respectively.

Costs of Revenues

	Three Months Ended March 31
	2005	2004	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$956,187	$396,337	$559,850	141.3%
Contracts and license fees	-	3,199	(3,199)	(100.0)%
Wireless license fees	-	-	-	-%
Total cost of revenues	$956,187	$399,536	$556,651	139.3%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $559,850 to $956,187 in the three-month period ended March 31, 2005, up 141.3% from $396,337 in the three-month period ended March 31, 2004. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended March 31, 2005. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Contracts and License Fees. Costs of contracts and license fees were $3,199 in the three-month period ended March 31, 2004, and were incurred as part of providing services under a government contract that commenced in 2003 and was completed in March 2004. Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services. There was no revenue earned from contracts and license fees during the three-month period ended March 31, 2005, therefore the Company did not record any costs of revenues.

Wireless License Fees. There were no costs of revenues regarding wireless license fees during the three-month periods ended March 31, 2005 and 2004, since the license fee agreements consummated during this period related to technology that had been previously developed by the Company.

Gross Profit

	Three Months Ended March 31
	2005	2004	$ Change	% Change
Gross profit by category:
Wireless applications and contracts	$1,030,160	$376,993	$653,167	173.3%
Contracts and license fees	-	10,690	(10,690)	(100.0)%
Wireless license fees	3,700	750	2,950	393.3%
Total gross profit	$1,033,860	$388,433	$645,427	166.2%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $653,167 to $1,030,160 for the three-month period ended March 31, 2005, an increase of 173.3% over the gross profit for the three-month period ended March 31, 2004 of $376,993. The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Contracts and License Fees. Gross profit resulting from the government contract services during the three-month period ended March 31, 2004 totaled $10,690. The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue. During the three-month period ended March, 31, 2005, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $3,700 and $750 for the three-month periods ended March 31, 2005 and 2004, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Three Months Ended March 31
	2005	2004	$ Change	% Change

General and administrative	$ 727,103	$ 926,061	$(198,958)	(21.5)%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended March 31, 2005 were $727,103, compared to $926,061 for three-month period ended March 31, 2004. The decrease in general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs. The reductions in these categories reflect continued cost reduction efforts implemented by management.

Research and Development Expenses

	Three Months Ended March 31
	2005	2004	$ Change	% Change

Research and development	$644,576	$520,222	$ 124,354	23.9%

Research and development expenses for the three-month period ended March 31, 2005, were $644,576 compared to $520,222 for the three-month period ended March 31, 2004. The increase in research and development expenses is due to the increase in the number of applications that the Company is developing for future revenue generation and specific investments in certain technologies in the three-month period ended March 31, 2004. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Three Months Ended March 31
	2005	2004	$ Change	% Change

Sales and marketing	$283,299	$108,393	$174,906	161.4%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising fees and other professional fees. Sales and marketing expenses for the three-month period ended March 31, 2005 were $283,299, compared to $108,393 for the three-month period ended March 31, 2004. The increase in sales and marketing expenses during the current period as compared to the prior period reflects a focus to deploy and market new products in order to continue increasing revenues.

Non-Cash Compensation Expenses

	Three Months Ended March 31
	2005	2004	$ Change	% Change

Non-cash compensation	$11,068	$47,036	$(35,968)	(76.5)%

Non-cash compensation for the three-month period ended March 31, 2005 was $11,068 compared to $47,036 for the three-month period ended March 31, 2004. Non-cash compensation for each of the three-month periods reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Non-Cash Consulting Expenses

	Three Months Ended March 31
	2005	2004	$ Change	% Change

Non-cash consulting expense	$5,202	$6,344	$(1,142)	(18.0)%

Non-cash consulting expense for the three-month period ended March 31, 2005, in the amount of $5,202 is attributable to 1,118 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the three-month period ended March 31, 2004, in the amount of $6,344 is attributable to 1,042 stock options and 4,402 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash Settlements

	Three Months Ended March 31
	2005	2004	$ Change	% Change

Non-cash settlements	$58,750	$ -	$58,750	100.0%%

Non-cash settlements totaling $58,750 resulted from the settlement of the remaining amount of a note payable with Holland & Knight LLP (“H&K”) of $184,382 with the issuance to H&K of 47,673 shares of Summus’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of Summus’s common stock on the date of the settlement agreement. The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $184,382, totaling $58,750, was recorded as settlement loss.

The Company did not enter into any legal settlements during the three-month period ended March 31, 2004.

Interest Expense

	Three Months Ended March 31
	2005	2004	$ Change	% Change

Interest	$43,337	$20,848	$22,489	107.9%

Interest expense for the three-month period ended March 31 2005, was $43,337 compared to interest expense of $20,848 for three-month period ended March 31, 2004. Interest expense for each of the three-month periods related to interest costs associated with capital lease obligations and note payable agreements. The increase in interest expense is due primarily to interest incurred on principal on Senior Notes. These Senior Notes were repaid in March 2005.

Amortization of discount on debt and beneficial conversion feature

	Three Months Ended March 31
	2005	2004	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$851,332	$ -	$851,332	100.0%

Amortization of discount on debt and beneficial conversion feature for the three-month period ended March 31, 2005 was $851,332. This related to amortization of the discounts on the convertible notes payable entered into in December 2004. These notes were repaid in March 2005 and the discount was fully amortized as interest expense in the three-month period ended March 31, 2005. There was no amortization of discount on debt and beneficial conversion feature for the three-month period ended March 31, 2004.

Net Loss
	Three Months Ended March 31
	2005	2004	$ Change	% Change

Net loss	$1,590,807	$1,240,471	$350,336	28.2%

As a result of the factors discussed above, the net losses for the three-month period ended March 31, 2005 and 2004 were $1,590,807 and $1,240,471, respectively.

Liquidity and Capital Resources

As of March 31, 2005 we had $3,617,655 of cash on hand, working capital of $2,923,725, and approximately $1.78 million in current liabilities.

Funding Events

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

During February and March 2005, Summus received $4,112,134 from the exercise of 1,263,246 warrants to purchase shares of Summus’s common stock. These warrants were originally issued in connection with private placements of Summus’s preferred stock and common stock. Summus agreed to reprice most of these warrants, which originally had exercise prices ranging from $3.50 to $7.50 per share, to exercise prices ranging from $2.50 to $3.50 per share in consideration for their immediate exercise.

In January and February 2005, Summus issued 58,560 shares in connection with the exercise of stock options at their original exercise prices ranging from $1.60 to $5.10 per share. The total received by Summus from these exercises was $218,229.

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

Other Matters

From inception through our 2004 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common and preferred stock in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations through the 2005 fiscal year and beyond. However, business opportunities, such as product or geographic expansion, or the acquisition of product lines or companies may present themselves. If we were to pursue these opportunities, they may require that we raise additional capital through the issuance of our equity securities or that we issue shares of our common stock or other equity securities in connection with acquisitions. If we have to raise additional funding, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing stockholders' ownership.

Summus is actively promoting and expanding its product line and pursuing additional financing for capital to expand its operations.

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

•	increasing subscriber adoption of our applications through marketing and promotions;
•	securing top-tier brands;
•	the development and delivery of new wireless applications; and
•	the marketing of those applications to lay the foundation of future substantial revenue generation.

Cash Flow Information

	Three Months Ended March 31
	2005	2004
Cash used in operating activities	$(646,656)	$(1,810,623)
Cash used in investing activities	$(10,199)	$(21,417)
Cash provided by (used in) financing activities	$2,868,722	$(56,558)

Cash Flow used in Operating Activities. Net cash used in operating activities was $646,656 in the three-month period ended March 31, 2005, compared to $1,810,623 in the corresponding period of the prior year. The decrease in net cash used in operating activities was primarily due to increases in cash collections from customers consistent with the increase in wireless application revenues, and to cost reductions in several expense categories, primarily salaries, third-party consulting fees, travel, and general office administration costs in the three-month period ended March 31, 2005. Summus restructured its organization in February 2004 as part of its focus to reduce future operating expenses and focus on revenue generation.

Cash Flow used in Investing Activities. Net cash used in investing activities was $10,199 and $21,417 in the three-month periods ended March 31, 2005 and 2004, respectively, representing computer equipment purchases.

Cash Flow provided by (used in) Financing Activities. Net cash provided by financing activities was $2,868,722 in the three-month period ended March 31, 2005 and consisted of the following:

•	proceeds from issuance of Senior Notes of $215,000.
•	proceeds from the exercise of 1,263,246 stock warrants and 58,560 stock options of $4,330,363.
•	principal payments on Senior Notes of ($1,640,000).
•	principal payments on note payable obligations of ($36,641).

Net cash used in financing activities was $56,558 in the three-month period ended March 31, 2004, representing payments on capital lease and note payable obligations.

Contractual Obligations

At March 31, 2005, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under capital and operating leases and notes payable.

The following table summarizes our contractual obligations at March 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Operating	Notes
	Total	Leases	Payable
Nine months ended December 31, 2005	$345,553	$189,037	$156,516
Year ending December 31, 2006	$282,211	$200,682	$81,529

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the beginning of the first annual period beginning after June 15, 2005. Therefore, the Company plans to adopt SFAS No. 123(R) on January 1, 2006. The adoption of the SFAS No. 123(R) fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to the Company’s financial statements. The Company is currently evaluating the two fair value pricing methods permitted by SFAS No. 123(R) and has not selected a final fair value pricing model.

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

Wireless applications and contracts

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

There were no costs related to the wireless license fee revenue generated during the three months ended March 31, 2005 and 2004 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

     In addition, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any material weaknesses in our internal controls, and therefore, no corrective were actions taken.

PART II.
OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Securities Holders.

On February 18, 2005, Summus mailed an Information Statement to its security holders. The matters upon which action was being taken in accordance with the Information Statement were: (1) the approval of a reverse stock split in an amount which the Board of Directors deemed appropriate, in its sole discretion, in the range of 1-for-5 to 1-for-15; and (2) the approval of the reincorporation of Summus, Inc. (USA), a Florida corporation, as a Delaware corporation by merging it into Summus, Inc., a Delaware corporation.

Summus’ board of directors unanimously approved, and shareholders holding 61,015,550 shares of our common stock (representing approximately 50.7% of our outstanding common stock) as of February 15, 2005, consented in writing to, the matters addressed in the Information Statement. This approval and consent were sufficient under the Florida Business Corporation Act, our bylaws and our articles of incorporation to approve such matters.

Under the rules of the Securities and Exchange Commission, the written consents of our shareholders as to the matters described in the Information Statement could not take effect until 20 days after the mailing of this information statement had elapsed. On March 11, 2005, Summus made filings with the Secretary of State of the State of Florida and the Secretary of State of the State of Delaware effecting (1) a 1-for 10 reverse stock, as determined by our Board of Directors, and (2) the reincorporation of Summus as a Delaware corporation under the name of Summus, Inc.

Item 6. Exhibits.

(a) Exhibits:

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

Date: May 13, 2005	SUMMUS, INC. By: /s/ GARY E. BAN Gary E. Ban Chief Executive Officer

Date: May 13, 2005	By: /s/ DONALD T. LOCKE Donald T. Locke Chief Financial Officer