Form 10-Q
period 2005-06-30
SUMMUS INC
filed 2005-08-12
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
          Yes  ☐  No  ☑

As of August 11, 2005, the registrant had 13,469,072 shares of its Common Stock, par value $.001 per share, issued and outstanding.

 SUMMUS, INC.

 FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMUS, INC. BALANCE SHEETS (UNAUDITED)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$3,166,805	$1,405,788
Accounts receivable	913,070	801,698
Prepaids and other current assets	83,375	101,315
Total current assets	4,163,250	2,308,801
Equipment, software and furniture, net	106,019	97,005
Total assets	$4,269,269	$2,405,806

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,594,766	$1,167,259
Accrued salaries and related costs	197,419	187,029
Accrued interest	93,428	96,068
Current portion of notes payable	117,895	307,668
Convertible notes payable, net of discount of $743,715
at December 31, 2004	-	681,285
Total current liabilities	2,003,508	2,439,309
Notes payable, less current portion	-	53,693

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value;
10,000 shares designated, 2,407 shares issued and
outstanding at June 30, 2005 and December 31,
2004 (liquidation preference of $2,567,467 as of
June 30, 2005)	2,407,295	2,407,295
Common stock, $0.001 par value, 185,000,000 shares
authorized; 13,499,520 and 12,105,257 shares issued
and 13,495,670 and 12,101,407 shares outstanding at
June 30, 2005 and December 31, 2004, respectively	13,495	12,101
Additional paid-in capital	57,237,125	52,485,043
Deferred compensation	(53,241)	(90,363)
Accumulated deficit	(57,111,294)	(54,673,653)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity (deficit)	(2,265,761)	(87,196)
Total liabilities and stockholders’ equity (deficit )	$4,269,269	$2,405,806

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	June 30, 2005	June 30, 2004
Revenues:
Wireless applications and contracts	$1,792,686	$1,208,880
Wireless license fees	1,500	—
Total revenues	1,794,186	1,208,880
Cost of revenues:
Wireless applications and contracts	883,428	627,431
Wireless license fees	—	—
Total cost of revenues	883,428	627,431
Gross profit	910,758	581,449
Operating expenses:
General and administrative expenses	708,156	624,423
Research and development	677,114	453,097
Sales and marketing	355,965	127,655
Non-cash compensation	9,666	6,666
Non-cash consulting expense	5,199	22,673
Total operating expenses	1,756,100	1,234,514
Loss from operations	(845,342)	(653,065)
Interest expense	(1,492)	(13,341)
Amortization of discount on debt and beneficial conversion feature	—	(42,557)
Net loss	$(846,834)	$(708,963)

Net loss applicable to common stockholders:
Net loss	$(846,834)	$(708,963)
Accretion of beneficial conversion feature on preferred stock	—	(84,922)
Preferred stock dividends	(48,140)	(41,565)
Net loss applicable to common stockholders	$(894,974)	$(835,450)
Per share amounts (basic and diluted)	$(0.07)	$(0.10)
Weighted average shares of common stock outstanding	13,484,362	8,436,230

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Six-Month Period Ended
	June 30, 2005	June 30, 2004
Revenues:
Wireless applications and contracts	$3,779,033	$1,982,210
Contracts and license fees	—	13,889
Wireless license fees	5,200	750
Total revenues	3,784,233	1,996,849
Cost of revenues:
Wireless applications and contracts	1,839,615	1,023,768
Contracts and license fees	—	3,199
Wireless license fees	—	—
Total cost of revenues	1,839,615	1,026,967
Gross profit	1,944,618	969,882
Operating expenses:
General and administrative expenses	1,435,259	1,550,484
Research and development	1,321,690	973,319
Sales and marketing	639,264	236,048
Non-cash compensation	20,734	53,702
Non-cash consulting expense	10,401	29,017
Non-cash settlements	58,750	—
Total operating expenses	3,486,098	2,842,570
Loss from operations	(1,541,480)	(1,872,688)
Interest expense	(44,829)	(34,189)
Amortization of discount on debt and beneficial conversion feature	(851,332)	(42,557)
Net loss	$(2,437,641)	$(1,949,434)

Net loss applicable to common stockholders:
Net loss	$(2,437,641)	$(1,949,434)
Accretion of beneficial conversion feature on preferred stock	—	(293,444)
Preferred stock dividends	(96,280)	(83,130)
Net loss applicable to common stockholders	$(2,533,921)	$(2,326,008)
Per share amounts (basic and diluted)	$(0.19)	$(0.30)
Weighted average shares of common stock outstanding	13,119,890	7,765,193

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock				Additional
	Series A		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2004	2,407	$2,407,295	12,101,407	$12,101	$52,485,043
Common stock and warrants issued for services	—	—	23,334	23	86,214
Warrants issued with convertible debt	—	—	—	—	107,617
Common stock issued in settlement of note payable	—	—	47,673	48	243,084
Exercise of warrants	—	—	1,264,296	1,264	4,112,865
Exercise of options	—	—	58,960	59	218,690
Adjustment of deferred compensation related to issuance of stock options	—	—	—	—	(16,388)
Amortization of deferred compensation	—	—	—	—	—
Net loss for the period	—	—	—	—	—

Balance at June 30, 2005	2,407	$2,407,295	13,495,670	$13,495	$57,237,125

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

				Total
	Deferred	Accumulated	Treasury	Stockholders’
	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2004	$(90,363)	$(54,673,653)	$(227,619)	$(87,196)
Common stock and warrants issued for services	—	—	—	86,237
Warrants issued with convertible debt	—	—	—	107,617
Common stock issued in settlement of note payable	—	—	—	243,132
Exercise of warrants	—	—	—	4,114,129
Exercise of options	—	—	—	218,749
Adjustment of deferred compensation related to issuance of stock options	16,388	—	—	—
Amortization of deferred compensation	20,734	—	—	20,734
Net loss for the period	—	(2,437,641)	—	(2,437,641)

Balance at June 30, 2005	$(53,241)	$(57,111,294)	$(227,619)	$2,265,761

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Month Period Ended
	June 30, 2005	June 30, 2004

Operating activities
Net loss	$(2,437,641)	$(1,949,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,703	80,313
Non-cash compensation	20,734	53,702
Common stock, options and warrants issued for services	86,237	83,017
Amortization of discount on debt and beneficial conversion feature	851,332	42,557
Non-cash settlements	58,750	—
Changes in operating assets and liabilities:
Accounts receivable	(111,372)	(441,530)
Prepaid and other assets	17,940	(129,769)
Accounts payable and other accrued expenses	424,867	58,649
Accrued salaries and related costs	10,390	(178,343)
Deferred revenue	—	35,000
Net cash used in operating activities	(1,056,060)	(2,345,838)

Investing activities
Purchases of equipment, software and furniture	(31,717)	(31,688)
Net cash used in investing activities	(31,717)	(31,688)

Financing activities
Proceeds from exercise of stock options and warrants	4,332,878	520,086
Proceeds from issuance of convertible debt	215,000	500,000
Payments of convertible debt	(1,640,000)	—
Principal payments on capital lease obligations	—	(17,296)
Principal payments on notes payable and short-term borrowings	(59,084)	(65,553)
Net cash provided by financing activities	2,848,794	937,237

Net increase (decrease) in cash	1,761,017	(1,440,289)
Cash at beginning of period	1,405,788	2,188,645
Cash at end of period	$3,166,805	$748,356

Supplemental disclosures of cash flow information
Cash paid for interest	$47,469	$8,143

The accompanying notes constitute an integral part of these financial statements.

Summus, Inc.
Notes To Financial Statements

1. Business and Basis of Presentation

Business

Summus, Inc. ("Summus” or the "Company") is engaged primarily in the development of applications that optimize the consumer wireless experience.  The core of the Company's business plan is to focus on the emerging wireless market and partner with leading content brands to bring branded products to mobile phones.  Our content brands include Sports Illustrated, America Online, Fujifilm, Mattel, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, The Grateful Dead and others.

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

We have completed the development and deployment of at least one or a combination of thirty (30) wireless applications on a total of forty-two (42) wireless carriers, sixteen (16) of which are United States carriers and twenty-six (26) of which are international carriers. Some of our United States based wireless carriers include Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

1. Business and Basis of Presentation (continued)

Future Operations

As shown in the financial statements for the three months and six months ended June 30, 2005, the Company incurred net losses of $846,834 and $2,437,641, respectively, and experienced negative cash flows from operations.  The Company’s operations are dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability.  The Company is actively promoting and expanding its product line. Management expects to be able to attract additional capital, if necessary, to expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

There were no costs related to the wireless license fee revenue generated during the six months ended June 30, 2005, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Software Development Costs

Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No capitalized software development costs were incurred during the six-month periods ended June 30, 2005 and 2004.

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

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors. The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the statement of operations. Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant. Such costs are recognized ratably over the vesting period. The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $20,734 and $53,702 for the six months ended June 30, 2005 and 2004, respectively, and $9,666 and $6,666 for the three months ended June 30, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six-month periods ended June 30, 2005 and 2004: dividend yield of 0%; volatility ranging from 1.218 to 1.789; risk-free interest rate ranging from 2.75% to 5.00%; and expected option lives of 5 years for employees and 10 years for Board members.

2. Summary of Significant Accounting Policies (continued)

	Three-Month Period Ended June 30 (Unaudited)		Six-Month Period Ended June 30 (Unaudited)
	2005	2004	2005	2004

Net loss applicable to common shareholders	$(894,974)	$(835,450)	$(2,533,921)	$(2,326,008)
Non-cash compensation charges included in net loss applicable to common shareholders	9,666	6,666	20,734	53,702
Stock-based compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(103,508)	(333,291)	(230,001)	(691,319)

Adjusted net loss applicable to common stockholders	$(988,816)	$(1,162,075)	$(2,743,188)	$(2,963,625)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.07)	$(0.10)	$(0.19)	$(0.30)
Non-cash compensation charges included in net loss applicable to common stockholders	0.00	0.00	0.00	0.01
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(0.00)	(0.04)	(0.02)	(0.09)

Adjusted net loss applicable to common stockholders	$(0.07)	$(0.14)	$(0.21)	$(0.38)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123. Non-cash consulting expense related to such stock based compensation was $10,401 and $29,017 for the six-month periods ended June 30, 2005 and 2004, respectively, and $5,199 and $22,673 for the three-month periods ended June 30, 2005 and 2004, respectively.

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

The discount on the debt of $904,681 related to the warrants was being amortized to interest expense over the term of the Senior Notes beginning on the date of issuance.  The remaining discount on the Senior Notes was fully amortized in the three months ended March 31, 2005. Amortization of the discount of the Senior Notes was $851,332 for the six months ended June 30, 2005.

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

5. Common Stock and Warrants

Issuance of Common Stock for Services

In May 2005, the Company issued 23,334 shares of common stock pursuant to a marketing agreement valued at $75,836.

Exercise of Warrants

In May 2005, the Company received $1,995 from the exercise of 1,050 warrants to purchase shares of the Company’s common stock.

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

Exercise of Stock Options

In April 2005, the Company received $520 from the exercise of 400 options to purchase shares of the Company’s common stock.

In January and February 2005, the Company issued 58,560 shares in connection with the exercise of stock options at their original exercise prices ranging from $1.60 to $5.10 per share. The total received by the Company from these exercises was $218,229.

Common Stock Reserved for Future Issuance

As of June 30, 2005, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	18,030
Outstanding common stock warrants	3,444,492
Outstanding stock options	1,714,415
Possible future issuance under stock option plans	1,122,979
Total	6,299,916

6. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of June 30, 2005. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. No dividends have been paid in 2005. Cumulative unpaid dividends at June 30, 2005 were $160,467.

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

The difference between the increased salary amounts of $385,000 and $423,500, respectively, in the second and third years of his employment agreement, and his original base salary of $350,000, was deferred and accrued by the Company, at Dr. Jawerth’s election, until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. The 10% annual increases provided for in Dr. Jawerth’s employment contract have been recorded as accrued salaries in the Company’s balance sheet as of June 30, 2005.

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

Summus is primarily engaged in the development of mobile media applications that optimize the consumer wireless experience.  The core of our business is to focus on the emerging wireless market and partner with leading content brands to bring branded products to mobile phones. Our content brands include Sports Illustrated, America Online, Fujifilm, Mattel, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, The Grateful Dead and others.

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

We have completed the development and deployment of at least one or a combination of thirty (30) wireless applications on a total of forty-two (42) wireless carriers, sixteen (16) of which are United States carriers and twenty-six (26) of which are international carriers. Some of our U.S. based wireless carriers include, Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless.

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

Results of Operations

Three-Month Period Ended June 30, 2005 Compared to Three-Month Period Ended June 30, 2004

Revenues

	Three Months Ended June 30
		% of Total		% of Total
	2005	Revenues	2004	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$1,792,686	99.9%	$1,208,880	100.0%	$583,806	48.3%
Wireless license fees	1,500	0.1	-	-	1,500	100.0%
Total revenues	$1,794,186	100.0%	$1,208,880	100.0%	$585,306	48.4%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $583,806 to $1,792,686 in the three-month period ended June 30, 2005, up 48.3% from $1,208,880 in the three-month period ended June 30, 2004. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Summus, launched by several wireless carriers and purchased by end-users. Summus launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver applications in March 2004 and launched its multi-player Texas Hold’em game application in May 2004. We continue to increase our subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $1,500 and $0 in the three-month periods ended June 30, 2005 and 2004, respectively.

Costs of Revenues

	Three Months Ended June 30
	2005	2004	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$883,428	$627,431	$255,997	40.8%
Wireless license fees	-	-	-	-%
Total cost of revenues	$883,428	$627,431	$255,997	40.8%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $255,997 to $883,428 in the three-month period ended June 30, 2005, up 40.8% from $627,431 in the three-month period ended June 30, 2004. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended June 30, 2005. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Wireless License Fees. There were no costs of revenues regarding wireless license fees during the three-month periods ended June 30, 2005 and 2004, since the license fee agreements consummated during this period related to technology that had been previously developed and expensed by the Company.

Gross Profit

	Three Months Ended June 30
	2005	2004	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$909,258	$581,449	$327,809	56.4%
Wireless license fees	1,550	-	1,500	100.0%
Total gross profit	$910,758	$581,449	$329,309	56.6%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $327,809 to $909,258 for the three-month period ended June 30, 2005, an increase of 56.4% over the gross profit for the three-month period ended June 30, 2004 of $581,449. The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $1,500 and $0 for the three-month periods ended June 30, 2005 and 2004, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Three Months Ended June 30
	2005	2004	$ Change	% Change

General and administrative	$708,156	$624,423	$83,733	13.4%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended June 30, 2005 were $708,156, compared to $624,423 for three-month period ended June 30, 2004. The increase in general and administrative expenses during the current period as compared to the prior period reflect increases in several expense categories, including salaries, travel, fees related to the Qualcomm Quick-Pay program, and general office administration costs.

Research and Development Expenses

	Three Months Ended June 30
	2005	2004	$ Change	% Change

Research and Development	$677,114	$453,097	$224,017	49.4%

Research and development expenses for the three-month period ended June 30, 2005, were $677,114 compared to $453,097 for the three-month period ended June 30, 2004. The increase in research and development expenses is due to the increase in the number of applications that the Company is developing for future revenue generation and specific investments in certain technologies in the three-month period ended June 30, 2005. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Three Months Ended June 30
	2005	2004	$ Change	% Change

Sales and marketing	$355,965	$127,655	$228,310	178.8%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising fees and other professional fees. Sales and marketing expenses for the three-month period ended June 30, 2005 were $355,965, compared to $127,655 for the three-month period ended June 30, 2004. The increase in sales and marketing expenses during the current period as compared to the prior period reflects a focus to deploy and market new products in order to continue increasing revenues. The Company incurred various expenses during the three-month period ended June 30, 2005 related to various print, mail and web-based advertising campaigns.

Non-Cash Compensation Expenses

	Three Months Ended June 30
	2005	2004	$ Change	% Change

Non-cash compensation	$9,666	$6,666	$3,000	45.0%

Non-cash compensation for the three-month period ended June 30, 2005 was $9,666 compared to $6,666 for the three-month period ended June 30, 2004. Non-cash compensation for each of the three-month periods reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Non-Cash Consulting Expenses

	Three Months Ended June 30
	2005	2004	$ Change	% Change

Non-cash consulting expense	$5,199	$22,673	$(17,474)	(77.1)%

Non-cash consulting expense for the three-month period ended June 30, 2005, in the amount of $5,199 is attributable to 1,649 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the three-month period ended June 30, 2004, in the amount of $22,673 is attributable to 9,000 stock options and 5,404 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Interest Expense

	Three Months Ended June 30
	2005	2004	$ Change	% Change

Interest	$1,492	$13,341	$(11,849)	(88.8)%

Interest expense for the three-month period ended June 30 2005, was $1,492 compared to interest expense of $13,341 for three-month period ended June 30, 2004. Interest expense for each of the three-month periods related to interest costs associated with capital lease obligations and note payable agreements. The decrease in interest expense is due primarily to certain note and lease obligations being fully paid in 2004.

Amortization of discount on debt and beneficial conversion feature

	Three Months Ended June 30
	2005	2004	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$-	$42,557	$(42,557)	(100.0)%

There was no amortization of discount on debt and beneficial conversion feature for the three-month period ended June 30, 2005. Amortization of discount on debt and beneficial conversion feature for the three-month period ended June 30, 2004 was $42,557. This related to amortization of the discounts on the convertible notes payable entered into in May 2004. These notes were converted to common stock in 2004.

Net Loss

	Three Months Ended June 30
	2005	2004	$ Change	% Change

Net loss	$846,834	$708,963	$137,871	19.4%

As a result of the factors discussed above, the net losses for the three-month period ended June 30, 2005 and 2004 were $846,834 and $708,963, respectively.

Six-Month Period Ended June 30, 2005 Compared to Six-Month Period Ended June 30, 2004

Revenues

	Six Months Ended June 30
		% of Total		% of Total
	2005	Revenues	2004	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and
contracts	$3,779,033	99.9%	$1,982,210	99.3%	$1,796,823	90.6%
Contracts and license fees	-	-	13,889	0.7	(13,889)	(100.0)%
Wireless license fees	5,200	0.1	750	0.0	4,450	593.3%
Total revenues	$3,784,233	100.0%	$1,996,849	100.0%	$1,787,384	89.5%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $1,796,823 to $3,779,033 in the six month period ended June 30, 2005, up 90.6% from $1,982,210 in the six-month period ended June 30, 2004. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Summus, launched by several wireless carriers and purchased by end-users. Summus launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver applications in March 2004 and launched its multi-player Texas Hold’em game application in May 2004. We continue to increase our subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Contracts and License Fees. There was no revenue earned from contracts and license fees during the six-month period ended June 30, 2005. Revenue from contracts and license fees was $13,889 in the six-month period ended June 30, 2004 and was generated from providing governmental contract services. This government contract commenced in 2003 and was completed in March 2004.

Wireless License Fees. Revenue earned from wireless license fees totaled $5,200 and $750 in the six-month periods ended June 30, 2005 and 2004, respectively.

Costs of Revenues

	Six Months Ended June 30
	2005	2004	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$1,839,615	$1,023,768	$815,847	79.7%
Contracts and license fees	-	3,199	(3,199)	(100.0)%
Wireless license fees	-	-	-	-%
Total cost of revenues	$1,839,615	$1,026,967	$812,648	79.1%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $815,847 to $1,839,615 in the six-month period ended June 30, 2005, up 79.7% from $1,023,768 in the six-month period ended June 30, 2004. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the six-month period ended June 30, 2005. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Contracts and License Fees. There was no revenue earned from contracts and license fees during the six-month period ended June 30, 2005, therefore the Company did not record any costs of revenues. Costs of contracts and license fees were $3,199 in the six-month period ended June 30, 2004, and were incurred as part of providing services under a government contract that commenced in 2003 and was completed in March 2004. Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services.

Wireless License Fees. There were no costs of revenues regarding wireless license fees during the six-month periods ended June 30, 2005 and 2004, since the license fee agreements consummated during this period related to technology that had been previously developed and expensed by the Company.

Gross Profit

	Six Months Ended June 30
	2005	2004	$ Change	% Change
Gross profit by category:
Wireless applications and contracts	$1,939,418	$958,442	$980,976	102.4%
Contracts and license fees	-	10,690	(10,690)	(100.0)%
Wireless license fees	5,200	750	4,450	593.3%
Total cost of revenues	$1,944,618	$969,882	$974,736	100.5%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $980,976 to $1,939,418 for the six-month period ended June 30, 2005, an increase of 102.4% over the gross profit for the six-month period ended June 30, 2004 of $958,442. The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Contracts and License Fees. During the six-month period ended June 30, 2005, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees. Gross profit resulting from the government contract services during the six-month period ended June 30, 2004 totaled $10,690. The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $5,200 and $750 for the six-month periods ended June 30, 2005 and 2004, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Six Months Ended June 30
	2005	2004	$ Change	% Change

General and administrative	$1,435,259	$1,550,484	$(115,225)	(7.4)%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the six-month period ended June 30, 2005 were $1,435,259, compared to $1,550,484 for six-month period ended June 30, 2004. The decrease in general and administrative expenses during the current period as compared to the prior period reflect a reduction in several expense categories, namely salaries, third-party consulting fees, travel and general office administration costs from the second quarter of 2004. Management implemented certain cost-reduction programs from the second quarter of 2004.

Research and Development Expenses

	Six Months Ended June 30
	2005	2004	$ Change	% Change

Research and development	$1,321,690	$973,319	$348,371	35.8%

Research and development expenses for the six-month period ended June 30, 2005, were $1,321,690 compared to $973,319 for the six-month period ended June 30, 2004. The increase in research and development expenses is due to the increase in the number of applications that the Company is developing for future revenue generation and specific investments in certain technologies in the six-month period ended June 30, 2005. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Six Months Ended June 30
	2005	2004	$ Change	% Change

Sales and marketing	$639,264	$236,048	$403,216	170.8%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising fees and other professional fees. Sales and marketing expenses for the six--month period ended June 30, 2005 were $639,264, compared to $236,048 for the six--month period ended June 30, 2004. The increase in sales and marketing expenses during the current period as compared to the prior period reflects a focus to deploy and market new products in order to continue increasing revenues. The Company incurred various expenses during the six-month period ended June 30, 2005 related to various print, mail and web-based advertising campaigns.

Non-Cash Compensation Expenses

	Six Months Ended June 30
	2005	2004	$ Change	% Change

Non-cash compensation	$20,734	$53,702	$(32,968)	(61.4)%

Non-cash compensation for the six-month period ended June 30, 2005 was $20,734 compared to $53,702 for the six-month period ended June 30, 2004. Non-cash compensation for each of the six-month periods reflects the amortization for six months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Non-Cash Consulting Expenses

	Six Months Ended June 30
	2005	2004	$ Change	% Change

Non-cash consulting expense	$10,401	$29,017	$(18,616)	(64.2)%

Non-cash consulting expense for the six-month period ended June 30, 2005, in the amount of $10,401 is attributable to 2,767 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the six-month period ended June 30, 2004, in the amount of $29,017 is attributable to 9,450 stock options and 9,805 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash Settlements

	Six Months Ended June 30
	2005	2004	$ Change	% Change

Non-cash settlements	$58,750	$-	$58,750	100.0%

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

The Company did not enter into any legal settlements during the six-month period ended June 30, 2004.

Interest Expense

	Six Months Ended June 30
	2005	2004	$ Change	% Change

Interest	$44,829	$34,189	$10,640	31.1%

Interest expense for the six-month period ended June 30, 2005, was $44,829 compared to interest expense of $34,189 for six-month period ended June 30, 2004. Interest expense for each of the six-month periods related to interest costs associated with capital lease obligations and note payable agreements. The increase in interest expense is due primarily to interest incurred on principal on Senior Notes in 2005. These Senior Notes were repaid in March 2005.

Amortization of discount on debt and beneficial conversion feature

	Six Months Ended June 30
	2005	2004	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$851,332	$42,557	$808,775	1,900.5%

Amortization of discount on debt and beneficial conversion feature for the six-month period ended June 30, 2005 was $851,332. This related to amortization of the discounts on the convertible notes payable entered into in December 2004. These notes were repaid in March 2005 and the discount was fully amortized as interest expense in the six-month period ended June 30, 2005. Amortization of discount on debt and beneficial conversion feature for the six-month period ended June 30, 2004 was $42,557. This related to amortization of the discounts on the convertible notes payable entered into in May 2004. These notes were converted to common stock in 2004.

Net Loss

	Six Months Ended June 30
	2005	2004	$ Change	% Change

Net loss	$2,437,641	$1,949,434	$488,207	25.0%

As a result of the factors discussed above, the net losses for the six-month periods ended June 30, 2005 and 2004 were $2,437,641 and $1,949,434, respectively.

Liquidity and Capital Resources

As of June 30, 2005 we had $3,166,805 of cash on hand, working capital of $2,159,742, and approximately $2.0 million in current liabilities.

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

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

•	increasing subscriber adoption of our applications through marketing and promotions;
•	securing top-tier brands;
•	the development and delivery of new wireless applications; and
•	the marketing of those applications to lay the foundation of future substantial revenue generation.

Cash Flow Information

	Six Months Ended June 30
	2005	2004
Cash used in operating activities	$(1,056,060)	$(2,345,838)
Cash used in investing activities	$(31,717)	$(31,688)
Cash provided by financing activities	$2,848,794	$937,237

Cash Flow used in Operating Activities. Net cash used in operating activities was $1,056,060 in the six-month period ended June 30, 2005, compared to $2,345,838 in the corresponding period of the prior year. The decrease in net cash used in operating activities was primarily due to increases in cash collections from customers consistent with the increase in wireless application revenues, and to cost reductions in several expense categories, primarily salaries, third-party consulting fees, travel, and general office administration costs in the six-month period ended June 30, 2005. Summus restructured its organization in February 2004 as part of its focus to reduce future operating expenses and focus on revenue generation.

Cash Flow used in Investing Activities. Net cash used in investing activities was $31,717 and $31,688 in the six-month periods ended June 30, 2005 and 2004, respectively, representing computer equipment purchases.

Cash Flow provided by Financing Activities. Net cash provided by financing activities was $2,848,794 in the six-month period ended June 30, 2005 and consisted of the following:

•	proceeds from issuance of Senior Notes of $215,000.
•	proceeds from the exercise of 1,264,296 stock warrants and 58,960 stock options of $4,332,878.
•	principal payments on Senior Notes of ($1,640,000).
•	principal payments on note payable obligations of ($59,084).

Net cash provided by financing activities was $937,237 in the six-month period ended June 30, 2004 and consisted of the following:

•	proceeds from issuance of convertible notes payable and common stock of $1,000,000.
•	the sale of 43,104 shares of the Company’s common stock for cash proceeds of $20,086.
•	principal payments on capital lease obligations of ($17,296).
•	principal payments on note payable obligations of ($65,553).

Contractual Obligations

At June 30, 2005, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating leases and notes payable.

The following table summarizes our contractual obligations at June 30, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Operating	Notes
	Total	Leases	Payable
Six months ended December 31, 2005	$251,722	$125,222	$126,500
Year ending December 31, 2006	$286,047	$200,682	$85,365

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

There were no costs related to the wireless license fee revenue generated during the three months ended June 30, 2005 and 2004 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

PART II.
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock for Services

In May 2005, the Company issued 23,334 shares of common stock pursuant to a marketing agreement valued at $75,836.

Exercise of Warrants

In May 2005, the Company received $1,995 from the exercise of 1,050 warrants to purchase shares of the Company’s common stock.

Exercise of Stock Options

In April 2005, the Company received $520 from the exercise of 400 options to purchase shares of the Company’s common stock.

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

Date: August 12, 2005	SUMMUS, INC. By: /s/ GARY E. BAN Gary E. Ban Chief Executive Officer

Date: August 12, 2005	By: /s/ DONALD T. LOCKE Donald T. Locke Chief Financial Officer