Form 10-Q
period 2005-09-30
SUMMUS INC
filed 2005-11-14
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

______________

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

          Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          Yes  ☐  No  ☑

As of November 10, 2005, the registrant had 13,493,106 shares of its Common Stock, par value $.001 per share, issued and outstanding.

 SUMMUS, INC.

   FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUMMUS, INC. BALANCE SHEETS (UNAUDITED)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash	$2,238,999	$1,405,788
Accounts receivable	1,180,334	801,698
Prepaids and other current assets	75,770	101,315
Total current assets	3,495,103	2,308,801
Equipment, software and furniture, net	122,548	97,005
Total assets	$3,617,651	$2,405,806

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,933,899	$1,167,259
Accrued salaries and related costs	193,422	187,029
Accrued interest	94,023	96,068
Current portion of notes payable	91,937	307,668
Convertible notes payable, net of discount of $743,715 at December 31, 2004	—	681,285
Total current liabilities	2,313,281	2,439,309
Notes payable, less current portion	—	53,693

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value;
10,000 shares designated, 2,407 shares issued and
outstanding at September 30, 2005 and December 31,
2004 (liquidation preference of $2,615,607 as of
September 30, 2005)	2,407,295	2,407,295
Common stock, $0.001 par value, 185,000,000 shares
authorized; 13,522,854 and 12,105,257 shares issued
and 13,519,004 and 12,101,407 shares outstanding at
September 30, 2005 and December 31, 2004, respectively	13,519	12,101
Additional paid-in capital	57,309,425	52,485,043
Deferred compensation	(43,361)	(90,363)
Accumulated deficit	(58,154,889)	(54,673,653)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity (deficit)	1,304,370	(87,196)
Total liabilities and stockholders’ equity (deficit )	$3,617,651	$2,405,806

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended

	September 30, 2005	September 30, 2004
Revenues:
Wireless applications and contracts	$2,054,744	$1,466,448
Contracts and license fees	—	30,000
Wireless license fees	3,500	4,250
Total revenues	2,058,244	1,500,698
Cost of revenues:
Wireless applications and contracts	1,008,937	723,988
Contracts and license fees	—	4,038
Wireless license fees	—	—
Total cost of revenues	1,008,937	728,026
Gross profit	1,049,307	772,672
Operating expenses:
General and administrative expenses	659,831	521,959
Research and development	916,284	436,830
Sales and marketing	503,932	227,971
Non-cash compensation	6,995	2,475
Non-cash consulting expense	5,207	41,415
Non-cash settlements	—	(126,373)
Total operating expenses	2,092,249	1,104,277
Loss from operations	(1,042,942)	(331,605)
Interest expense	(653)	(13,830)
Amortization of discount on debt and beneficial conversion feature	—	(611,653)
Net loss	$(1,043,595)	$(957,088)

Net loss applicable to common stockholders:
Net loss	$(1,043,595)	$(957,088)
Preferred stock dividends	(48,140)	(41,565)
Net loss applicable to common stockholders	$(1,091,735)	$(998,653)
Per share amounts (basic and diluted)	$(0.08)	$(0.11)
Weighted average shares of common stock outstanding	13,503,786	9,305,370

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine-Month Period Ended

	September 30, 2005	September 30, 2004
Revenues:
Wireless applications and contracts	$5,833,777	$3,448,658
Contracts and license fees	—	43,889
Wireless license fees	8,700	5,000
Total revenues	5,842,477	3,497,547
Cost of revenues:
Wireless applications and contracts	2,848,552	1,747,756
Contracts and license fees	—	7,237
Wireless license fees	—	—
Total cost of revenues	2,848,552	1,754,993
Gross profit	2,993,925	1,742,554
Operating expenses:
General and administrative expenses	2,095,090	2,072,443
Research and development	2,237,974	1,410,149
Sales and marketing	1,143,196	464,019
Non-cash compensation	27,729	56,177
Non-cash consulting expense	15,608	70,432
Non-cash settlements	58,750	(126,373)
Total operating expenses	5,578,347	3,946,847
Loss from operations	(2,584,422)	(2,204,293)
Interest expense	(45,482)	(48,019)
Amortization of discount on debt and beneficial conversion feature	(851,332)	(654,210)
Net loss	$(3,481,236)	$(2,906,522)

Net loss applicable to common stockholders:
Net loss	$(3,481,236)	$(2,906,522)
Accretion of beneficial conversion feature on preferred stock	—	(293,444)
Preferred stock dividends	(144,420)	(124,695)
Net loss applicable to common stockholders	$(3,625,656)	$(3,324,661)
Per share amounts (basic and diluted)	$(0.27)	$(0.40)
Weighted average shares of common stock outstanding	13,249,293	8,282,333

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock				Additional
	Series A		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2004	2,407	$2,407,295	12,101,407	$12,101	$52,485,043
Common stock and warrants issued for services	—	—	46,668	47	161,399
Warrants issued with convertible debt	—	—	—	—	107,617
Common stock issued in settlement of note payable	—	—	47,673	48	243,084
Exercise of warrants	—	—	1,264,296	1,264	4,112,865
Exercise of options	—	—	58,960	59	218,690
Adjustment of deferred compensation related to issuance of stock options	—	—	—	—	(19,273)
Amortization of deferred compensation	—	—	—	—	—
Net loss for the period	—	—	—	—	—

Balance at September 30, 2005	2,407	$2,407,295	13,519,004	$13,519	$57,309,425

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

				Total
	Deferred	Accumulated	Treasury	Stockholders’
	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2004	$(90,363)	$(54,673,653)	$(227,619)	$(87,196)
Common stock and warrants issued for services	—	—	—	161,446
Warrants issued with convertible debt	—	—	—	107,617
Common stock issued in settlement of note payable	—	—	—	243,132
Exercise of warrants	—	—	—	4,114,129
Exercise of options	—	—	—	218,749
Adjustment of deferred compensation related to issuance of stock options	19,273	—	—	—
Amortization of deferred compensation	27,729	—	—	27,729
Net loss for the period	—	(3,481,236)	—	(3,481,236)

Balance at September 30, 2005	$(43,361)	$(58,154,889)	$(227,619)	$1,304,370

The accompanying notes constitute an integral part of these financial statements.

SUMMUS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-Month Period Ended

	September 30, 2005	September 30, 2004

Operating activities
Net loss	$(3,481,236)	$(2,906,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,294	116,362
Non-cash compensation	27,729	56,177
Common stock, options and warrants issued for services	161,446	124,432
Amortization of discount on debt and beneficial conversion feature	851,332	654,210
Non-cash settlements	58,750	(126,373)
Changes in operating assets and liabilities:
Accounts receivable	(378,636)	(837,315)
Prepaid and other assets	25,545	(61,183)
Accounts payable and other accrued expenses	764,595	268,248
Accrued salaries and related costs	6,393	(172,369)
Deferred revenue	—	11,000
Net cash used in operating activities	(1,928,788)	(2,873,333)

Investing activities
Purchases of equipment, software and furniture	(60,837)	(38,369)
Net cash used in investing activities	(60,837)	(38,369)

Financing activities
Proceeds from exercise of stock options and warrants	4,332,878	20,086
Proceeds from issuance of convertible debt	215,000	1,000,000
Payments of convertible debt	(1,640,000)	—
Principal payments on capital lease obligations	—	(17,296)
Principal payments on notes payable and short-term borrowings	(85,042)	(88,180)
Net cash provided by financing activities	2,822,836	914,610

Net increase (decrease) in cash	833,211	(1,997,092)
Cash at beginning of period	1,405,788	2,188,645
Cash at end of period	$2,238,999	$191,553

Supplemental disclosures of cash flow information
Cash paid for interest	$47,527	$40,864

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

We have completed the development and deployment of at least one or a combination of thirty-two (32) wireless applications on a total of forty-five (45) wireless carriers and distribution partners, seventeen (17) of which are domestic and twenty-eight (28) of which are international. Some of our United States based wireless carriers include Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

1.  Business and Basis of Presentation (continued)

Future Operations

As shown in the financial statements for the three months and nine months ended September 30, 2005, the Company incurred net losses of $1,043,595 and $3,481,236, respectively, and experienced negative cash flows from operations.  The Company’s operations are dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability.  The Company is actively promoting and expanding its product line. Management expects to be able to attract additional capital, if necessary, to expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

There were no costs related to the wireless license fee revenue generated during the nine months ended September 30, 2005, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Software Development Costs

Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No capitalized software development costs were incurred during the nine-month periods ended September 30, 2005 and 2004.

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

2.  Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors. The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations. For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the statement of operations. Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant. Such costs are recognized ratably over the vesting period. The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $27,729 and $56,177 for the nine months ended September 30, 2005 and 2004, respectively, and $6,995 and $2,475 for the three months ended September 30, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine-month periods ended September 30, 2005 and 2004: dividend yield of 0%; volatility ranging from 1.218 to 1.789; risk-free interest rate ranging from 2.75% to 5.00%; and expected option lives of 5 years for employees and 10 years for Board members.

2. Summary of Significant Accounting Policies (continued)

	Three-Month Period Ended September 30 (Unaudited)		Nine-Month Period Ended September 30 (Unaudited)
	2005	2004	2005	2004

Net loss applicable to common shareholders	$(1,091,735)	$(998,653)	$(3,625,656)	$(3,324,661)
Non-cash compensation charges included in net loss applicable to common shareholders	6,995	2,475	27,729	56,177
Stock-based compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(246,897)	(278,654)	(476,898)	(969,973)

Adjusted net loss applicable to common stockholders	$(1,331,637)	$(1,274,832)	$(4,074,825)	$(4,238,457)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.08)	$(0.11)	$(0.27)	$(0.40)
Non-cash compensation charges included in net loss applicable to common stockholders	0.00	0.00	0.00	0.01
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(0.02)	(0.03)	(0.04)	(0.12)

Adjusted net loss applicable to common stockholders	$(0.10)	$(0.14)	$(0.31)	$(0.51)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123. Non-cash consulting expense related to such stock based compensation was $15,608 and $70,432 for the nine-month periods ended September 30, 2005 and 2004, respectively, and $5,207 and $41,415 for the three-month periods ended September 30, 2005 and 2004, respectively.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of ABP Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

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

The discount on the debt of $904,681 related to the warrants was being amortized to interest expense over the term of the Senior Notes beginning on the date of issuance.  The remaining discount on the Senior Notes was fully amortized in 2005.

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

In August 2005, the Company issued 23,334 shares of common stock pursuant to a marketing agreement valued at $70,002.

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

5.  Common Stock and Warrants (continued)

Common Stock Reserved for Future Issuance

As of September 30, 2005, the Company had reserved shares of its authorized 6,245,865 shares of common stock for future issuance as follows:

Series A convertible preferred stock and related dividends	18,368
Outstanding common stock warrants	3,390,103
Outstanding stock options	1,775,915
Possible future issuance under stock option plans	1,061,479
Total	6,245,865

6.  Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of September 30, 2005. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. No dividends have been paid in 2005. Cumulative unpaid dividends at September 30, 2005 were $208,312.

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

The difference between the increased salary amounts of $385,000 and $423,500, respectively, in the second and third years of his employment agreement, and his original base salary of $350,000, was deferred and accrued by the Company, at Dr. Jawerth’s election, until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. The 10% annual increases provided for in Dr. Jawerth’s employment contract have been recorded as accrued salaries in the Company’s balance sheet as of September 30, 2005.

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

We have completed the development and deployment of at least one or a combination of thirty-two (32) wireless applications on a total of forty-five (45) wireless carriers and distribution partners , seventeen (17) of which are domestic and twenty-eight (28) of which are international. Some of our U.S. based wireless carriers include, Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless.

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

Results of Operations

Three-Month Period Ended September 30, 2005 Compared to Three-Month Period Ended September 30, 2004

Revenues

	Three Months Ended September 30
		% of Total		% of Total
	2005	Revenues	2004	Revenues	$ Change	% Change

Revenues by category:
Wireless applications
and contracts	$2,054,744	99.8%	$1,466,448	97.7%	$588,296	40.1%
Contracts and license fees	-	-	30,000	2.0	(30,000)	(100.0)%
Wireless license fees	3,500	0.2	4,250	0.3	(750)	(17.6)%
Total revenues	$2,058,244	100.0%	$1,500,698	100.0%	$557,546	37.2%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $588,296 to $2,054,744 in the three-month period ended September 30, 2005, up 40.1% from $1,466,448 in the three-month period ended September 30, 2004. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Summus, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Contracts and License Fees. There was no revenue earned from contracts and license fees during the three-month period ended September 30, 2005. Revenue from contracts and license fees was $30,000 in the three-month period ended September 30, 2004 and was generated from providing governmental contract services. This government contract commenced in 2003 and was completed in March 2004.

Wireless License Fees. Revenue earned from wireless license fees totaled $3,500 and $4,250 in the three-month periods ended September 30, 2005 and 2004, respectively.

Costs of Revenues

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Cost of revenues by category:
Wireless applications and contracts	$1,008,937	$723,988	$284,949	39.4%
Contracts and license fees	-	4,038	(4,038)	(100.0)%
Wireless license fees	-	-	-	-%
Total cost of revenues	$1,008,937	$728,026	$280,911	38.6%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $284,949 to $1,008,937 in the three-month period ended September 30, 2005, up 39.4% from $723,988 in the three-month period ended September 30, 2004. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended September 30, 2005. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Contracts and License Fees. There was no revenue earned from contracts and license fees during the three-month period ended September 30, 2005, therefore the Company did not record any costs of revenues. Costs of contracts and license fees were $4,038 in the three-month period ended September 30, 2004, and were incurred as part of providing services under a government contract that commenced in 2003 and was completed in March 2004. Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services.

Wireless License Fees. There were no costs of revenues regarding wireless license fees during the three-month periods ended September 30, 2005 and 2004, since the license fee agreements consummated during this period related to technology that had been previously developed and expensed by the Company.

Gross Profit

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$1,045,807	$742,460	$303,347	40.9%
Contracts and license fees	-	25,962	(25,962)	(100.0)%
Wireless license fees	3,500	4,250	(750)	(17.6)%
Total gross profit	$1,049,307	$772,672	$276,635	35.8%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $303,347 to $1,045,807 for the three-month period ended September 30, 2005, an increase of 40.9% over the gross profit for the three-month period ended September 30, 2004 of $742,460. The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Contracts and License Fees. During the three-month period ended September 30, 2005, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees. Gross profit resulting from the government contract services during the three-month period ended September 30, 2004 totaled $25,962. The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $3,500 and $4,250 for the three-month periods ended September 30, 2005 and 2004, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Three Months Ended September 30
	2005	2004	$ Change	% Change

General and administrative	$659,831	$521,959	$137,872	26.4%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the three-month period ended September 30, 2005 were $659,831, compared to $521,959 for the three-month period ended September 30, 2004. The increase in general and administrative expenses during the current period as compared to the prior period reflect increases in several expense categories, including salaries, travel, fees related to the Qualcomm Quick-Pay program, and general office administration costs.

Research and Development Expenses

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Research and development	$916,284	$436,830	$479,454	109.8%

Research and development expenses for the three-month period ended September 30, 2005, were $916,284 compared to $436,830 for the three-month period ended September 30, 2004. The increase in research and development expenses is due to the increase in application development for the number of applications that the Company is developing for future revenue generation and specific investments in certain technologies in the three-month period ended September 30, 2005. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Sales and marketing	$503,932	$227,971	$275,961	121.1%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising fees and other professional fees. Sales and marketing expenses for the three-month period ended September 30, 2005 were $503,932, compared to $227,971 for the three-month period ended September 30, 2004. The increase in sales and marketing expenses during the current period as compared to the prior period reflects a focus to deploy and market new products in order to continue increasing revenues. The Company incurred various expenses during the three-month period ended September 30, 2005 related to various print, mail and web-based advertising campaigns.

Non-Cash Compensation Expenses

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Non-cash compensation	$6,995	$2,475	$4,520	182.6%

Non-cash compensation for the three-month period ended September 30, 2005 was $6,995 compared to $2,475 for the three-month period ended September 30, 2004. Non-cash compensation for each of the three-month periods reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Non-Cash Consulting Expenses

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Non-cash consulting expense	$5,207	$41,415	$(36,208)	(87.4)%

Non-cash consulting expense for the three-month period ended September 30, 2005, in the amount of $5,207 is attributable to 1,946 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the three-month period ended September 30, 2004, in the amount of $41,415 is attributable to 18,085 stock options and 4,090 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-Cash Settlements

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Non-cash settlements	$-	$(126,373)	$126,373	100.0%

The Company did not enter into any legal settlements during the three-month period ended September 30, 2005.

On August 31, 2004, the Company signed and executed an agreement pertaining to payment for prior printing services provided to the Company valued at $276,373 with Bowne of New York City, LLC. The aggregate settlement gain resulting from this transaction totaled $126,373.

Interest Expense

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Interest	$653	$13,830	$(13,177)	(95.3)%

Interest expense for the three-month period ended September 30 2005, was $653 compared to interest expense of $13,830 for three-month period ended September 30, 2004. Interest expense for each of the three-month periods related to interest costs associated with capital lease obligations and note payable agreements. The decrease in interest expense is due primarily to certain note and lease obligations being fully paid in 2004.

Amortization of discount on debt and beneficial conversion feature

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$-	$611,653	$(611,653)	(100.0)%

There was no amortization of discount on debt and beneficial conversion feature for the three-month period ended September 30, 2005. Amortization of discount on debt and beneficial conversion feature for the three-month period ended September 30, 2004 was $611,653. This related to amortization of the discounts on the convertible notes payable entered into in May 2004. These notes were converted to common stock in 2004.

Net Loss

	Three Months Ended September 30
	2005	2004	$ Change	% Change

Net loss	$1,043,595	$957,088	$86,507	9.0%

As a result of the factors discussed above, the net losses for the three-month period ended September 30, 2005 and 2004 were $1,043,595 and $957,088, respectively.

Nine-Month Period Ended September 30, 2005 Compared to Nine-Month Period Ended September 30, 2004

Revenues

	Nine Months Ended September 30
		% of Total		% of Total
	2005	Revenues	2004	Revenues	$ Change	% Change

Revenues by category:
Wireless applications
and contracts	$5,833,777	99.9%	$3,448,658	98.6%	$2,385,119	69.2%
Contracts and license fees	-	-	43,889	1.3	(43,889)	(100.0)%
Wireless license fees	8,700	0.1	5,000	0.1	3,700	74.0%
Total revenues	$5,842,477	100.0%	$3,497,547	100.0%	$2,344,930	67.0%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $2,385,119 to $5,833,777 in the nine month period ended September 30, 2005, up 69.2% from $3,448,658 in the nine-month period ended September 30, 2004. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Summus, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Contracts and License Fees. There was no revenue earned from contracts and license fees during the nine-month period ended September 30, 2005. Revenue from contracts and license fees was $43,889 in the nine-month period ended September 30, 2004 and was generated from providing governmental contract services. This government contract commenced in 2003 and was completed in March 2004.

Wireless License Fees. Revenue earned from wireless license fees totaled $8,700 and $5,000 in the nine-month periods ended September 30, 2005 and 2004, respectively.

Costs of Revenues

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Cost of revenues by category:
Wireless applications and contracts	$2,848,552	$1,747,756	$1,100,796	63.0%
Contracts and license fees	-	7,237	(7,237)	(100.0)%
Wireless license fees	-	-	-	-%
Total cost of revenues	$2,848,552	$1,754,993	$1,093,559	62.3%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $1,100,796 to $2,848,552 in the nine-month period ended September 30, 2005, up 63.0% from $1,747,756 in the nine-month period ended September 30, 2004. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the nine-month period ended September 30, 2005. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Contracts and License Fees. There was no revenue earned from contracts and license fees during the nine-month period ended September 30, 2005, therefore the Company did not record any costs of revenues. Costs of contracts and license fees were $7,237 in the nine-month period ended September 30, 2004, and were incurred as part of providing services under a government contract that commenced in 2003 and was completed in March 2004. Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services.

Wireless License Fees. There were no costs of revenues regarding wireless license fees during the nine-month periods ended September 30, 2005 and 2004, since the license fee agreements consummated during this period related to technology that had been previously developed and expensed by the Company.

Gross Profit

	Nine Months Ended September 30
	2005	2004	$ Change	% Change
Gross profit by category:
Wireless applications and contracts	$2,985,225	$1,700,902	$1,284,323	75.5%
Contracts and license fees	-	36,652	(36,652)	(100.0)%
Wireless license fees	8,700	5,000	3,700	74.0%
Total gross profit	$2,993,925	$1,742,554	$1,251,371	71.8%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $1,284,323 to $2,985,225 for the nine-month period ended September 30, 2005, an increase of 75.5% over the gross profit for the nine-month period ended September 30, 2004 of $1,700,902. The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Contracts and License Fees. During the nine-month period ended September 30, 2005, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees. Gross profit resulting from the government contract services during the nine-month period ended September 30, 2004 totaled $36,652. The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $8,700 and $5,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

General and administrative	$2,095,090	$2,072,443	$22,647	1.1%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the nine-month period ended September 30, 2005 were $2,095,090, compared to $2,072,443 for nine-month period ended September 30, 2004. Management implemented certain cost-reduction programs during the second quarter of 2004. Those cost-reduction programs have been offset by increases in several expense categories, including salaries, travel, fees related to the Qualcomm Quick-Pay program, and general office administration costs.

Research and Development Expenses

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Research and development	$2,237,974	$1,410,149	$827,825	58.7%

Research and development expenses for the nine-month period ended September 30, 2005, were $2,237,974 compared to $1,410,149 for the nine-month period ended September 30, 2004. The increase in research and development expenses is due to the increase in application development for the number of applications that the Company is developing for future revenue generation and specific investments in certain technologies in the nine-month period ended September 30, 2005. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Sales and marketing	$1,143,196	$464,019	$679,177	146.4%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising fees and other professional fees. Sales and marketing expenses for the nine-month period ended September 30, 2005 were $1,143,196, compared to $464,019 for the nine-month period ended September 30, 2004. The increase in sales and marketing expenses during the current period as compared to the prior period reflects a focus to deploy and market new products in order to continue increasing revenues. The Company incurred various expenses during the nine-month period ended September 30, 2005 related to various print, mail and web-based advertising campaigns.

Non-Cash Compensation Expenses

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Non-cash compensation	$27,729	$56,177	$(28,448)	(50.6)%

Non-cash compensation for the nine-month period ended September 30, 2005 was $27,729 compared to $56,177 for the nine-month period ended September 30, 2004. Non-cash compensation for each of the nine-month periods reflects the amortization for nine months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Non-Cash Consulting Expenses

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Non-cash consulting expense	$15,608	$70,432	$(54,824)	(77.8)%

Non-cash consulting expense for the nine-month period ended September 30, 2005, in the amount of $15,608 is attributable to 4,713 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the nine-month period ended September 30, 2004, in the amount of $70,432 is attributable to 36,533 stock options and 13,895 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash Settlements

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Non-cash settlements	$58,750	$(126,373)	$185,123	146.5%

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

Interest Expense

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Interest	$45,482	$48,019	$(2,537)	(5.3)%

Interest expense for the nine-month period ended September 30, 2005, was $45,482 compared to interest expense of $48,019 for nine-month period ended September 30, 2004. Interest expense for each of the nine-month periods related to interest costs associated with capital lease obligations and note payable agreements. The increase in interest expense is due primarily to interest incurred on principal on Senior Notes in 2005. These Senior Notes were repaid in March 2005.

Amortization of discount on debt and beneficial conversion feature

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$851,332	$654,210	$197,122	30.1%

Amortization of discount on debt and beneficial conversion feature for the nine-month period ended September 30, 2005 was $851,332 This related to amortization of the discounts on the convertible notes payable entered into in December 2004. These notes were repaid in March 2005 and the discount was fully amortized as interest expense in the nine-month period ended September 30, 2005. Amortization of discount on debt and beneficial conversion feature for the nine-month period ended September 30, 2004 was $654,210. This related to amortization of the discounts on the convertible notes payable entered into in May 2004. These notes were converted to common stock in 2004.

Net Loss

	Nine Months Ended September 30
	2005	2004	$ Change	% Change

Net loss	$3,481,236	$2,906,522	$574,714	19.8%

As a result of the factors discussed above, the net losses for the nine-month periods ended September 30, 2005 and 2004 were $3,481,236 and $2,906,522, respectively.

Liquidity and Capital Resources

As of September 30, 2005 we had $2,238,999 of cash on hand, working capital of $1,181,822, and approximately $2.3 million in current liabilities.

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

Other Matters

From inception through our 2004 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations through 2005 and beyond. However, business opportunities, such as product or geographic expansion, or the acquisition of product lines or companies may present themselves. If we were to pursue these opportunities, they may require that we raise additional capital through the issuance of our equity securities or that we issue shares of our common stock or other equity securities in connection with acquisitions. If we have to raise additional funding, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing stockholders' ownership.

Summus is actively promoting and expanding its product line and pursuing additional financing for capital to expand its operations.

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

•	increasing subscriber adoption of our applications through marketing and promotions;
•	securing top-tier brands;
•	the development and delivery of new wireless applications; and
•	the marketing of those applications to lay the foundation of future substantial revenue generation.

Cash Flow Information

	Nine Months Ended September 30
	2005	2004

Cash used in operating activities	$(1,928,788)	$(2,873,333)
Cash used in investing activities	$(60,837)	$(38,369)
Cash provided by financing activities	$2,822,836	$914,610

Cash Flow used in Operating Activities. Net cash used in operating activities was $1,928,788 in the nine-month period ended September 30, 2005, compared to $2,873,333 in the corresponding period of the prior year. The decrease in net cash used in operating activities was primarily due to increases in cash collections from customers consistent with the increase in wireless application revenues, and to cost reductions in several expense categories, primarily salaries, third-party consulting fees, travel, and general office administration costs in the nine-month period ended September 30, 2005. Summus restructured its organization in February 2004 as part of its focus to reduce future operating expenses and focus on revenue generation.

Cash Flow used in Investing Activities. Net cash used in investing activities was $60,837 and $38,369 in the nine-month periods ended September 30, 2005 and 2004, respectively, representing equipment purchases.

Cash Flow provided by Financing Activities. Net cash provided by financing activities was $2,822,836 in the nine-month period ended September 30, 2005 and consisted of the following:

•	proceeds from issuance of Senior Notes of $215,000.
•	proceeds from the exercise of 1,264,296 stock warrants and 58,960 stock options of $4,332,878.
•	principal payments on Senior Notes of ($1,640,000).
•	principal payments on note payable obligations of ($85,042).

Net cash provided by financing activities was $914,610 in the nine-month period ended September 30, 2004 and consisted of the following:

•	proceeds from issuance of convertible notes payable and common stock of $1,000,000.
•	the sale of 431,034 shares of the Company’s common stock for cash proceeds of $20,086.
•	principal payments on capital lease obligations of ($17,296).
•	principal payments on note payable obligations of ($88,180).

Contractual Obligations

At September 30, 2005, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating leases, notes payable, and content partner arrangements.

The following table summarizes our contractual obligations at September 30, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Operating Leases	Notes Payable	Purchase Obligations
Three months ended December 31, 2005	$203,408	$61,408	$100,000	$42,000
Year ending December 31, 2006	$454,642	$200,682	$85,960	$168,000
Year ending December 31, 2007	$168,000	$-	$-	$168,000
Total Contractual Obligations	$826,050	$262,090	$185,960	$378,000

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of ABP Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

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

There were no costs related to the wireless license fee revenue generated during the nine months ended September 30, 2005 and 2004 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) the principal executive officer and principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Common Stock for Services

In August 2005, the Company issued 23,334 shares of common stock pursuant to a marketing agreement valued at $70,002.

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

Date: November 14, 2005	SUMMUS, INC. By: /s/ GARY E. BAN Gary E. Ban Chief Executive Officer

Date: November 14, 2005	By: /s/ DONALD T. LOCKE Donald T. Locke Chief Financial Officer