Form 10-K
period 2005-12-31
Oasys Mobile, Inc.
filed 2006-03-31
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _________

Commission File Number: 0-29625

OASYS MOBILE, INC.
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

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2005, was approximately $28,266,702 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of March 28, 2006 was 13,519,704.

OASYS MOBILE, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

EXPLANATORY NOTE

Reverse Stock Split

On March 11, 2005, we amended our Amended and Restated Articles of Incorporation as a Florida corporation to effect a reverse split of our common stock in which every ten (10) shares of such common stock, par value $.001 per share, issued and outstanding as of such date was automatically reclassified and converted into one (1) share of common stock, par value $.001 per share. Accordingly, all share and per share amounts in this Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have been retroactively adjusted to give effect to this event. On March 11, 2005, we were reincorporated into the State of Delaware, and on January 30, 2006, we amended our Certificate of Incorporation to change our corporate name to Oasys Mobile, Inc.

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

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this annual report. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make in our subsequent quarterly reports on Form 10-Q, current reports on Form 8-K, annual reports on Form 10-K, and other reports filed with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and assumptions relevant to our business in “Item 1A - Risk Factors” of this annual report. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect us.

ITEM 1.    BUSINESS

The predecessor company to Oasys Mobile, Inc. was originally founded in 1984. The company was reincorporated as a Delaware corporation on March 11, 2005, and on January 31, 2006, the company changed its name to Oasys Mobile, Inc., to reflect its increased focus on the distribution of wireless content and services directly to the youth market through our own portal, www.OasysMobile.com. Except where otherwise indicated, the terms “Oasys Mobile”, “we,” “us” and “our” refer to Oasys Mobile, Inc. Our executive offices are located at 434 Fayetteville Street, Suite 600, Raleigh, NC 27601, and our telephone number is (919) 807-5600.  Our corporate Internet website address is www.oasysmobileinc.com.

We make available free of charge on our website our annual, quarterly and current reports, including amendments to such reports, as soon as practicable after we electronically file such material with, or furnish such material to, the United States Securities and Exchange Commission (“SEC”). Our filings can also be obtained from the SEC website at www.sec.gov or by calling the SEC Office of Public Reference toll free at (800) 942-8090. However, the information found on our website or the SEC website is not part of this annual report on Form 10-K.

Corporate Overview

Oasys Mobile does business in three key areas in the mobile media applications market:

•	OasysMobile.com - Our Mobile Lifestyle Portal.
•	Branded Mobile Applications.
•	White Label Services.

OasysMobile.com

 In January 2006, we launched our new web portal OasysMobile.com, a leading-edge mobile lifestyle portal that is directed at the teen and young adult market that allows users to access content outside of the distribution decks of the wireless carriers. OasysMobile.com also allows consumers to buy, own, and keep their mobile content beyond the life of their cell phone.

Through OasysMobile.com, we can distribute our own proprietary mobile content and vast amounts of third party mobile content and offer creative pricing and bundling of content and services directly to mobile consumers. Oasys Mobile built its mobile portal after seeing the opportunity to create additional distribution channels. By leveraging our experience in the mobile media space, Oasys Mobile is able to offer a comprehensive suite of services that add tremendous value to the mobile data consumer.

Designed primarily for young people whose daily lifestyles rely on their mobile handset, OasysMobile.com is a unique mobile lifestyle portal where consumers can purchase the latest mobile content - including ringtones, truetones, games, wallpaper and more - and safely store it in a virtual "locker" that can be accessed anytime, anywhere by the user. These password-protected lockers provide secure, online storage for a user’s mobile content should they upgrade, lose or break their mobile device. Our research shows that 14-24 year olds go through as many as two to three mobile handsets per year. Whether these handsets are lost, stolen or upgraded, all of the valuable content that has already been purchased by the consumer is also lost and must be re-purchased. Our virtual locker allows consumers to eliminate this concern and keep the wireless content they have previously purchased. We have filed a provisional patent and have a patent pending on our virtual locker concept.

OasysMobile.com is dedicated to creating an optimal user experience by offering additional features, including:

•	A la carte mobile content purchases with no subscriptions required.

•	A premium monthly subscription option that gives users access to their virtual locker and significant cost savings on bundled mobile content and services.

•	A live chat support feature for personal assistance throughout the content buying process.

•
Mobile games including Oasys Mobile's premium games, such as UNO® Challenge, Texas Hold'em by Phil Hellmuth and Secrets of Hold'em with Howard Lederer, plus other popular games, including Son of the Mask, SuperDoku, The Mummy and many more, from third party game developers, with which Oasys Mobile contracts for the distribution of their content.

•	Popular ringtones and truetones, including tracks from music distributor, The Orchard, college fight songs and thousands of other ringtones and truetones from third-party providers.

•	Personalized wallpapers including university logos, Grateful Dead imagery, Hooters Calendar Girls and other popular images from Corbis in addition to other third-party content providers.

•	A phone book sync application called reFresh that is available initially on select handsets, to give users a safe place to store contact information.

•	An available WAP interface allowing users to purchase content and access their locker directly from their cell phone. Customers can access the WAP site at wap.oasysmobile.com.

  Branded Mobile Applications

Oasys Mobile is a leading provider of premium mobile media content, products and services that are distributed through top-tier wireless carriers in the United States and abroad, as well as through our OasysMobile.com portal. We develop, publish and distribute more than 30 branded mobile applications in four major categories:

•	Games;
•	Messaging;
•	Personalization; and
•	Entertainment.

We currently have relationships with wireless carriers that account for 97% of all wireless subscribers in the United States. We also have relationships with international carriers covering Canada, Latin America, Australia, Israel, the United Kingdom, Ireland, Italy and China.

In 2005, Oasys Mobile announced nine new products, thirteen new carriers or distribution partners and six new content partnerships. Oasys Mobile's partner and product portfolio includes such household names as Fujifilm, AOL, Mattel, Churchill Downs, Golf Digest, Phil Hellmuth, The Wall Street Journal, Howard Lederer and The Associated Press. Mobile media applications based on these brands, and other popular consumer applications, are deployed across 48 major wireless carriers and distribution partners in the United States and abroad.

Oasys Mobile builds its consumer applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP). We currently distribute our branded applications primarily through major wireless carriers who make our products available to their customers on their distribution decks. Users typically purchase and download our applications through a wireless carrier's branded mobile data service accessed directly from their mobile handsets, which are enabled by technologies such as BREW, J2ME, Symbian and WAP. These wireless carrier services include, among others, Verizon Wireless' Get It Now, Cingular’s Media Mall, Sprint’s PCS Vision, Alltel’s Axcess, US Cellular’s Easy Edge and T-Mobile’s t-zones.

Users are charged a one-time or monthly subscription fee for the application which is billed to them on their mobile phone bills. The wireless carriers retain a percentage of the fee and remit the balance to us. We then pay the entities from which we license content a portion of this amount. The wireless distribution of our applications eliminates traditional publishing complexities, including physical production, packaging, shipping, inventory management and return processing.

White Label Services

 The new Oasys Mobile white label products and services leverage the same content and functionality as OasysMobile.com and give wireless carriers and content providers access to alternate distribution channels which allows them to offer their mobile offerings outside of the wireless carriers’ distribution decks and reach more customers. For maximum impact, our web and WAP portals can be branded under a white-label partner’s brand, creating an outsourced mobile storefront or additional content source.

In addition, Oasys Mobile can quickly and easily provide a content brand or carrier its own back-end photo-sharing platform. The photo platform has a user-friendly interface that makes it easy for subscribers to save and share photos and order prints of all their camera and online album pictures right from their camera phone. Oasys Mobile has created back-end photo-sharing platforms for Boost Mobile and Sprint/Nextel, which are currently both available.

Revenue

The majority of our revenue currently comes from the distribution of our branded mobile applications and content in the United States and Canada, but we do expect more revenue from the distribution of our applications in other parts of the world and from our OasysMobile.com portal in 2006. Verizon, Cingular, Sprint and Alltel, our largest wireless carrier relationships, accounted for approximately 45%, 13%, 9% and 9% of our total revenues, respectively, during the fiscal year ended December 31, 2005.

Branded Application Content Agreements

The majority of the branded mobile applications developed and deployed by Oasys Mobile, as well as future applications, have been developed by us through a process that involves securing agreements with content providers and carriers, and developing and launching the applications. We outsource the infrastructure needed for the hosting and delivery of our branded applications.

Contracts for Distribution of Third-Party Content Through OasysMobile.com

Oasys Mobile has entered into agreements with several third-party providers for the distribution of these providers’ content though our OasysMobile.com portal. Currently, we offer a growing catalogue of over 8,000 pieces of unique content, including ringtones, truetones wallpapers and games. We are currently negotiating with several major media brands for the distribution of their content through OasysMobile.com.

Our Technology

Our technology works over existing second generation (2G) wireless networks, as well as 2.5G and 3G networks, and is not generally limited by the wireless network. Our wireless applications are designed to take advantage of multimedia enhancements in the latest generation of mobile handsets, including high-resolution color display camera capabilities, increased processing power, improved graphics and improved audio capabilities.

 The Mobile Media Applications Market

The mobile media applications market has emerged as a result of the rapid growth and significant technological advancement in the wireless communications industry. Wireless carriers are deploying new data services, including downloadable games, applications, wallpaper, screensavers, ringtones and images, to drive revenues and take advantage of advanced wireless networks and next-generation mobile handsets.

We believe that growth in the wireless applications market has been positively influenced by a number of key factors and trends that we expect to continue in the near future, including:

Growth in Wireless Subscribers.    According to the Insight Research Corporation, the number of global wireless subscribers will grow from approximately 1.8 billion in 2005 to just over 3.1 billion by 2011, with much of this growth occurring in markets outside the United States, Western Europe and Japan.

Deployment of Advanced Wireless Networks.    Wireless carriers are deploying high-speed, next-generation digital networks to enhance wireless voice and data transmission. These advanced networks have enabled the provisioning and billing of data applications and have increased the ability of wireless subscribers to quickly download large amounts of data, including games and other applications, to their mobile handsets.

Availability of Mobile Handsets with Multimedia Capabilities.    Annual mobile phone sales were 810 million units in 2005 and are expected to grow to 1 billion units in 2009, according to research firm Gartner Inc. In recent years, the mobile handset has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile handset manufacturers are competing for consumers by designing next-generation mobile handsets with enhanced features, including built-in digital cameras, color screens, music, data connectivity and video. Worldwide sales of camera phones will reach 295.5 million in 2005, representing 38% of total worldwide mobile phone sales, according to Gartner Inc. Info Trends expects this to grow to 903 million camera phones sales by 2010, which represents 87% of all cellular phones shipped. We believe that the availability of these next-generation mobile handsets is driving demand for wireless applications that take advantage of these advanced multimedia capabilities.

Demand for Wireless Applications.    Wireless carriers are increasingly launching and promoting wireless applications to differentiate their services and drive revenues. The delivery of games, ringtones, truetones, images, applications and other content to subscribers enables wireless carriers to leverage both the increasing installed base of next-generation mobile handsets and their investment in high-bandwidth wireless networks. Consumers are downloading and paying for wireless content offered by the carriers and other distributors. Strategy Analytics predicts that revenue from mobile media content and applications will be $189 billion globally by 2009.

Challenges for Wireless Applications Developers and Distributors

We believe the major challenges faced by wireless application developers, like us, include:

Limited awareness of off-deck purchases. The majority of consumers today who download content to their mobile phone do so through their wireless carrier’s download catalog or deck. Currently, only 10% of consumers have purchased content from off-portal websites in the United States, whereas in Europe, 72% of mobile content purchases are made in off-carrier transactions. Increasing the level of awareness by consumers in the United States as to the availability of content through such off-portal websites is critical in growing our OasysMobile.com portal and our White-Label services.

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

Rapidly Evolving Market.    The wireless applications market is evolving rapidly and developers must have the management and technical expertise to respond adequately to the increasing technological sophistication and complexity of mobile handsets and wireless networks. To succeed, developers must possess not only technological skills but also the ability to manage large, technically complex application development, testing, deployment and distribution efforts.

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

Our Competitive Strengths

             OasysMobile.com. Our OasysMobile.com portal targets the rapidly growing 14-24 year old consumer segment of mobile media with its over 8000 pieces of mobile content across ringtones, wallpapers, games, and applications. Also, as we contract with more third-party providers, consumers will have access to thousands of other popular and unique ringtones, games, wallpapers, and other services through our portal. One of our main market differentiators is our password-protected virtual locker. At OasysMobile.com, not only can consumers purchase mobile content, but they can protect this mobile content beyond the life of their mobile device. Users can switch carriers, break their handsets, or upgrade their mobile device and still be able to re-download the mobile content they have already purchased to their new device. Our locker concept fundamentally changes the way users perceive mobile media and allows them to actually create a library of mobile content rather than simply buying (and possible losing) this content.

In addition, we are launching two additional components that add to the value proposition of users “managing their mobile lifestyle.” The first is the ability for users to rate, review, and recommend mobile content to their friends. Young consumers are powerfully motivated by the opinions of their peers, and less affected by what “corporate marketing” pushes at them. As such, we are creating the tool kit to let consumers push the content that they think is “cool” to their friends and thereby create new customers for our OasysMobile.com portal.

The second is our mobile community or “O-mobb” (Oasys Mobile Blog). This section of our OasysMobile.com site is focused on the desire for our target demographic to constantly stay in touch with their peer group. Our mobile community functionality allows users to post pictures and messages directly from their mobile device to their personal online space “My O-mobb” where their friends can view them. One powerful aspect of this is that there is no additional software required on the phone; thus any phone in North America can post to this service.

Our ever growing suite of content and content partners on the OasysMobile.com site, combined with the value of the locker and our mobile community, plus our youthful, edgy brand, uniquely positions us to be successful in this space.

Applications Development Expertise.    We develop our branded applications with an emphasis on innovation and quality. Our applications have consistently received high rankings from industry critics. We believe these high-quality, innovative applications build brand loyalty among our customers.

Diverse Portfolio of Properties.    We develop and distribute a diverse portfolio of branded wireless applications. Our applications span multiple categories and are based on intellectual properties that we have created and own and from major consumer brands that we license from third parties. Our licensors include America Online, Fujifilm, Mattel, The Associated Press, The Wall Street Journal, Sony, Phil Hellmuth, Maxim, Howard Lederer, Golf Digest, Hooters, The Grateful Dead and others.

Proven Revenue-Generating Catalog.    Many of our applications have lasting appeal and continue to generate revenue long after their initial release due to their high quality and broad availability. In addition to introducing new applications, we continuously update our existing applications to take advantage of enhanced functionality of new mobile phone models which extends the useful life of our applications. The market data we collect from sales and usage of our applications has provided us with valuable insight into carrier and customer preferences which we are applying to our future branded application development.

Multiple Carrier Relationships.    Currently, wireless carriers are the primary distributors of our applications. We have established agreements to distribute our applications through 48 wireless carriers and distribution partners. We believe we have been able to build our carrier distribution channels as a result of our early commitment to the market, our focus on service to the wireless carriers, the consistent high quality of our applications and our ability to deploy those applications on a broad range of mobile devices. We believe that the time and difficulty involved in building a global wireless distribution channel represents a significant barrier to entry for our potential competitors.

Proprietary Technology and Commitment to Research and Development.    We invest aggressively in research and development to create applications that leverage the advanced capabilities of next-generation mobile handsets and wireless networks. We have created proprietary technologies that enable us to develop and deploy innovative applications to more than 330 mobile phone models. Our proprietary technologies reduce our reliance on third-party technology platforms and enable us to adapt quickly to rapid advances in wireless network and mobile phone technologies. In addition, these technologies allow us to remain neutral to the technology choices made by wireless carriers and mobile phone manufacturers, and enable us to reach the broadest number of wireless subscribers possible.

Experienced Management Team.  Our executive team and key employees have significant experience in the wireless applications and wireless communications industries. This broad expertise allows us to design, develop and deliver increasingly advanced applications that satisfy the demands of all the key constituents in our market, including wireless carriers, mobile phone manufacturers, brand licensors and our customers. In addition, our chief executive officer, executive vice-president of business development, chief financial officer and most of our key employees have all been with us since 2001 or earlier. We believe our management team's expertise and continuity is a significant competitive advantage in the increasingly complex wireless applications market.

Our Strategy

Our goal is to be the leading provider of premium mobile media content, products and services. To achieve this goal, we plan to:

Enhance Our Distribution Channels.    Strengthening and expanding our distribution channels is critical to our business. We will continue to:

•
Expand Use of Alternative Sales and Marketing Channels. Through OasysMobile.com, we are establishing an alternative channel to market and sell our applications and the content and applications of third-party providers directly to mobile users. We also have the opportunity to leverage this alternative method of distribution by “white labeling” our underlying infrastructure to host and manage mobile media portals or communities for other major consumer brands. Our breadth of experience in building sophisticated handset applications and our strong carrier relationships, combined with our consumer portal business makes us a powerful partner for companies looking to create value from mobile customers.

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

•
Strengthen Our Wireless Carrier Relationships.    We plan to strengthen our existing relationships with wireless carriers by continuing to support their strategic needs and by launching new, high-quality, branded and innovative applications. We also intend to build relationships with additional wireless carriers to reach a larger subscriber base. We will continue to build our presence in international markets where we are already beginning to generate revenue. We plan to establish carrier relationships in certain emerging markets as wireless infrastructure improves and the availability of next-generation mobile handsets increases. Where appropriate, we intend to enter new markets to leverage and distribute our branded application portfolio.

Develop High-Quality Branded Wireless Applications.    We believe that developing a diversified portfolio of the highest quality, most innovative wireless applications is critical to our business. We intend to:

•
Develop Innovative Applications. We will continue to devote significant resources to the development of high-quality, innovative applications to establish Oasys Mobile as a leading developer of mobile media applications in the wireless market. As the wireless landscape has rapidly and continuously evolved, we have designed wireless applications that have leveraged advancements in wireless network and mobile phone technology.

•
License World-Class Brands.  We will continue to license well-known, third-party brands and collaborate with brand holders to introduce third-party branded applications. We believe that familiar titles facilitate the adoption of our applications by wireless subscribers and wireless carriers, and create strong marketing opportunities.

Expand Our Presence.    We will continue to expand organically as well as pursue attractive acquisition candidates, including other wireless application providers or related companies, both in the United States and abroad, to access compelling applications, brands, technology and talent. Although we have no current agreements to acquire any companies, we believe that attractive acquisition opportunities exist in our current environment.

Our Applications

        We design our applications to be innovative. We believe application quality and diversity, customer and carrier support, and brand recognition are some of the key components to a developer’s success and not the number of applications offered. We focus on selectively increasing our application portfolio with high-quality, innovative applications.

        We currently offer more than 30 wireless applications deployed through 48 wireless carriers. Retail fees for our wireless applications generally range from $1.99 to $6.49 for a one time purchases and from $1.99 to $3.99 for monthly subscriptions.

Primary Business Areas. Oasys Mobile focuses on developing wireless applications in four primary areas. These areas and some of our wireless applications in each are:

•
Games. In March 2005, Oasys Mobile signed a partnership with Mattel, Inc. to develop and distribute mobile versions of classic games to carriers in North America. In early 2006, Oasys Mobile expanded its agreement with Mattel to include Europe, Canada, Latin America, Australia and New Zealand. The deals include mobile games based on Mattel's UNO® brand, as well as the classic games Rock'em Sock'em Robots™, Kerplunk!® and Toss Across™. Our UNO® Challenge game was launched on Cingular Wireless in November 2005, as well as eight other carriers, and the other Mattel games are expected to launch on United States carriers beginning in Q2 2006.

In May 2004, Oasys Mobile launched the industry’s first true multiplayer mobile phone game, Texas Hold’Em by Phil Hellmuth. Today, this game is currently available on over 16 carriers supporting over 100 handsets across multiple operating environments. The game not only continues to see more carrier distribution, but surpassed the 750,000 user mark in December 2005.

In an effort to expand its casino game category, Oasys Mobile announced a partnership with poker legend, Howard Lederer, also known as “The Professor of Poker” and launched Secrets of Hold ‘em with Howard Lederer. This tournament-style Texas Hold’em game for the mobile phone has a unique tutorial component to educate the player and improve his or her poker skills, along with visually compelling graphics for a realistic poker experience. The game is currently available on eight wireless carriers.

•
Messaging. Poker superstar Howard Lederer has extended his collaboration with Oasys Mobile beyond his award-winning tutorial poker game for the mobile phone to include Howard Lederer’s Mobile Poker Tips. Each week, subscribers receive a new poker tip in the form of a text message from Howard Lederer to sharpen their game and learn to play like the Professor of Poker himself.

Fujifilm, the #1 imaging brand in the world, has teamed up with Oasys Mobile to create a mobile version of their popular Get the Picture service. Get the Picture Mobile was one of the first photo-messaging applications that enabled users to order prints directly from their mobile phone and pick them up at one of Fujifilm’s 3,100 retailers.

Fujifilm’s Mobile Postcard application lets user send personalized photo greetings to a loved ones mailbox through the United States Postal Service.

AOL's You've Got Pictures® service is one of the leading online photo services, offering consumers the most options for storing, organizing, printing and sharing digital photos with anyone on the Internet. More than 200 million photos are currently stored on the You've Got Pictures service with over 2 million pictures being uploaded each week. The mobile You've Got Pictures® application, built by Oasys Mobile, offers many of the same features that AOL members currently enjoy online, including the ability to store, organize, print and share their digital photos.

Sony Electronics is teaming up with Oasys Mobile to provide a comprehensive suite of photo services associated with Sony’s Imagestation photo platform. Sony Imagestation is a leading platform for photo sharing, photo blogging and postcard printing.

•
Personalization. In today’s wireless world, each user has a strong desire to personalize their mobile phones. We enable this personalization through wallpaper, screensavers, ringtones, truetones, photos and other personalized tools that let the user customize his or her mobile device. Oasys Mobile offers wallpaper and ringtone applications based on content that is popular and relevant today. Oasys Mobile has launched such personalization products as College & Greek Logos, Hooters Calendar, Grateful Dead Wallpaper and Video Screensavers, and Golf Digest Mobile. Oasys Mobile continues to expand its portfolio of marquee personalization content to include wallpapers, video screensavers, ringtones and truetones.

Given the success and growth of personalization applications, Oasys Mobile has launched OasysMobile.com. This innovative website, not only opens new opportunities to gain broader distribution and to market Oasys Mobile’s premium content and applications, but it also serves as a substantial distribution point for many other content partners in the areas of wallpaper, screensavers, ringtones, truetones, photos and other personalization tools.

•
Entertainment. Oasys Mobile has launched a number of unique entertainment products. For instance, the world’s largest golf publishing company, Golf Digest, has again partnered with Oasys Mobile to expand its realm of mobile products with Golf Digest's Breaking 100, 90, 80, a popular editorial franchise in the magazine. Breaking 100, 90, 80 is a complete game-improvement resource featuring instructional tips from the game's best teachers, and is now available for access anytime, anywhere.

The world’s leading business publication, The Wall Street Journal, and its flagship electronic publication, The Wall Street Journal Online, have partnered with Oasys Mobile to bring its must-read financial and financial-related content to mobile handsets. Through its collaboration with Oasys Mobile, users can customize this application to have news, market updates, stock quotes, charts and personal portfolio information sent directly to their mobile device.

Oasys Mobile has partnered with The Associated Press (AP), one of the leading global news organizations, to launch AP Photos, News & Sports to keep users up to date with the latest news and sports information. This application is essential for those who wish to stay abreast of significant news and multimedia information while on the go. The latest news headlines, photos and full stories from The Associated Press can be viewed directly through the user’s mobile device.

A complete list of all our commercial wireless applications can be found on our website at www.oasysmobileinc.com.

Distribution Channels

We currently distribute our wireless applications primarily through wireless carriers to their subscribers. We have agreements to distribute our applications through 48 carriers and distribution partners in 29 countries. Our customers download our applications to their mobile handsets, and their wireless carrier bills them a one-time fee or monthly subscription fee. Our carrier distribution agreements establish the fees to be retained by the carrier for distributing our applications. Our carrier agreements are not exclusive and generally have a limited term of one or two years, with evergreen, or automatic renewal, provisions upon expiration of the initial term. The agreements generally do not obligate the carriers to market or distribute any of our applications. In addition, the carriers can terminate these agreements early and, in some instances, without cause.

In addition to our carrier distribution channels, we also have launched OasysMobile.com and are in the process of launching our White Label Services. We are also exploring the possibility of having our wireless applications embedded directly into mobile handsets.

Development of Branded Applications

        Development.    We believe that developing high-quality, innovative and marketable applications is critical to our success. We primarily use internal resources and personnel to develop our applications. In addition, we contract with third-party developers to create some of our applications, and we assign personnel from Oasys Mobile to coordinate production based on specifications we provide. We believe that we can control costs, diversify risk and maintain access to talent by using both internal and third-party development resources.

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

        Deployment.    Once an application is completed, it is deployed as broadly as we determine is commercially viable based on our internal analysis of an application's marketability and technical feasibility. Specifically, we customize and localize the application for each mobile phone model on which a particular carrier intends to distribute the application to its subscribers. In this process, we seek to customize the application for the screen size, sound capabilities, memory footprint, local execution environment, operating system and other characteristics of a particular mobile phone model. As a result of the diverse markets served by our carriers, we have developed a decentralized deployment capability that can customize applications based on local languages, wireless and mobile phone technologies, application platforms, including BREW, J2ME, Symbian or WAP, and customer preferences. As part of the deployment process, we also subject our applications to a formal quality assurance process to ensure that each application meets our quality standards for each mobile phone model for each carrier on which we distribute, as well as meeting the certification requirements of the respective carrier.

Sales and Marketing

Our sales and marketing organization works closely with wireless carriers to create merchandising and marketing opportunities for our applications. Through ongoing communications with carrier sales and marketing organizations, we match our application portfolio with the strategic needs of the carrier and the preferences of their subscribers. Our sales and marketing organization is also responsible for managing our own marketing efforts. We market our branded applications through:

•	online advertising;
•	search marketing;
•	sweepstakes and other promotions;
•	direct marketing;
•	industry trade shows and other events;
•	sponsorships;
•	public relations;
•	wireless carriers’ advertising and promotions;
•	carrier’s websites;
•	content partner’s websites;
•	our website; and
•	carrier sales training.

In addition, we have retained an advertising agency and a public relations firm to help build the awareness of our OasysMobile.com portal. We are communicating about OasysMobile.com in three important ways:

•	Traditional media such as PR, banner ads, TV spots, etc.
•	Working with carriers and our branded partners to reach their consumers
•	Aggressive viral and grass roots marketing campaigns to reach a younger audience that doesn’t always respond well to traditional marketing.

Competition

The wireless applications market is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market applications. As a result, we expect competition in the wireless market to intensify.

Our primary competition with respect to OasysMobile.com is as follows:

•	Mobile Content Portals: Mobizzo (owned by News Corp.), Jamster (owned by Verisign), Blinko (owned by Buongiorno S.p.A.), and MonsterMob.
•	Carrier-owned decks: Cingular’s Media Mall, Verizon’s Get It Now, Sprint’s PCS Vision, Alltel’s Axcess, and US Cellular’s Easy Edge.

OasysMobile.com also competes with wireless content aggregators who pool applications from multiple developers and offer them through wireless content portals. We compete with aggregators in that OasysMobile also sells content from other providers. However, we differ from pure-play aggregators in that many aggregators do not fund development, provide design input or provide quality assurance for their own applications. Additionally, OasysMobile.com is unique in that it offers a virtual "locker" that can be accessed anytime, anywhere. These password-protected lockers provide secure, online storage for mobile content should consumers upgrade, lose or break their handsets.

Our primary competitors with respect to our branded applications business are as follows:

•	Gaming - Electronic Arts, Glu, THQ, Gameloft, Digital Chocolate and Mforma
•	Personalization - Airborne Entertainment, Verisign, Mforma, Dijji, InfoSpace and Moderati
•	Messaging - Verisign, Kodak and dot Photo
•	Entertainment- Airborne Entertainment, Zingy/Vindigo Studios, Verisign, Infospace

The current and potential competition in the mobile media market includes major media companies, traditional video game publishing companies, wireless carriers, and wireless software providers. Larger, more established companies are increasingly focused on developing and distributing wireless applications that directly compete with us. Many of these companies have partnered with large, well-known brands that have strong distributor outlets and are well funded.

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

Currently, we have not been awarded any patents. We have filed for five (5) patents. We cannot be sure that the continued prosecution of these patents will lead to the issuance of U. S. patents. In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property. Infringement is difficult to detect and costly to prevent. With respect to the protection of our proprietary rights internationally, the laws of some foreign countries may not protect our proprietary rights adequately. In addition, we will not have patent protection in countries where we do not file patent applications. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate and our business may be harmed as a result.

Effective trademark, service mark, copyright, trade secret and patent protection may not be available in every country in which our products may be distributed and policing unauthorized use of our proprietary information will be difficult, if not impossible.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute. If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party. As of the date of this annual report on Form 10-K, we do not have any intellectual property infringement claims or suits against us of any kind. However, we may be party to litigation in the future. Any third-party claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement against us could harm our future competitiveness and profitability.

Government Regulation

                We are not currently subject to direct federal, state, or local government regulation, other than regulations that apply to businesses generally. The telecommunications industry is subject to regulation by federal and state agencies, including the Federal Communications Commission (FCC), and various state public utility and service commissions. While such regulation does not necessarily affect us directly, the effects of these regulations on the wireless network operators with whom we develop relationships may, in turn, negatively affect our business. FCC regulatory policies affecting the availability and licensing of bandwidth and other terms on which service providers conduct their business may impede our plans for the deployment of our technology.

Employees

                As of March 28, 2006, we had 47 full-time employees, including 8 in marketing and sales, 32 in product development, 3 in project management and 4 in corporate operations and administration. We also have engaged 12 consultants, all of which are in product development. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

ITEM 1A.     RISK FACTORS

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

In addition, we have the ability to issue options and other stock-based awards under our Third Amended and Restated 2000 Equity Compensation Plan to directors, officers, employees and consultants, and have reserved up to 3,000,000 shares of our common stock under this plan, 1,872,215 of which have been granted as of March 28, 2006. We also have outstanding warrants for 7,836,158 shares of our common stock as of March 28, 2006.

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

From inception through our 2005 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations through the 2006 fiscal year and beyond. However, business opportunities, such as product or geographic expansion, or the acquisition of product lines or companies may present themselves. If we were to pursue these opportunities, they may require that we raise additional capital through the issuance of our equity securities or that we issue shares of our common stock or other equity securities in connection with acquisitions.

Oasys Mobile currently has 185,000,000 shares of common stock authorized for issuance. As of March 28, 2006, we have approximately 28,374,850 shares of common stock either issued and outstanding or reserved for issuance as follows:

•	13,519,704 shares are issued and outstanding;

•	4,000,000 are reserved for conversion of our 6% Senior Secured Convertible Debentures;

•	7,836,158 are reserved for the issuance of shares underlying warrants;

•	18,988 are reserved for the conversion of 2,407 shares of our Series A Stock, plus related dividends; and

•
3,000,000 are reserved for issuance in connection with the outstanding options granted under the our Third Amended and Restated 2000 Equity Compensation Plan (of which 1,872,215 options have been granted).

If we decide to pursue any such expansions or acquisitions that require additional capital raising or the issuance of equity securities, and we are successful in such efforts, existing stockholders will experience dilution of their percentage ownership interests in Oasys Mobile. In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of shares of our common stock.

➢	Our 6% Senior Secured Convertible Debentures mature on June 30, 2007.

In November 2005, Oasys Mobile entered into agreements with certain investors for the issuance of $8,000,000 of its 6% Senior Secured Convertible Debentures. These Debentures mature on June 30, 2007 and are convertible into shares of Oasys Mobile’s common stock at the option of the holders at a conversion price of $2.00 per share. These Debentures are also subject to automatic conversion into shares of our common stock upon the achievement of certain revenue and share price thresholds.  The Debentures are secured by all of the assets of Oasys Mobile. If the Debentures are not converted prior to the June 30, 2007 maturity date, there can be no assurances that working capital will be sufficient at June 30, 2007 to repay these Debentures.

➢	We have incurred substantial losses in the past and may incur net losses in the future.

We have generated operating losses and negative cash flow in the past. We had net losses, including non-cash charges for stock-based employee compensation, non-cash consulting expenses and amortization of discount on debt and beneficial conversion features, of approximately $5,921,310 and $3,872,807 for the fiscal year periods ended December 31, 2005 and December 31, 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $60,594,963 and working capital of $7,340,115. We may generate operating losses and negative cash flow in the future.
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

➢
We currently rely on wireless carriers, in particular, Verizon, to generate our revenues. The loss of any of these relationships, or a material change in any of them, could materially harm our business.

For the fiscal year ended December 31, 2005, we earned approximately 45% of our revenues from subscribers of Verizon Wireless. We will continue to generate a significant portion of our revenues through a limited number of carriers for the foreseeable future, but we do expect the concentration of our revenues to lessen over time as more and more carriers launch our wireless applications.

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

Many other factors outside our control could impair our ability to generate revenue through wireless carriers generally, including the following:

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

If any carrier for which we are dependent for a material amount of our revenue decides not to market or distribute our applications or decides to terminate or not renew its agreement with us or if there is consolidation among carriers generally, we may be unable to replace the affected agreements with acceptable alternatives, causing us to lose access to subscribers, which could materially harm our business, operating results and financial performance.

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

➢	If we fail to develop and introduce new applications and content that achieve market acceptance, our sales could suffer.

Our business depends on providing applications and content that wireless subscribers want to buy. We must continue to invest significant resources in research and development to enhance our offering of wireless applications and introduce new applications. Our operating results would suffer if our applications are not responsive to the preferences of our customers or are not effectively brought to market.

The planned timing or introduction of new applications and content is subject to risks and uncertainties. Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new applications and content, which could result in a loss of, or delay in, revenues or damage to our reputation and brand. If any of our applications or content is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand. In addition, new applications and content may not achieve sufficient market acceptance to offset the costs of development. Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and content and the availability of other entertainment activities. A shift in mobile phone usage or the preferences of our customers could cause a decline in our application and content popularity that could materially reduce our revenues and harm our business.

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

➢
If we are unsuccessful in establishing and increasing awareness of and recognition of our applications and products, or if we incur excessive expenses promoting and maintaining our applications and products, our business could be harmed.

We believe that establishing and maintaining our applications and products is critical to retaining and expanding our customer base. This will depend largely on our success in providing high-quality wireless applications and content to consumers through the wireless carriers’ distribution decks and our own OasysMoble.com portal. However, such success will depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our wireless carriers fail to provide quality service, our customers' ability to access our applications may be interrupted, which may adversely affect our applications. If our customers and carriers do not perceive our existing products and services as high quality, or if we introduce new applications or content that is not favorably received by our customers and carriers, then we may be unsuccessful in building recognition and loyalty in the marketplace. In addition, globalizing and extending our applications may be costly. It will also involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and many of our competitors already have substantially more brand recognition than we do. If we fail to successfully increase the awareness and consumer recognition of our applications, products and content, our potential revenues could be limited, our costs could increase and our business could suffer.

➢	We depended on our Sports Illustrated and Phil Hellmuth Texas Hold’em applications for a significant portion of our revenues in 2005.

In fiscal 2005, we generated approximately 22.9% and 37.3% of our revenues from our Sports Illustrated Swimsuit and Texas Hold’em by Phil Hellmuth wireless applications, respectively. Our contract with Sports Illustrated expired on March 14, 2006, but we do expect the revenue impact of the expiration of this contract to be absorbed by the launch of new products and services. We do expect the percentage of total revenue provided by Texas Hold’em by Phil Hellmuth to decrease as we launch other applications and services. If we are unable to develop new applications and services that are as successful, our future revenues could be limited and our business could suffer.

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

The improvements required to manage our growth will require significant expenditures and allocation of valuable management resources. If we fail to maintain the efficiency of our organization as it grows, our profit margins could decline and our earnings could be materially diminished.

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

We compete in the wireless applications market. The markets for our products and services are highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than Oasys Mobile to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products.

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

Currently, we have not been awarded any patents. We have filed for five (5) patents. These patent applications may not be granted or, if granted, the resulting patents may be challenged or invalidated. In addition to patents, we rely on copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures, which require the expenditure of substantial resources, afford our intellectual property only limited protection because our competitors and third parties independently may develop similar technologies or may infringe our intellectual property. Infringement is difficult to detect and costly to prevent. With respect to the protection of our proprietary rights internationally, the laws of some foreign countries may not protect our proprietary rights adequately. In addition, we will not have patent protection in countries where we do not file patent applications. Thus, the measures we are taking to protect our proprietary rights in the United States and abroad may not be adequate and our business may be harmed as a result.

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

A significant portion of our applications are currently sold through the branded mobile media decks of wireless carriers. We have invested significant resources developing this sales channel. However, many carriers are opening up their mobile data delivery to allow consumers to download content directly from third party providers. Increased use by consumers of third party content distribution methods, which bypass wireless carrier mobile media decks, could reduce the market power of wireless carriers and force us to further rely on alternative sales channels. This may require us to significantly increase our sales and marketing expenses.

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

Of the 13,519,704 shares of our common stock outstanding as of March 28, 2006, an aggregate of 7,422,114 shares are freely tradable without restriction in the public market unless the shares are held by "affiliates," as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

In addition, as of March 28, 2006, there were:

•	$8,000,000 of our 6% Senior Secured Convertible Debentures, which are convertible into 4,000,000 shares of our common stock;

•	outstanding warrants to purchase 7,836,158 shares of our common stock;

•	options to purchase 1,872,215 shares of our common stock, 1,142,206 of which were fully vested; and

•	2,407 outstanding shares of our Series A Stock, plus related dividends, which are convertible into 18,988 shares of Oasys Mobile’s common stock.

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

➢
Our Directors and Executive Officers beneficially own approximately 11.51% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

As of March 28, 2006, our executive officers, directors and affiliated persons beneficially owned approximately 11.51% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

•	elect or defeat the election of our directors;

•	amend or prevent amendment of our articles of incorporation or bylaws;

•	effect or prevent a merger, sale of assets or other corporate transaction; and

•	control the outcome of any other matter submitted to the stockholders for vote.

Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Oasys Mobile, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our principal executive offices are located at Two Hannover Square, 434 Fayetteville Street, Suite 600, Raleigh, North Carolina 27601. We occupy 11,984 square feet of leased space at such location. Our lease for this space, representing our principal executive offices, expires October 31, 2006. The base rent for January 1, 2006 through October 31, 2006 is $200,682.

ITEM 3.    LEGAL PROCEEDINGS.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock, par value $.001 per share, currently trades on the Over-the-Counter Bulletin Board®. The following table provides information about the high and low bid per share quotations of our common stock for each full quarterly period during the two years ended December 31, 2004 and 2005, and for the first quarter of 2006 through March 29, 2006, on the OTC Bulletin Board®, as provided by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions. On March 11, 2005, Oasys Mobile effected a reverse split of its common stock in which every ten (10) shares of such common stock was automatically reclassified and converted into one (1) share of common stock. Accordingly, all share prices in the following table prior to that date have been retroactively adjusted to give effect to this event.

2004	Low	High
First Quarter	$1.05	$1.95
Second Quarter	$0.85	$2.00
Third Quarter	$1.55	$3.30
Fourth Quarter	$3.10	$6.95

2005	Low	High
First Quarter	$4.60	$6.90
Second Quarter	$2.85	$4.75
Third Quarter	$2.85	$3.57
Fourth Quarter	$1.95	$2.90

2006	Low	High
First Quarter (through March 28, 2006)	$1.42	$2.44

On March 29, 2006, the closing sale price for our common stock as reported on the OTC Bulletin Board® was $1.42 per share. As of March 29, 2006, we had approximately 13,519,704 shares of common stock outstanding and approximately 569 stockholders of record. We also have approximately 6,000 beneficial stockholders who hold shares in brokerage accounts or “street name”.

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

Oasys Mobile’s 8% Series A convertible preferred stock accrues semi-annual dividends at a rate of 8% per annum of the initial liquidation price of $1,000 per share on each of April 1 and October 1. These dividends are cumulative from the date of original issue, which was February 28, 2000, and shall be payable when, as, and if declared by our Board of Directors. Any dividends payable on the Series A preferred stock may be paid in additional shares of Series A preferred stock at our option.

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

ITEM 6.     SELECTED FINANCIAL DATA.

On February 16, 2001, Oasys Mobile (formerly High Speed Net Solutions, Inc.) acquired all the assets and operations of Summus, Ltd. under the terms of an asset purchase agreement, dated October 30, 2000, as subsequently amended. In legal form, the transaction was effected by Oasys Mobile issuing shares of its common and Series B convertible preferred stock, and other equity interests, in exchange for the net assets of Summus, Ltd. This transaction was accounted for as a capital transaction of Summus, Ltd., accompanied by a recapitalization. As a result of the transaction, the historical financial statements of Summus, Ltd. are, for accounting purposes, deemed to be those of Oasys Mobile.

The following selected historical annual financial data has been derived from the financial statements of Oasys Mobile (notwithstanding that such selected historical annual financial data has been labeled as that of Summus, Ltd.). The financial statements for each of the three years ended December 31, 2005, 2004 and 2003, have been audited by Ernst & Young LLP, independent registered public accountants, as indicated in their report included elsewhere in this annual report on Form 10-K.

The financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes, which are contained elsewhere in this annual report.

On March 11, 2005, Oasys Mobile effected a one-for-ten reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

OASYS MOBILE, INC.

SELECTED FINANCIAL DATA

	2001	2002	2003	2004	2005
Statement of Operations Data:
Revenues	$749,758	$406,952	$1,699,274	$5,171,440	$7,794,941
Costs of revenues	299,554	182,109	1,074,239	2,604,060	3,893,776
Selling, general and administrative expenses	7,740,867	6,155,416	4,597,036	3,407,440	5,022,427
Non-cash compensation and consulting	956,321	1,251,992	304,885	221,229	60,044
Research and development	952,605	918,948	1,056,770	1,822,023	3,168,620
Non-cash settlements	1,132,352	—	(1,525,698)	(126,373)	58,750
Loss from operations	(10,331,941)	(8,101,513)	(3,807,958)	(2,756,939)	(4,408,676)
Interest income (expense), net	(56,570)	(469,571)	(69,343)	(62,519)	(77,262)
Amortization of discount on debt and Beneficial conversion feature	—	—	—	(1,053,349)	(1,435,372)
Loss from continuing operations	(10,388,511)	(8,571,084)	(3,877,301)	(3,872,807)	(5,921,310)
Loss from operations of discontinued Rich Media Direct business(1)	(135,798)	—	—	—	—
Loss on disposal of Rich Media Direct business(1)	(215,500)	—	—	—	—
Net loss	$(10,739,809)	$(8,571,084)	$(3,877,301)	$(3,872,807)	$(5,921,310)

Net loss applicable to common stockholders:
Net loss	$(10,739,809)	$(8,571,084)	$(3,877,301)	$(3,872,807)	$(5,921,310)
Accretion of beneficial conversion feature of preferred stock	—	—	(3,286,251)	(293,444)	—
Preferred stock dividends	(153,700)	(183,039)	(171,265)	(175,035)	(192,552)
Net loss applicable to common stockholders	$(10,893,509)	$(8,754,123)	$(7,334,817)	$(4,341,286)	$(6,113,862)

Per share amounts (basic and diluted):
Loss applicable to common stockholders from continuing operations	$(3.04)	$(1.86)	$(1.19)	$(0.49)	$(0.46)
Loss applicable to common stockholders from discontinued operations	(0.10)	—	—	—	—
Net loss applicable to common stockholders	$(3.14)	$(1.86)	$(1.19)	$(0.49)	$(0.46)

Weighted average shares of common stock outstanding	3,473,034	4,714,930	6,149,125	8,865,807	13,317,440

	December 31
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash	$115,992	$25,990	$2,188,645	$1,405,788	$8,985,158
Total assets	1,003,524	701,174	2,880,938	2,405,806	10,219,784
Long-term obligations	67,311	12,917	215,932	53,693	584,040
Total stockholders' equity (deficit)	$(5,708,495)	$(4,464,054)	$286,025	$(87,196)	$6,881,914
________________________
(1)	During 2001, Oasys Mobile disposed of its Rich Media Direct business and accordingly reported the operating activity as discontinued operations in 2001.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risk factors included in this report in “Item 1A- Risk Factors”. The following discussion is qualified in its entirety by, and should be read in conjunction with, the more detailed information in our financial statements and the notes thereto appearing elsewhere in this annual report on Form 10-K.

Key Developments in 2005

December 2004 and January 2005 Convertible Notes Payable

In December 2004, Oasys Mobile entered into senior debt agreements with certain investors for $1,425,000 of financing in the form of notes payable (the "Senior Notes"). The Senior Notes bore interest at 12% and were to mature on the earlier of when Oasys Mobile closed on at least $3,000,000 in financing or May 15, 2005 (“Maturity Date”). The Senior Notes had an optional conversion feature in that the Senior Notes were convertible into shares of Oasys Mobile’s common stock at the option of the holder, in the event the Senior Notes were not repaid prior to or on the Maturity Date. The conversion price was to be the lower of 90% of the closing price of Oasys Mobile’s common stock on the Maturity Date and 90% of the average closing prices of Oasys Mobile’s common stock for the five days prior to optional conversion.

At the closing of the Senior Notes, the investors received warrants to purchase 279,413 shares of Oasys Mobile’s common stock. The warrants were exercisable upon issuance, have a term of five years and have an exercise price of $5.60 per share.

In January 2005, Oasys Mobile received an additional investment of $215,000 of Senior Notes, on the same terms as those sold by Oasys Mobile in December 2004. The holder was granted warrants to purchase a total of 42,157 shares of Oasys Mobile’s common stock on the same terms as the warrants issued in the December 2004 transaction.

Due to amounts received by us in February and March 2005 from the exercise of warrants (as described below), the maturity of the 12% Senior Notes accelerated from the original maturity date of May 15, 2005. Oasys Mobile repaid the principal balance of $1,640,000 of the Senior Notes, plus interest at the rate of 12% per annum. Since the Senior Notes were paid off in accordance with their terms, they have no rights or conversion into Oasys Mobile’s common stock.

Exercise of Warrants

During February and March 2005, Oasys Mobile received $4,112,134 from the exercise of approximately 1,263,246 warrants to purchase shares of Oasys Mobile’s common stock. These warrants were originally issued in connection with private placements of Oasys Mobile’s preferred stock and common stock. Oasys Mobile agreed to reprice most of these warrants, which originally had exercise prices ranging from $3.50 to $7.50 per share, to exercise prices ranging from $2.50 to $3.50 per share in consideration for their immediate exercise.

November 2005 6% Senior Secured Convertible Debentures

In November 2005, Oasys Mobile entered into senior debt agreements with certain investors for $8,000,000 of financing in the form of notes payable (the "Senior Secured Debentures"). The Senior Secured Debentures bear interest at 6% and mature on June 30, 2007 (“Maturity Date”). The Senior Debentures are convertible into shares of Oasys Mobile’s common stock at the option of the holder at a conversion price of $2.00 per share. The Senior Debentures are also subject to automatic conversion if Oasys Mobile meets certain revenue or trading stock price milestones. These Senior Secured Debentures are secured by all of the assets of Oasys Mobile.

At the closing of the Senior Secured Debentures, the investors received certain A Warrants, B Warrants and C-1 Warrants. The A Warrants provide the right to purchase an aggregate of up to 2,000,000 units at an exercise price of $2.00 per unit. Each unit consists of one share of Oasys Mobile’s common stock and a warrant to purchase 4/10 of a share of Oasys Mobile’s common stock (the “C-2 Warrant”). The A Warrants are exercisable at any time until June 29, 2006. The B Warrants are exercisable at any time for a period of two years from the date of issuance for 1,355,392 shares of Oasys Mobile’s common stock and have an exercise price of $2.71 per share. The C-1 Warrants are exercisable at any time for a period of five years from the date of issuance for an additional 1,355,392 shares of Oasys Mobile’s common stock and have an exercise price of $3.54 per share. The C-2 Warrants have substantially the same terms and conditions as the C-1 Warrants.

Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes included in this report.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

	Year Ended December 31
		% of Total		% of Total
	2005	Revenues	2004	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and Contracts	$7,782,241	99.8%	$5,118,551	99.0%	$2,663,690	52.0%
Wireless license fees	12,700	0.2	9,000	0.2	3,700	41.1
Contracts and license fees	-	-	43,889	0.8	(43,889)	(100.0)
Total revenues	$7,794,941	100.0%	$5,171,440	100.0%	$2,623,501	50.7%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $2,663,690 to $7,782,241 in the year ended December 31, 2005, up 52.0% from $5,118,551 in the year ended December 31, 2004. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Contracts and License Fees. There was no revenue earned from contracts and license fees during the year ended December 31, 2005. Revenue from contracts and license fees was $43,889 in the year ended December 31, 2004 and was generated from providing governmental contract services. This government contract commenced in 2003 and was completed in March 2004.

Wireless License Fees. Revenue earned from wireless license fees totaled $12,700 and $9,000 in the year ended December 31, 2005 and 2004, respectively.

Costs of Revenues

	Year Ended December 31
	2005	2004	$ Change	% Change
Cost of revenues by category
Wireless applications and contracts	$3,893,776	$2,596,823	$1,296,953	49.9%
Contracts and license fees	-	7,237	(7,237)	(100.0)
Total cost of revenues	$3,893,776	$2,604,060	$1,289,716	49.5%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $1,296,953 to $3,893,776 in the year ended December 31, 2005, up 49.9% from $2,596,823 in the year ended December 31, 2004. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the year ended December 31, 2005. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Contracts and License Fees. There was no revenue earned from contracts and license fees during the year ended December 31, 2005, therefore the Company did not record any costs of revenues. Costs of contracts and license fees were $7,237 in the year ended December 31, 2004, and were incurred as part of providing services under a government contract that commenced in 2003 and was completed in March 2004. Costs of contracts and license fees consisted primarily of salaries and other related costs of providing governmental contract services.

Gross Profit

	Year Ended December 31
	2005	2004	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$3,888,465	$2,521,728	$1,366,737	54.2%
Wireless license fees	12,700	9,000	3,700	41.1
Contracts and license fees	-	36,652	(36,652)	(100.0)
Total gross profit	$3,901,165	$2,567,380	$1,333,785	52.0%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications increased $1,366,737 to $3,888,465 for the year ended December 31, 2005, an increase of 54.2% over the gross profit for the year ended December 31, 2004 of $2,521,728. The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Contracts and License Fees. During the year ended December 31, 2005, the Company did not generate any revenue, costs of revenue or gross profit related to contracts and license fees. Gross profit resulting from the government contract services during the year ended December 31, 2004 totaled $36,652. The gross profit from these services resulted from deducting primarily salaries and other related costs from the related earned revenue.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $12,700 and $9,000 for the years ended December 31, 2005 and 2004, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Year Ended December 31
	2005	2004	$ Change	% Change

General and administrative	$3,175,819	$2,694,571	$481,248	17.9%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the year ended December 31, 2005 were $3,175,819, compared to $2,694,571 for year ended December 31, 2004. The overall increase in general and administrative expenses was due to increases in several expense categories, including salaries, travel, fees related to the Qualcomm Quick-Pay program, legal, investor relations, and general office administration costs.

Research and Development Expenses

	Year Ended December 31
	2005	2004	$ Change	% Change

Research and development	$3,168,620	$1,822,023	$1,346,597	73.9%

Research and development expenses for the year ended December 31, 2005, were $3,168,620 compared to $1,822,023 for the year ended December 31, 2004. The increase in research and development expenses is due to the increase in application development for the number of applications that the Company is developing for future revenue generation and specific investments in certain technologies in the year ended December 31, 2005. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Year Ended December 31
	2005	2004	$ Change	% Change

Sales and marketing	$1,846,608	$712,869	$1,133,739	159.0%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising fees and other professional fees. Sales and marketing expenses for the year ended December 31, 2005 were $1,846,608, compared to $712,869 for the year ended December 31, 2004. The increase in sales and marketing expenses during the current period as compared to the prior period reflects a focus to deploy and market new products in order to continue increasing revenues. The Company incurred various expenses during the year ended December 31, 2005 related to various print, mail and web-based advertising campaigns.

Non-Cash Compensation Expenses

	Year Ended December 31
	2005	2004	$ Change	% Change

Non-cash compensation	$39,221	$79,521	$(40,300)	(50.7%)

Non-cash compensation for the year ended December 31, 2005 was $39,221 compared to $79,521 for the year ended December 31, 2004. Non-cash compensation for each of the years resulted from the amortization of deferred compensation resulting from stock options granted.

Non-Cash Consulting Expenses

	Year Ended December 31
	2005	2004	$ Change	% Change

Non-cash consulting	$20,823	$141,708	$(120,885)	(85.3%)

Non-cash consulting expense for the year ended December 31, 2005, in the amount of $20,823 is attributable to 7,475 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash consulting expense for the year ended December 31, 2004, in the amount of $141,708 is attributable to 44,536 stock options and 16,230 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-cash Settlements

	Year Ended December 31
	2005	2004	$ Change	% Change

Non-cash settlements	$58,750	$(126,373)	$185,123	146.5%

Non-cash settlements totaling $58,750 resulted from the settlement of the remaining amount of a note payable with Holland & Knight LLP (“H&K”) of $184,382 with the issuance to H&K of 47,673 shares of Oasys Mobile’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of Oasys Mobile’s common stock on the date of the settlement agreement. The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $184,382, totaling $58,750, was recorded as settlement loss.

On August 31, 2004, the Company signed and executed an agreement pertaining to payment for prior printing services provided to the Company valued at $276,373 with Bowne of New York City, LLC. The aggregate settlement gain resulting from this transaction totaled $126,373.

Interest Expense

	Year Ended December 31
	2005	2004	$ Change	% Change

Interest	$77,262	$62,519	$14,743	23.6%

Interest expense for the year ended December 31, 2005, was $77,262 compared to interest expense of $62,519 for year ended December 31, 2004. Interest expense for each of the years related to interest costs associated with capital lease obligations and note payable agreements. The increase in interest expense is due primarily to interest incurred on principal on Senior Notes and Senior Debentures in 2005. The Senior Notes were repaid in March 2005.

Amortization of discount on debt and beneficial conversion feature

	Year Ended December 31
	2005	2004	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$1,435,372	$1,053,349	$382,023	36.3%

Amortization of discount on debt and beneficial conversion feature for the year ended December 31, 2005 was $1,435,372. This related to amortization of the discounts on the convertible notes payable entered into in December 2004, January 2005 and November 2005. The notes from December 2004 and January 2005 were repaid in March 2005 and the discount was fully amortized as interest expense in the year ended December 31, 2005. The amortization of the discount related to the convertible notes payable entered into in November 2005 was $584,041 in the year ended December 31, 2005.

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

Net Loss

	Year Ended December 31
	2005	2004	$ Change	% Change

Net loss	$5,921,310	$3,872,807	$2,048,503	52.9%

As a result of the factors discussed above, the net losses for the years ended December 31, 2005 and 2004 were $5,921,310 and $3,872,807, respectively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

	Year Ended December 31
		% of Total		% of Total
	2004	Revenues	2003	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and Contracts	$5,118,551	99.0%	$1,395,296	82.1%	$3,723,255	266.8%
Wireless license fees	9,000	0.2	249,951	14.7	(240,951)	(96.4)
Contracts and license fees	43,889	0.8	54,027	3.2	(10,138)	(18.8)
Total revenues	$5,171,440	100.0%	$1,699,274	100.0%	$3,472,166	204.3%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $3,723,255 to $5,118,551 in the year ended December 31, 2004, up 266.8% from $1,395,296 in the year ended December 31, 2003. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. Oasys Mobile launched its Sports Illustrated Swimsuit Collection wallpaper and screen saver application in March 2004 and launched its multi-player Texas Hold’em game application in May 2004. We continue to increase our subscriber base as well as expanding to new carriers.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees .Revenue earned from wireless license fees totaled $9,000 in the year ended December 31, 2004. Revenue earned from wireless license fees totaled $249,951 in the year ended December 31, 2003. During this period, Oasys Mobile had sold and delivered existing image software for use in wireless transmission applications. During the second half of 2003, Oasys Mobile changed its focus from the commercial licensing of its technology to developing wireless applications.

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

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $1,532,180 to $2,596,823 in the year ended December 31, 2004, up 143.9% from $1,064,643 in the year ended December 31, 2003. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees, carrier distribution and fees associated with content information provided by our content providers for wireless applications which were deployed during the year ended December 31, 2004. The costs related to third-party hosting and carrier distribution are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

Wireless Applications and Contracts .Gross profit resulting from the development and deployment of wireless applications increased $2,191,075 to $2,521,728 for the year ended December 31, 2004, an increase of 662.7% over the gross profit for the year ended December 31, 2003 of $330,653. The increase in gross profit resulting from these activities corresponds with the increase in revenues from wireless applications and contracts. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $9,000 and $249,951 for the years ended December 31, 2004 and 2003, respectively. Oasys Mobile did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. During the second half of 2003, we changed our focus from the commercial licensing of its technology to developing wireless applications. Additionally, we do not expect to incur any future obligations relating to these license fees.

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

Research and development expenses consist primarily of salaries and consulting fees. Research and development expenses for the year ended December 31, 2004, were $1,822,023 compared to $1,056,770 for the year ended December 31, 2003. The increase in research and development expenses is a result of the increased number of wireless applications Oasys Mobile has in development. We are focusing our resources on the development of new products for rapid deployment.

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

Non-cash consulting expense for the year ended December 31, 2003, in the amount of $119,630 is attributable to: (1) the issuance of 17,926 shares of restricted common stock issued to consultants for services valued at $65,803; (2) 10,340 stock options granted to consultants for services valued at $29,888, such value was determined by using the Black-Scholes option-pricing model; (3) the $20,000 of amortization of a deferred expense recorded in 2002 relating to the issuance of 5,556 shares of restricted common stock, valued at $22,500, for consulting services to be rendered over a 4.5 month period; and (4) $3,939, representing the fair value, as determined using the Black-Scholes option-pricing model, of stock warrants granted to a consultant of Oasys Mobile.

Non-cash Settlements

	Year Ended December 31
	2004	2003	$ Change	% Change

Non-cash settlements	$(126,373)	$(1,525,698)	$(1,399,325)	(91.7%)

On August 31, 2004, Oasys Mobile signed and executed an agreement pertaining to payment for prior printing services provided to us valued at $276,373 with Bowne of New York City, LLC. The aggregate settlement gain resulting from this transaction totaled $126,373.

Non-cash settlements totaling $1,525,698 resulted from the settlement of unpaid amounts from seven of Oasys Mobile’s creditors during the year ended December 31, 2003, as listed below:

•
The first non-cash settlement was in connection with a settlement of a civil law suit by Holland & Knight LLP (“H&K”), a creditor of Oasys Mobile, seeking payment for prior legal services provided to us valued at $867,268. The aggregate settlement gain resulting from this transaction totaled $351,047.

•
On June 5, 2003, Oasys Mobile signed and executed an agreement pertaining to the payment of amounts owed to a current service provider. The aggregate settlement loss resulting from this transaction totaled $17,097.

•
In February 2003, Oasys Mobile signed and executed a mutual release of all claims with a former law firm that had provided legal services to us. Under the terms of the mutual release, all fees owed to the former law firm, totaling $886,557 were cancelled in full, resulting in a settlement gain of $886,557.

•
In March 2003, Oasys Mobile settled a claim filed against it by AT&T CORP. for payment of past services rendered to us. Under the terms of the settlement, all amounts owed by Oasys Mobile to AT&T CORP. were reduced by $118,783 to $120,000.

•
On August 29, 2003, Oasys Mobile signed and executed an agreement pertaining to the payment of amounts owed to a current service provider. The aggregate settlement gain resulting from this transaction totaled $14,500.

•
On September 30, 2003, Oasys Mobile signed and executed an agreement pertaining to a promissory note with Raytheon Company. The aggregate settlement gain resulting from this transaction totaled $55,241.

•
In 2003, Oasys Mobile issued warrants to purchase 33,334 shares of common stock to a consultant as payment of $200,000 of outstanding fees. The settlement gain resulting from this transaction totaled $116,667.

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

Liquidity and Capital Resources

As of December 31, 2005 we had $8,985,158 of cash on hand, working capital of $7,340,115, and approximately $2.75 million in current liabilities.

Funding Events

In January 2005, Oasys Mobile received an additional investment of $215,000 of its Senior Notes on the same terms as those sold by the Company in December 2004. Oasys Mobile originally received $1,425,000 in the December 2004 initial closing of the Senior Notes. The holder was also granted warrants to purchase a total of 42,157 shares of Oasys Mobile’s common stock. The warrants are exercisable upon issuance, have a term of five years and have an exercise price of $5.60 per share.

During February and March 2005, Oasys Mobile received $4,112,134 from the exercise of 1,263,246 warrants to purchase shares of Oasys Mobile’s common stock. These warrants were originally issued in connection with private placements of Oasys Mobile’s preferred stock and common stock. Oasys Mobile agreed to reprice most of these warrants, which originally had exercise prices ranging from $3.50 to $7.50 per share, to exercise prices ranging from $2.50 to $3.50 per share in consideration for their immediate exercise.

In January and February 2005, Oasys Mobile issued 58,560 shares in connection with the exercise of stock options at their original exercise prices ranging from $1.60 to $5.10 per share. The total received by Oasys Mobile from these exercises was $218,229.

Due to the additional financing received by Oasys Mobile in February and March 2005, the maturity of the Senior Notes accelerated from the original maturity date of May 15, 2005. Oasys Mobile repaid the principal balance of $1,640,000 of the Senior Notes, plus interest at the rate of 12% per annum. Since the Senior Notes were paid off in accordance with their terms, they have no rights of conversion into Oasys Mobile’s common stock.

In November 2005, Oasys Mobile entered into senior debt agreements with certain investors for $8,000,000 of financing in the form of notes payable (the "Senior Secured Debentures"). The Senior Secured Debentures bear interest at 6% and mature on June 30, 2007 (“Maturity Date”). The Senior Secured Debentures are convertible into shares of Oasys Mobile’s common stock at the option of the holder at a conversion price of $2.00 per share. The Senior Secured Debentures are also subject to automatic conversion if Oasys Mobile meets certain revenue or trading stock price milestones. The Senior Secured Debentures are secured by all of the assets of Oasys Mobile.

At the closing of the Senior Secured Debentures, the investors received certain A Warrants, B Warrants and C-1 Warrants. The A Warrants provide the right to purchase an aggregate of 2,000,000 units at an exercise price of $2.00 per unit, each unit consisting of one share of Oasys Mobile’s common stock and a warrant to purchase 4/10 of a share of Oasys Mobile’s common stock (the “C-2 Warrant”). The A Warrants are exercisable at any time until June 29, 2006. The B Warrants are exercisable at any time for a period of two years from the date of issuance for 1,355,392 shares of Oasys Mobile’s common stock and have an exercise price of $2.71 per share. The C-1 Warrants are exercisable at any time for a period of five years from the date of issuance for an additional 1,355,392 shares of Oasys Mobile’s common stock and have an exercise price of $3.54 per share. The C-2 Warrants have substantially the same terms and conditions as the C-1 Warrants.

Other Matters

From inception through our 2005 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations through 2006 and beyond. However, business opportunities, such as product or geographic expansion, or the acquisition of product lines or companies may present themselves. If we were to pursue these opportunities, they may require that we raise additional capital through the issuance of our equity securities or that we issue shares of our common stock or other equity securities in connection with acquisitions. If we have to raise additional funding, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing stockholders' ownership.

Oasys Mobile is actively promoting and expanding its product line and pursuing additional financing for capital to expand its operations.

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

•	increasing subscriber adoption of our applications through marketing and promotions;
•	securing top-tier brands;
•	the development and delivery of new wireless applications; and
•	the marketing of those applications to lay the foundation of future substantial revenue generation.

Cash Flow Information

	Year Ended December 31
	2005	2004
Cash used in operating activities	$(3,153,749)	$(3,145,203)
Cash used in investing activities	$(76,190)	$(45,570)
Cash provided by financing activities	$10,809,309	$2,407,916

Cash Flow used in Operating Activities. Net cash used in operating activities was $3,153,749 in the year ended December 31, 2005, compared to $3,145,203 in the prior year. The change in net cash used in operating activities was primarily due to increases in cash collections from customers consistent with the increase in wireless application revenues, and offset by increases in several expense categories, primarily research and development, sales and marketing, and certain general and administrative expenses, such as salaries, travel, fees related to the Qualcomm Quick-Pay program, legal, investor relations, and general office administration costs.

Cash Flow used in Investing Activities. Net cash used in investing activities was $76,190 and $45,570 in the years ended December 31, 2005 and 2004, respectively, representing computer equipment purchases.

Cash Flow provided by Financing Activities. Net cash provided by financing activities was $10,809,309 in the year ended December 31, 2005 and consisted of the following:

•	proceeds from issuance of Senior Notes of $215,000.
•	proceeds from the exercise of 1,264,296 stock warrants and 59,660 stock options of $4,333,788.
•	principal payments on Senior Notes of ($1,640,000).
•	principal payments on note payable obligations of ($99,479).
•	proceeds from issuance of Senior Debentures of $8,000,000

Net cash provided by financing activities was $2,407,916 in the year ended December 31, 2004 and consisted of the following:

•	proceeds from issuance of convertible notes payable and common stock of $1,000,000 and issuance of Senior Notes of $1,425,000.
•	the sale of 43,104 shares of the Company’s common stock for cash proceeds of $20,086.
•	proceeds from the exercise of 24,127 stock options and 86,207 stock warrants of $104,892.
•	principal payments on capital lease obligations of ($17,296).
•	principal payments on note payable obligations of ($124,766).

Significant Concentrations

For the year ended December 31, 2005, one customer accounted for 45% and 18% of our revenues and accounts receivable, respectively. This same customer accounted for 52% and 32% of the our revenues and accounts receivable for the year ended December 31, 2004. Should this wireless carrier discontinue the deployment of the Company’s applications, our business would be adversely affected. In addition, a second customer accounted for 24% of our accounts receivable as of December 31, 2005. A different customer accounted for 12% of our accounts receivable as of December 31, 2004. There were no other customers with revenues or accounts receivable in excess of 10 percent of the respective balances.

Contractual Obligations

At December 31, 2005, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating leases, notes payable and content partner arrangements.

The following table summarizes our contractual obligations at December 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Operating	Notes	Purchase
	Total	Leases	Payable	Obligations
Year ending December 31, 2006	$450,898	$205,398	$77,500	$168,000
Year ending December 31, 2007	8,172,716	4,716	8,000,000	168,000
Year ending December 31, 2008	4,716	4,716	-	-
Year ending December 31, 2009	1,965	1,965	-	-

Total contractual obligations	$8,630,295	$216,795	$8,077,500	$336,000

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC delayed implementation of SFAS No. 123(R) until the next fiscal year beginning after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure will no longer be an alternative method for reporting stock-based compensation. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either (a) all prior periods presented or (b) prior interim periods of the year of adoption for all amounts previously presented in pro forma disclosures under SFAS No. 123.

We currently intend to use the modified prospective method and the Black-Scholes model for estimating the fair value of share-based payments. The adoption of the SFAS No. 123(R) fair value method will have a significant impact on our results of operations, although it will have no impact on financial position. The SFAS 123 disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to our financial statements is not necessarily indicative of the impact on the Company’s results of operations for share-based payments under SFAS No. 123 (R) in future periods. The impact of adoption of SFAS No. 123(R) will depend on the number of options granted, the value of the option awards and other factors.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20, “Accounting Changes”, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective beginning on January 1, 2006. We do not believe the adoption of SFAS No. 154 will have a material impact on our financial statements.

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

Revenue Recognition and Related Costs

Wireless applications and contracts

Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. For content delivery partner arrangements, whereby Oasys Mobile remits a portion of the revenues earned through the sale of our applications, revenue is recorded on a gross basis in accordance with EITF 99-19. Oasys Mobile recognizes the cost of payments to the content providers as a cost of revenues. Wireless applications and contracts cost of revenues includes all third-party hosting, testing and/or carrier distribution fees. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Periodically, we enter into non-recurring engineering arrangements with our content partners. Generally, under the terms of these agreements, we receive funding upfront to complete projects. The funding we receive upfront is recorded as deferred revenue and is recognized as revenue under the terms of the individual arrangements. Deferred revenue represents amounts received for which we have not yet completed our contractual obligations.

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

There were no costs related to the wireless license fee revenue generated during the years ended December 31, 2005, 2004 and 2003 as the license fee revenue related to technology that had been previously developed by us, and there were no costs for installation, delivery or customization, or other related costs.

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

Valuation of Equity Instruments

We have utilized our equity securities, including unregistered common stock and options/warrants to purchase unregistered common stock, to pay for services and to settle obligations owed to or claimed by creditors. The issuance of equity instruments as payment for services rendered to Oasys Mobile results in the recording of non-cash compensation or consulting expense as the services are performed. We utilize the Black-Scholes option-pricing model to determine the value of options or warrants issued as payment for services. Underlying the Black-Scholes option-pricing model are several assumptions that are evaluated by management and include: (1) a dividend yield; (2) a common stock volatility factor; (3) the risk-free interest rate; and (4) the expected life of the option or warrant. Management evaluates each of these assumptions on a periodic basis in order to determine the value of the equity instruments used as payment for services as well as to record the associated expense. As conditions change, our evaluation of the assumptions underlying the Black-Scholes option-pricing model may change resulting in differing values of equity instruments issued for services between reporting periods.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Oasys Mobile and was made known to them by others within those entities, particularly during the period when this report was being prepared.

In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 9B.	OTHER INFORMATION.

On March 14, 2006, our agreement with Sports Illustrated for the distribution of the Sports Illustrated Swimsuit content expired in accordance with its terms.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Business Experience of Directors and Executive Officers

Gary E. Ban, age 42, joined Oasys Mobile as its Chief Operating Officer in February 2001 and was elected as Oasys Mobile’s Chief Executive Officer on February 17, 2004. Mr. Ban was also appointed as a Director of Oasys Mobile in September 2004. In his past role as Chief Operating Officer of Oasys Mobile, Mr. Ban had supervisory responsibility over operations, information technology and human resources. Prior to joining Oasys Mobile in September 1999, Mr. Ban held a variety of executive-level management positions establishing direction and operational implementation for business, financial and engineering systems integration. From November 1996 through August 1999, Mr. Ban served as Director of Customer Integration for ABB Power T&D Inc.'s electricity metering group, where he was responsible for global systems integration for large-scale information management solutions. Mr. Ban holds an M.B.A. from Duke University and a bachelor's degree in industrial management and an associate applied science degree in computer engineering from the Milwaukee School of Engineering.

Stephen M. Finn, age 56, was appointed to our Board of Directors in February 2004. Mr. Finn currently serves as president of Solstice, a media production and technology consulting firm. He began a career as an award-winning professional photographer, extending his skills to the worlds of computer graphics and video production as these technologies evolved. Based on this experience, Mr. Finn founded Solstice in 1978 specializing in corporate theater, sales and marketing development, product introduction and branding. Solstice also focuses on translating technology advances into strategic product concepts.

Andrew L. Fox, age 42, has been Oasys Mobile’s Executive Vice President - Sales and Business Development since February 2004. Prior to that, Mr. Fox served as our Vice-President - Sales and Business Development since February 2001. Mr. Fox is responsible for sales, business development and content acquisition activity for Oasys Mobile. Before joining Oasys Mobile, Mr. Fox was marketing director at RealNetworks, a provider of software products and services for Internet media delivery. At RealNetworks, he was part of the initial RealAudio and RealVideo launch teams, and also started and ran RealNetworks Enterprise Group. He has also served as a Sales and Marketing Manager for IBM's Wireless Data Division and a Product Manager at IBM's Networking Hardware Division. Mr. Fox holds a master of business administration degree and an undergraduate degree in computer science and electrical engineering from Duke University.

J. Winder Hughes, age 47, was appointed to our Board of Directors in December 2003. Mr. Hughes is the founder of Hughes Capital Investors L.L.C., an investment group that he formed in 1995. He established the investor partnership, The Focus Fund L.P., in 1999, for which he serves as the managing general partner. Mr. Hughes, who received his Bachelor of Arts degree in economics from the University of North Carolina in 1980, brings more than 20 years of investment community experience to the Oasys Mobile board.

Scott W. Hamilton, age 48, was appointed to our Board of Directors in April 2004. Mr. Hamilton has over twenty years of marketing and business development experience in new and emerging markets. In June 2002 Mr. Hamilton founded HB Associates, an international strategic outsourcing firm. From 1999 to 2002 he led the restart of Framework Technologies, a provider of Collaborative Product Development Software, to 9th place among the "New England Technology Fast 50" growing companies. Prior to 1999 Mr. Hamilton held senior marketing positions with the consumer divisions of Waddington plc, Nice-Pak Products and PepsiCo.

Donald T. Locke, age 47, joined Oasys Mobile as a consultant in October 2001 and served as its General Counsel. In March 2004, he was appointed as Oasys Mobile’s Chief Financial Officer. Prior to Oasys Mobile, Mr. Locke was Of Counsel to Kilpatrick Stockton LLP, a large southeastern law firm, where his practice focused on Securities and Exchange Commission issues, public company finance and merger and acquisition issues. Mr. Locke received his bachelor’s degree from Furman University in 1980 and his M.B.A and Law degrees from the University of South Carolina in 1986 and 1987, respectively.

Richard B. Ruben, age 51, was appointed to our Board of Directors in December 2005. Mr. Ruben brings to the Board over 20 years of experience helping companies in the communications, technology, wireless and entertainment industries grow strategically. Mr. Ruben served most recently as CEO of Wire One Communications, Inc. and had been with that company and its predecessor company V-SPAN, Inc. in a variety of positions from 1999 through April of 2005. Prior to that time Mr. Ruben's experience included roles as President of Comcast-Spectacor, Inc. and Spectacor, Inc. from 1994-97 and a variety of positions at Bell Atlantic Corporation from 1986-94 including Vice President of Planning and CFO of Bell Atlantic Mobile from 1990-94. Mr. Ruben holds a law degree and an MBA from Santa Clara University and an economics degree from Fairleigh Dickinson University.

Bernard Stolar, age 59, was appointed to our Board of Directors in January 2006, Mr. Stolar, noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Most recently he was president and chief operating office of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast(TM), the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America's game division.

James A. Taylor, age 60, was appointed to our Board of Directors in June 2005. Mr. Taylor currently serves as president of Portola Packaging, a leading designer, manufacturer and marketer of tamper-evident plastic closures for a variety of industries, where he oversees worldwide operations. Since joining Portola Packaging, Mr. Taylor has helped increase revenues by more than $75 million to over $240 million through organic growth and product line acquisitions. Mr. Taylor also served as chief financial officer of Portola Packaging from 1998 to 1999, where he reorganized the finance department and streamlined global operations. From 1996 to 1998, Mr. Taylor served as vice president of finance and treasurer of Seagate Technology, Inc., the world's largest manufacturer and seller of disk and tape drives.

Agreements for Nomination of Director

J. Winder Hughes and Stephen M. Finn were nominated to the Board of Directors pursuant to a letter agreement dated as of September 26, 2003, by and between Oasys Mobile and Hughes Capital Investors, LLC, of which Mr. Hughes is the principal. In the letter agreement, Oasys Mobile agreed to nominate two directors selected by Hughes Capital. Pursuant to this agreement, Mr. Hughes and Mr. Finn were submitted to the stockholders of Oasys Mobile at its January 30, 2006 special shareholders meeting. In addition, Richard B. Ruben was nominated at the January 30, 2006 stockholders meeting pursuant to an agreement entered into by Oasys Mobile with LAP Summus Holdings, LLC dated as of November 18, 2005. In this agreement, Oasys Mobile agreed it would cause a person designated by LAP Holdings to be elected to and thereafter remain on our Board of Directors for such period of time as LAP Holdings owns any of Oasys Mobile’s 6% Senior Secured Convertible Debentures or owns or has the right to acquire at least 10% of the shares to which LAP Holdings has the right to acquire under the warrants issued to them in connection with the 6% Senior Secured Convertible Debentures. Under this Agreement, Mr. Ruben shall also be nominated to any executive or comparable committee of the board, and any other committee that the board determines in its judgment.

Family Relationships

There are no family relationships among directors or executive officers of Oasys Mobile and, except as disclosed herein, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee; Audit Committee Financial Experts

Oasys Mobile has a separately designated Audit Committee which is composed of two members, James A. Taylor and Richard B. Ruben. Each of Messrs. Taylor and Ruben, qualifies as an “Audit Committee Financial Expert”, as such term is defined in the rules and regulations of the Securities and Exchange Commission.

Under the rules of the Securities and Exchange Commission, we are required to disclose whether the members of our Audit Committee are independent using the definition of “independent director” of a national securities exchange selected by us and approved by the Commission (even though the Company is not listed on such exchange). Oasys Mobile has chosen to use the definition used by The NASDAQ Stock Market, Rule 4200(a)(15) as set forth in the Marketplace Rules of the NASD Manual. Under this rule, only Mr. Taylor would be considered an independent director of the Audit Committee.

On February 17, 2003, our Board adopted a written charter for the Audit Committee, which is available on our website at www.oasysmobileinc.com.

Advisory Board Members

Our Board of Directors has an advisory board. The current member of the advisory board is Bob Bruggeworth, who is the Chief Executive Officer of RF Micro Devices, Inc. Members of the advisory board are appointed through resolution of the Board and consult and advise the Board as to industry and business matters. At the request of the Board, members of the advisory board may attend Board meetings and participate in such meetings, but they have no vote. Members of the advisory board will not be deemed to be directors of Oasys Mobile and will not be subject to any fiduciary or similar duties to Oasys Mobile solely by virtue of membership on the advisory board. Each member of the advisory board is required to execute a confidentiality and non-disclosure agreement with Oasys Mobile and will be considered an “insider” of Oasys Mobile, subject to our insider trading policies.

Compensation of Directors

         Non-employee directors receive $2,000 for each regularly scheduled board meeting attended in person, $1,000 for each regularly scheduled board meeting attended by telephone and $250 for each special board meeting attended by telephone. The non-employee members of the Compensation Committee and the Nominating and Corporate Governance Committee receive an annual grant of options to purchase 2,500 shares of the Company’s common stock, which are vested upon the date of grant, and the members of the Audit Committee receive options to purchase 5,000 shares of the Company’s common stock, which are vested quarterly from their date of grant. Non-employee directors also receive an initial grant of options to purchase 36,000 shares of Oasys Mobile common stock upon their initial appointment or election to the Board of Directors, which vest quarterly over the one-year period from the date of grant, and a yearly grant of 24,000 restricted shares of the Company’s common stock, whose restrictions lapse one-year from their date of grant. All options granted to the non-employee directors are granted at an exercise price equal to the fair market value at the time of grant. All options issued to non-employee directors are exercisable for a period of ten years from their date of grant. We reimburse all of our directors for costs associated with attending board and committee meetings. The Board can change the compensation of the directors at any time.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act and the SEC's rules thereunder require our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC and to furnish to us copies of all reports they file. The SEC has established specific due dates for these reports and requires the Company to report in this Proxy Statement any failure by these persons to file or failure to file on a timely basis.

        To our knowledge, based solely on a review of the copies of such reports received or written representations from the reporting persons, we believe that, during our 2005 fiscal year, our directors, executive officers and persons who own more than 10% of our Common Stock complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 405(b) of Regulation S-K of the Securities Exchange Act of 1934. This Code of Ethics applies to all Directors, officers and employees of Oasys Mobile. A copy of our Code of Ethics is publicly available on our website at www.oasysmobileinc.com.

ITEM 11.    EXECUTIVE COMPENSATION

The following table provides certain summary information concerning the compensation paid during the fiscal years ended 2005, 2004, and 2003 to (i) the Chief Executive Officer and (ii) to each of the two other most highly compensated executive officers of Oasys Mobile (based on salary and bonus received during the last fiscal year) who were serving as executive officers of Oasys Mobile at the end of the fiscal year ended December 31, 2005, and whose aggregate compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table (1)

		Annual Compensation	Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary ($)	Securities Underlying Options (#)(2) (3)	All Other Compensation ($)

Gary E. Ban	2005	$176,458	275,000	--
Chief Executive	2004	$214,000(4)	126,919(6)	$24,005(7)
Officer	2003	$171,237(5)	11,632 (6)	$1,650

Donald T. Locke	2005	$145,200	225,000	--
Chief Financial	2004	$192,000(8)	100,000	$24,000(10)
Officer (13)	2003	$125,911(9)	--	$200,000(11)

Andrew L. Fox	2005	$149,071	200,000	--
Executive Vice-	2004	$171,064(12)	100,000	--
President - Business	2003	$127,481(12)	--	--
Development

(1)

The aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total amount of salary and bonus for any year for any of the Named Executive Officers and has therefore been omitted.

(2)	The options granted are without tandem stock appreciation rights, and we did not grant any stock appreciation rights to any of the Named Executive Officers.
(3)	All numbers related to stock options have been adjusted retroactively to give effect to Oasys Mobile’s one (1) for ten (10) reverse stock split which was effective as of March 11, 2005.
(4)

$39,000 of the total amount of cash salary compensation paid to Mr. Ban in 2004 was for a bonus amount owed to Mr. Ban since February 16, 2001, pursuant to his original employment agreement with Oasys Mobile.

(5)

$39,000 of the total amount of cash salary compensation paid to Mr. Ban in 2003 was for a bonus amount owed to Mr. Ban since February 16, 2001, pursuant to his original employment agreement with Oasys Mobile.

(6)

1,919, and 11,632 of these options received by Mr. Ban in 2004 and 2003, respectively, were granted pursuant to the Oasys Mobile’s Alternative Compensation Plan in lieu of cash compensation owed to him.

(7)

Mr. Ban was issued a total of 18,466 shares of Oasys Mobile common stock, valued at $1.30 per share for $24,005 owed to him. $13,000 of this amount was for a bonus amount owed to Mr. Ban since February 16, 2001, pursuant to his original employment agreement with Oasys Mobile, and $11,005 was for back salary owed to Mr. Ban.

(8)	$78,000 of this amount was for cash compensation paid to Mr. Locke in 2004 for amounts owed to him for his consulting services from 2002.
(9)	All amounts paid to Mr. Locke in 2003 was paid to him as a consultant to Oasys Mobile.
(10)	Mr. Locke was issued a total of 18,462 shares of Oasys Mobile common stock, valued at $1.30 per share for $24,000 owed to him from consulting services provided to Oasys Mobile in 2002.
(11)

Mr. Locke converted $200,000 owed to him for services rendered to Oasys Mobile as a consultant from October 2001 until December 2002 into warrants to purchase 33,334 shares of Oasys Mobile common stock with an exercise price of $6.00 per share.

(12)	$29,071, $51,064 and $7,481 of the total amount of cash salary compensation paid to Mr. Fox in 2004 and 2003, respectively, were for commissions earned by him in those years.
(13)	Mr. Locke was appointed as Oasys Mobile’s Chief Financial Officer on March 26, 2004. Prior to this date, Mr. Locke was a consultant serving as Oasys Mobile’s General Counsel since October 2001.

Stock Option Grants

        The following table sets forth information concerning options to purchase shares of common stock granted during the fiscal year ended December 31, 2005, to the Named Executive Officers.

Name	Number of Securities Underlying Options Granted (#) (1)	Percent of Total Options Granted To Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date	Grant Date Present Value ($)(2)

Gary E. Ban	275,000	33.1%	$3.26	6/21/15	$775,500
Donald T. Locke	225,000	27.1%	$3.26	6/21/15	$634,500
Andrew L. Fox	200,000	24.1%	$3.26	6/21/15	$564,000

_________________
(1)

All of these options are subject to the terms of Oasys Mobile’s Third Amended and Restated Equity Compensation Plan. All of these options were vested at the rate of one-thirty sixth (1/36) of the amount of the grant per month from the grant date of June 21, 2005. All options were granted at an exercise price equal to the fair market value of Oasys Mobile’s common stock on the date of grant.

(2)

The values in this column have been prepared using the Black-Scholes model. The calculations made pursuant to this model assume (a) volatility of 1.2936, (b) a risk-free rate of return of 3.84%, (c) a dividend yield of 0%, and (d) an expected option life of five years.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table sets forth information concerning the number and intrinsic value of stock options held by the Named Executive Officers on December 30, 2005. Year-end values are based on the fair market value of $2.35 per share as of December 30, 2005, as reported on the OTC Bulletin Board System. They do not reflect the actual amounts, if any, which may be realized upon the future exercise of remaining stock options and should not be considered indicative of future stock performance. No Named Executive Officer exercised any options during the 2005 fiscal year.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Gary E. Ban	237,316	224,611	$73,512	$48,181
Donald T. Locke	148,928	182,889	$58,056	$36,944
Andrew L. Fox	174,596	166,889	$58,056	$36,944

Equity Compensation Plan Information

        The Third Amended and Restated 2000 Equity Compensation Plan was created in 2000 for the purpose of granting incentive or non-qualified stock options to employees, contractors, or directors of Oasys Mobile. A total of 200,000 shares were initially authorized under the plan. Subsequently, the Board has amended the plan to increase the authorized shares currently to 3,000,000 shares. Options granted under this plan were priced either at the fair market value of our common stock on the date of grant or at prices below the fair market value of our common stock and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan. As of December 31, 2005, this plan is still in effect. There are no equity compensation plans approved by stockholders at the present time.

Equity Compensation Plans Not Approved by the Stockholders	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding - Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (2)
	(a)	(b)	(c)
Third Amended and Restated 2000 Equity Compensation Plan (1)	1,836,215	$6.68	1,000,479
__________________
(1)
The Third Amended and Restated 2000 Equity Compensation Plan was originally approved by stockholders and authorized 200,000 shares for issuance. The plan was subsequently amended by the Board to increase the authorized number of shares to 3,000,000 and is therefore classified as a plan not approved by our stockholders.

(2)	This column excludes securities reflected in column (a).

Stock Option Plan

The following summary description of our Third Amended and Restated 2000 Equity Compensation Plan (the “Plan”) is not intended to be complete and is qualified by reference to the copy of the Plan, filed as Exhibit 10.5 to Oasys Mobile’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The Plan, as adopted by the stockholders on January 27, 2000, and subsequently amended by the Board of Directors, is intended to provide incentives:

•
to the officers and other employees of Oasys Mobile and its subsidiaries by providing them with opportunities to purchase shares of common stock in Oasys Mobile pursuant to options granted under the Plan which qualify as “incentive stock options” (“ISOs”) under Section 422(b) of the Internal Revenue Code of 1986, as amended (the “Code”);

•
to directors, officers, employees and consultants of Oasys Mobile and its subsidiaries by providing them with opportunities to purchase shares of common stock in Oasys Mobile pursuant to options granted under the Plan which do not qualify as ISOs (“non-qualified options”) (ISOs and non-qualified options being collectively referred to as “options”); and

•
to directors, officers, employees and consultants of Oasys Mobile, and its subsidiaries by providing them with stock appreciation rights, awards of restricted stock or deferred stock, stock awards, performance shares or other stock-based awards.

The Compensation Committee (the “Committee”), consisting of two or more members of the Board of Directors, administers the Plan. The Committee has the exclusive right to interpret, construe and administer the Plan, to determine the individuals associated with Oasys Mobile and its subsidiaries from among the class of individuals eligible to whom options, awards and authorizations to make purchases may be granted in accordance with the terms of the Plan, and to determine the number, form, terms, conditions and duration of any such grant.

ISOs. ISOs may be granted at any time through the tenth anniversary of the effective date of the Plan (which was January 31, 2000). The ISO exercise price is to be no less than 100% of the “Fair Market Value” (as defined in the Plan) of the common stock on the grant date. No ISO may be granted to an individual owning more than 10% of the total combined voting power of all classes of stock issued by Oasys Mobile unless the purchase price of the underlying shares of common stock is at least 110% of the Fair Market Value of the shares issuable on exercise of the ISO determined as of the date the ISO is granted. ISOs granted under the Plan may have maximum terms of not more than ten years (five years in the case of an individual that owns more than 10% of the total combined voting power of all classes of Oasys Mobile stock) or such shorter period as the Committee specifies in an individual award. Generally, ISOs granted under the Plan may remain outstanding and may be exercised at any time up to three months after the person to whom such ISO was granted is no longer employed. ISOs granted under the Plan are subject to the restriction that the aggregate Fair Market Value (determined as of the date of grant) of ISOs, which first become exercisable in any calendar year, cannot exceed $100,000.

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

With respect to non-tandem stock appreciation rights, the Committee is to specify the number of shares of common stock covered by such right and the base price of a share of common stock (the “Base Price”), which is to be no less than 100% of the Fair Market Value of a share of common stock on the date of grant. Upon exercise of a non-tandem stock appreciation right, the participant is entitled to receive from Oasys Mobile cash and/or common stock having an aggregate Fair Market Value equal to (i) the excess of (A) the Fair Market Value of one share of common stock at the time of exercise, over (B) the Base Price, multiplied by (ii) the number of shares of common stock covered by the non-tandem stock appreciation right. The Committee has the sole discretion to determine in each case whether the payment is to be made in the form of cash or shares of common stock.

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

Restricted Stock. The Committee may make restricted stock awards to participants in the Plan as an incentive for the performance of future services that will contribute materially to the successful operation of Oasys Mobile. Awards of restricted stock may be made alone or in addition to or in tandem with other awards made under the Plan. The Committee is to determine the purchase price, if any, to be paid for the restricted stock, the length of the restriction period, the nature of the restrictions (e.g., in terms of the participant’s service or performance), whether the restrictions are to lapse at the end of the restriction period as to any or all of the shares covered by the award, and whether dividends and other distributions on the restricted stock are to be paid currently to the participant or to Oasys Mobile for the account of the participant.

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

Performance Shares. Performance shares may be awarded to participants as an incentive for the performance of future services to Oasys Mobile. Awards of performance shares may be made either alone or in addition to or in tandem with other awards granted under the Plan. The Committee is to determine and designate those participants to whom performance shares are to be awarded, the performance period and/or performance objectives (e.g., minimum earnings per share or return on equity), and any adjustments to be made to such objectives, applicable to such awards, the form of settlement of performance shares, and the other terms and conditions of such awards.

Other Stock-Based Awards. The Committee may grant other awards that are valued in whole or in part by reference to, or are based on, the common stock, including convertible preferred stock, convertible debentures, exchangeable securities, phantom stock and stock awards or options valued by reference to book value or performance.

Administration. The Plan provides that the Committee may make equitable adjustments in the aggregate number of shares of common stock that may be awarded under the Plan, the number of shares and class of stock that may be subject to an award, the purchase price to be paid per share under outstanding options, and the terms, conditions or restrictions of any award in the event of any reorganization, recapitalization, reclassification, stock split, stock dividend, merger or consolidation or separation, including a spin-off, of Oasys Mobile, the sale or other disposition of all or a portion of its assets and certain other transactions involving Oasys Mobile; however, the Plan requires that all such adjustments shall be made such that ISOs granted under the Plan shall continue to constitute ISOs within the meaning of Section 422 of the Code.

Authorized but unissued shares of common stock of Oasys Mobile, shares of common stock that are not delivered or purchased under the Plan, and shares reacquired by Oasys Mobile, for reasons including a forfeiture, termination of employment, expiration or cancellation of an option, can be issued under the Plan. As of April 21, 2005, the Board adopted resolutions to amend the Plan to increase the number of shares reserved for grant under the Plan to 3,000,000. As of December 31, 2005, we have issued 1,836,215 options to purchase shares of common stock, of which 1,060,126 of these options are currently vested.

Amendment of the Plan. The Plan provides that our Board of Directors may amend or terminate the Plan at any time, provided, however, that specific types of amendments require approval of our stockholders and no such action may be taken which adversely affects any award previously granted to a participant under the Plan without the written consent of the Participant.

Employment and Severance Agreements with Gary E. Ban, Andrew L . Fox and Donald T. Locke

On June 29, 2005, Oasys Mobile entered into new employment agreements with each of Gary E. Ban, Donald T. Locke and Andrew L. Fox. The employment agreements between each of Messrs. Ban, Fox and Locke, dated as of July 28, 2004, were cancelled in their entirety and replaced by the employment agreements described herein. All defined terms used in this description of these employment agreements shall have the meanings as set forth in the agreements, copies of which are attached as Exhibits 10.1, 10.2 and 10.3, respectively, to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 29, 2005. The employment agreements name Mr. Ban as Chief Executive Officer; Mr. Fox as Executive Vice-President of Business Development and Sales; and Mr. Locke as Chief Financial Officer and General Counsel. The current annual base salaries for each of these officers, as adjusted by the Compensation Committee of the Board of Directors on December 14, 2005 is as follows:

Name of Executive	Initial Annual Base Salary
Gary E. Ban	$210,000
Donald T. Locke	$172,800
Andrew L. Fox	$144,000

Under the terms of each of the employment agreements, the Board of Directors will, on an annual basis, review each executive’s base salary in light of the base salaries paid to other executives of Oasys Mobile and each executive’s performance. It may, in its discretion, increase the executive’s annual base salary by an amount deemed appropriate by the Board.

Under the terms of the agreements of Messrs. Ban and Locke, their annual base salaries shall also automatically be increased to 1.5 times their initial base salary (“Initial Base Salary”) of $175,000 and $144,000, respectively, once Oasys Mobile achieves a fiscal year gross revenue of $10,000,000 and to 2.0 times their Initial Base Salary once Oasys Mobile achieves a fiscal year gross revenue of $20,000,000 and Oasys Mobile has net income for each such fiscal year period.

In addition to the annual base salary, the Board, in its discretion, may pay each executive a bonus commensurate with other bonuses paid to employees of Oasys Mobile and take into account the total compensation paid to executives of other companies which would be competitive for the executive’s services. Messrs. Ban and Locke shall receive a cash bonus of 100% of their annual base salary upon the achievement of Oasys Mobile’s annual objectives as set by the Board of Directors. Messrs. Ban, Locke and Fox did not receive a bonus in 2005.

Mr. Fox shall receive (i) a commission of $10,000 for each transaction brought to Oasys Mobile by him that Oasys Mobile receives a gross profit of $250,000 from; (ii) a three percent (3%) commission of the gross profit received by Oasys Mobile from all transactions brought to Oasys Mobile by him; and (iii) a one percent (1%) commission of the gross profit received by Oasys Mobile from all other transactions of Oasys Mobile brought by personnel under Mr. Fox’s supervision. No funds under these bonus provisions of Mr. Fox’s agreement shall be payable to him until funds are received by Oasys Mobile. Mr. Fox shall receive the commissions set forth in items (ii) and (iii) of this paragraph for a period of eighteen (18) months from the launch of each such product related to these transactions arranged by him or by personnel under his supervision, as the case may be. After such eighteen (18) month period has expired, the commissions payable to Mr. Fox for a particular transaction shall expire and no longer be payable to him.

Any bonuses earned by Messrs. Ban, Fox and Locke pursuant to the provisions of their employment agreements shall not be paid to them unless and until Oasys Mobile has achieved a cash flow positive position, which will be certified to the Board of Directors by an executive officer of Oasys Mobile.

Under these employment agreements, Oasys Mobile granted to Messrs. Ban, Locke and Fox options to purchase 275,000, 225,000 and 200,000 shares of Oasys Mobile common stock, respectively. These options vest in equal monthly installments over the thirty-six (36) month period beginning from the grant date of June 21, 2005.

All options and/or warrants previously granted to each of Messrs. Ban, Fox and Locke in lieu of cash compensation forgone by them shall have a life of ten (10) years from the date of each such respective grant while the executive is employed by Oasys Mobile or a life of three years from the date of termination of the executive’s employment.

The employment agreements with Messrs. Ban, Fox and Locke each have a term of one (1) year, which shall be automatically extended (without further action of Oasys Mobile or the Board of Directors) each day for an additional day so that the remaining term shall continue to be one (1) year; provided that either party may at any time, by written notice to the other party, fix the term to a finite term of one (1) year, without automatic extension, commencing with the date of such notice.

Each executive’s employment under their respective Agreements shall be terminated immediately on his death and may be terminated by the Board:

•	at any time after the Permanent Disability of executive;
•	at any time without Cause prior to a Change of Control;
•	at any time without Cause upon a Change of Control; or
•	at any time for Cause.

If an executive’s employment is terminated by death, his estate or designated beneficiaries shall be entitled to receive:

•	any accrued but unpaid salary;
•	a cash lump sum payment in respect of accrued but unused vacation;
•	life insurance benefits pursuant to any life insurance policy purchased by Oasys Mobile on the executive;
•
a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement (in the case of Mr. Fox, he receives an amount equal to his Base Salary, in lieu of this provision); and

•
acceleration of the vesting of one hundred percent (100%)of the unvested portion of all of the Executive’s stock options or other stock-based awards, together with the right to exercise such options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan.

If an executive’s employment is terminated by Oasys Mobile for Permanent Disability, he shall be entitled to receive:

•
severance compensation equal to his Base Salary for a period of six (6) months, minus any amounts payable under any short-term disability insurance policy provided by Oasys Mobile or purchased by executive.

•
a pro rata portion of the bonus applicable to the calendar year in which such termination occurs, payable when and as such bonus is determined under the Agreement (in the case of Mr. Fox, he receives an amount equal to his Base Salary in lieu of this provision);

•	continuation of the insurance provided by Oasys Mobile for 12 months; and
•
acceleration of the vesting of one hundred percent (100%)of the unvested portion of all of the Executive’s stock options or other stock-based awards, together with the right to exercise such options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan.

If the executive’s employment is terminated by Oasys Mobile without Cause prior to a Change of Control, the executive shall be entitled to receive:

•	accrued but unpaid Base Salary to the date of such termination;
•	a cash lump sum payment in respect of accrued but unused vacation days;
•	a cash lump sum payment equal to his then-current Base Salary payable within ten (10) days of Executive’s termination;
•
a cash lump sum payment of the bonus applicable to the calendar year in which such termination occurs; this cash lump sum payment shall be payable within ten (10) days after the determination that the annual objectives, as set by the Board of Directors pursuant to Section 5.2 of the Agreement, have been met;

•
acceleration of the vesting of one hundred percent (100%) of the unvested portion of all of Executive’s stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan; and

•	continuation of the insurance provided by the Company for 12 months.

If executive’s employment is terminated by Oasys Mobile without Cause upon a Change of Control or by Executive for Good Reason at any time, executive shall be entitled to receive:

•	accrued but unpaid Base Salary to the date of such termination;
•	a cash lump sum payment in respect of accrued but unused vacation days pursuant to the terms of this Agreement;
•
a cash lump sum payment of up two (2) times his then-current Base Salary (one times in the case of Mr. Fox) based on the greater of the closing price of the Company’s common stock on the date of the Change of Control or the date of termination. The Executive shall receive the multiple of his Base Salary as set forth below based on such closing common stock price. This amount shall be paid within ten (10) days of Executive’s date of termination.

Multiple of Base Salary	Closing Stock Price at Date of Change of Control or Date of Termination
1.00 times Base Salary	$3.50 or lower
1.25 times Base Salary	$4.00
1.50 times Base Salary	$4.50
1.75 times Base Salary	$5.00
2.00 times Base Salary	$5.50

•
cash lump sum payment of up to two (2) times the bonus applicable to the calendar year in which such termination occurs based on the greater of the closing price of the Company’s common stock on the date of the Change of Control or the date of termination pursuant to Section 7.5 of the Agreement. The Executive shall receive the multiple of his bonus as set forth below based on such closing common stock price. This cash lump sum payment shall be payable within ten (10) days after the determination that the annual objectives, as set by the Board of Directors pursuant to Section 5.2 of the Agreement, have been met.   This provision does not apply to Mr. Fox.

Multiple of Base Salary	Closing Stock Price at Date of Change of Control or Date of Termination
1.00 times Bonus	$3.50 or lower
1.25 times Bonus	$4.00
1.50 times Bonus	$4.50
1.75 times Bonus	$5.00
2.00 times Bonus	$5.50

•
acceleration of the vesting of one hundred percent (100%) of the unvested portion of Executive’s stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan; and

•	continuation of the insurance provided by the Company for 12 months.

If executive’s employment is terminated by Oasys Mobile for Cause or by the executive without Good Reason upon a Change of Control (other than as a result of executive’s Permanent Disability or death), Oasys Mobile shall not have any other or further obligations to executive under this Agreement, except:

•	as may be provided in accordance with the terms of retirement and other benefit plans of Oasys Mobile;
•	as to that portion of any unpaid Base Salary and other benefits accrued and earned under this Agreement through the date of such termination;
•	all stock option grants that have vested as of the Executive’s date of termination for the remainder of the term of such option grants; and
•	as to benefits, if any, provided by any insurance policies in accordance with their terms.

If executive’s employment is terminated by Oasys Mobile for Cause at any time during the Term, Executive shall immediately forfeit any and all unvested stock rights, stock options and other such unvested incentives or awards previously granted to him by the Oasys Mobile and any Bonus earned by him but not paid pursuant to the Agreement. Each of the employment agreements also contains customary covenants with respect to the non-disclosure of confidential or proprietary information regarding our business, prospects, finances, operations and trade secrets that have no finite duration.

Each of the employment agreements also contains customary covenants with respect to the non-disclosure of confidential or proprietary information regarding our business, prospects, finances, operations and trade secrets that have no finite duration.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 28, 2006, certain information regarding beneficial ownership of our common stock by: (i) each of our directors, (ii) each Named Executive Officer, as such term is defined in the regulations of the SEC, (iii) all directors and executive officers as a group and (iv) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock. As of March 28, 2006, we had 13,519,704 shares of common stock issued and outstanding. As of that date, we also had 2,407 shares of Series A convertible preferred stock issued and outstanding. The Series A convertible preferred stock is non-voting, except in certain instances under Delaware law.

	Shares Beneficially Owned
Beneficial Owner	Number Owned	Right to Acquire (1)	Percent (2)
5% Stockholders (3)
JDS Capital Management, LLC	1,821,450	375,000	15.81%
Empire Capital LP	1,828,350		13.52%
RHP Master Fund, Ltd.		1,482,892(4)	9.90%
LAP Summus Holdings, LLC		1,482,892(6)	9.90%
Donald D. Hammett	950,471	10,000	7.10%
J. Winder Hughes	557,150	201,022	5.34%
Directors (5)
Gary E. Ban	56,908	281,780	2.43%
Stephen M. Finn	37,500	56,886	*
Scott W. Hamilton		11,981	*
J. Winder Hughes	557,150	201,022	5.34%
Richard B. Ruben		19,417	*
Bernard Stolar		9,000	*
James A. Taylor		6,622	*
Named Executive Officers (5)
Gary E. Ban	56,908	281,780	2.43%
Donald T. Locke	23,462	217,373	1.75%
Andrew L. Fox	534	223,040	1.63%

All Executive Officers and Directors as a Group (9 persons)	675,554	1,027,121	11.51%

* Less than 1%

(1)
Pursuant to Rule 13d-3(d)(1) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable on or May 27, 2006 (60 days after March 28, 2006) are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. We believe that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

(2)
Calculated based upon 13,519,704 shares of our Common Stock issued and outstanding on March 28, 2006, and, in each individual's case, the number of shares of our Common Stock issuable upon the exercise of options exercisable as of 60 days thereafter (i.e., May 27, 2006) held by such individual (but excluding any shares of our Common Stock issuable upon the exercise of any other outstanding options) or, in the case of all Executive Officers and Directors as a Group, the number of shares of Common Stock issuable upon the exercise of warrants or options exercisable within 60 days following March 28, 2006.

(3)	Information concerning our 5% Stockholders is based solely upon information contained in Schedules 13D and 13G filed by our 5% Stockholders with the SEC .

(4)
The beneficial ownership reported herein represents 9.9% of the Company’s outstanding Common Stock on March 28, 2006, and consists of 1,482,892 shares of Common Stock that are currently issuable within 60 days of March 28, 2006: (i) upon conversion of $4,000,000 principal amount of 6% Senior Secured Debentures at a conversion price of $2.00 per share (the “Debentures”); (ii) upon exercise of the Series A Warrants to purchase up to 1,000,000 units at an exercise price of $2.00 per unit, each unit consisting of one share of Common Stock and a warrant to purchase 4/10 of a share of Common Stock, issued in connection with the Debentures (the “A Warrants”); (iii) upon exercise of the Series B Stock Purchase Warrants to purchase up to 677,966 shares of Common Stock issued in connection with the Debentures (the “B Warrants”); (iv) upon exercise of the Series C-1 Stock Purchase Warrants to purchase up to 677,966 shares of Common Stock issued in connection with the Debentures (the “C-1 Warrants” and, collectively with the A Warrants and the B Warrants, the “9.9 % Warrants”); and (v) upon exercise of the Stock Purchase Warrant to purchase up to 196,079 shares of Common Stock issued in December 2004 (the “4.9% Warrants”).  The Debentures are convertible into Common Stock until June 30, 2007.  The Series A Warrants expire on June 29, 2006. The Series B Warrants expire on November 18, 2007.  The Series C-1 Warrants expire on November 18, 2010.  The 4.9% Warrants expire on December 20, 2009.

The terms of the Debentures and the 9.9% Warrants (collectively, the “9.9% Securities”) and the terms of the 4.9% Warrants (the 4.9% Warrants together with the 9.9% Securities are hereinafter referred to as the “Securities”) provide that the Securities are convertible or exercisable on any given date only to the extent that the number of shares of Common Stock then issuable upon the conversion or exercise of the Securities, together with any other shares of Common Stock beneficially owned by the reporting persons or any of their affiliates (excluding for this purpose shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted or unexercised Securities) would not exceed 9.9%, in the case of the 9.9% Securities, or 4.9%, in the case of the 4.9% Warrants, of the Common Stock then issued and outstanding.  Accordingly, the reporting persons’ ability to fully convert or exercise the Securities may be limited by the terms of the Securities.

(5)	The business address for each person named is c/o Oasys Mobile, Inc., 434 Fayetteville Street, Suite 600, Raleigh, NC 27601.

(6)
The beneficial ownership reported herein represents 9.9% of the Company’s outstanding Common Stock on March 28, 2006 and consists of 1,482,892 shares of Common Stock that are currently issuable within 60 days of March 28, 2006: (i) upon conversion of $4,000,000 principal amount of 6% Senior Secured Debentures at a conversion price of $2.00 per share (the “Debentures”); (ii) upon exercise of the Series A Warrants to purchase up to 1,000,000 units at an exercise price of $2.00 per unit, each unit consisting of one share of Common Stock and a warrant to purchase 4/10 of a share of Common Stock, issued in connection with the Debentures (the “A Warrants”); (iii) upon exercise of the Series B Stock Purchase Warrants to purchase up to 677,966 shares of Common Stock issued in connection with the Debentures (the “B Warrants”); and (iv) upon exercise of the Series C-1 Stock Purchase Warrants to purchase up to 677,966 shares of Common Stock issued in connection with the Debentures (the “C-1 Warrants” and, collectively with the A Warrants and the B Warrants, the “9.9 % Warrants”). The Debentures are convertible into Common Stock until June 30, 2007.  The Series A Warrants expire on June 29, 2006. The Series B Warrants expire on November 18, 2007.  The Series C-1 Warrants expire on November 18, 2010.

The terms of the Debentures and the 9.9% Warrants (collectively, the “9.9% Securities”) provide that the 9.9% Securities are convertible or exercisable on any given date only to the extent that the number of shares of Common Stock then issuable upon the conversion or exercise of the 9.9% Securities, together with any other shares of Common Stock beneficially owned by the reporting persons or any of their affiliates (excluding for this purpose shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted or unexercised Securities) would not exceed 9.9% of the Common Stock then issued and outstanding.  Accordingly, the reporting persons’ ability to fully convert or exercise the Securities may be limited by the terms of the Securities.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oasys Mobile paid J. Winder Hughes and Stephen M. Finn, two of its Directors, $44,444 and $22,223, respectively, in cash compensation in 2005 for their assistance with the placement of the Company’s 12% Senior Convertible Debentures in December 2004. Oasys Mobile also paid Mr. Hughes $65,000 in December 2005 in connection with his assistance in the placement of the Company’s 6% Senior Secured Convertible in November 2005.

Richard Ruben was appointed to the Board of Directors on December 14, 2005. On November 28, 2005, Oasys Mobile entered into a consulting agreement with Mr. Ruben in which he agreed to assist Oasys Mobile and its management with identifying and evaluating potential acquisition targets. This consulting agreement was for three months. Pursuant to the consulting agreement, Mr. Ruben received (1) $15,000 a month for the term of the agreement, (2) options to purchase 25,000 shares of Oasys Mobile common stock at an exercise price of $2.20 per share, such options to vest at the rate of 1/12 monthly on the monthly anniversary date of the consulting agreement, (3) $15,000 upon the closing of each acquisition worked on by Mr. Ruben on behalf of Oasys Mobile if such acquisition closes, and (4) (i) 25,000 shares of Oasys Mobile common stock upon the closing of each acquisition (if such acquisition closes) worked on by Mr. Ruben in which the total purchase price paid by Oasys Mobile exceeds $10,000,000 or (ii) 12,500 shares of Oasys Mobile common stock upon the closing of each acquisition worked on by Mr. Ruben in which the total purchase price paid by Oasys Mobile is less than $10,000,000.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Ernst & Young LLP for the audit of our annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2005 and 2004 totaled $237,701 and $210,000, respectively.

Audit-Related Fees

Oasys Mobile did not incur or pay any fees to Ernst & Young LLP related to audit-related fees in either of the last two fiscal years.

Tax Fees

Oasys Mobile did not incur or pay any fees to Ernst & Young LLP for tax compliance, tax advice, and tax planning in either of the last two fiscal years.

All Other Fees

The aggregate fees billed to Oasys Mobile by Ernst & Young LLP for products and services, other than those as reported above for Audit Fees, Audit-Related Fees and Tax Fees, for the fiscal years ended December 31, 2005 and 2004 totaled $0 and $0, respectively.

It is the Audit Committee’s policy to pre-approve all services provided by Ernst & Young LLP. All services provided by Ernst & Young LLP during the years ended December 31, 2005 and 2004 were pre-approved by the Audit Committee.

As of the date of this filing, our current policy is to not engage Ernst & Young LLP to provide, among other things, bookkeeping services, appraisal or valuation services, or internal audit services. The policy provides that Oasys Mobile engage Ernst & Young LLP to provide audit, tax, and other assurance services, such as review of SEC reports or filings.

The Audit Committee considered and determined that the provision of the services other than the services described under “Audit Fees” is compatible with maintaining the independence of the independent auditors.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

Exhibit Number	Exhibit Description

3(I).1	Certificate of Incorporation of Oasys Mobile, Inc., a Delaware corporation

3(I).2	Certificate of Amendment of Certificate of Incorporation of Oasys Mobile, Inc.

3(II).1	Bylaws of Oasys Mobile, Inc., a Delaware corporation (Exhibit 3(II).1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.2*	Form of Subscription Agreement for private placement sales of our common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

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

4.8*	Form of Warrants issued in connection with the 12% Senior Notes (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated as of December 20, 2004)

4.9*	Form of Registration Rights Agreement in connection with 12% Senior Notes (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated as of December 20, 2004)

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

4.12*	Securities Purchase Agreement for our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed as of November 18, 2005) 2001)

4.13*	Form of 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed as of November 18, 2005)

4.14*	Form of A Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed as of November 18, 2005)

4.15*	Form of B Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed as of November 18, 2005)

4.16*	Form of C-1 Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed as of November 18, 2005)

4.17*	Form of C-2 Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K filed as of November 18, 2005)

4.18*	Form of D Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K filed as of November 18, 2005)

4.19*	Registration Rights Agreement in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K filed as of November 18, 2005)

4.20*	Security Agreement in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K filed as of November 18, 2005)

4.21*
Letter Agreement entered into with LAP Summus Holdings LLC for nomination of a Director in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K filed as of November 18, 2005)

10.1*
Asset Purchase Agreement, dated October 30, 2000, among Summus, Inc., Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.2*
Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.3*
Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.4*
Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.5*
Third Amended and Restated Summus 2000 Equity Compensation Plan, effective June 24, 2004 (incorporated by reference to Exhibit 10.10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.6*	Executive Employment Agreement, dated as of June 29, 2005, between Summus and Gary E. Ban (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed as of June 29, 2005)

10.7*	Executive Employment Agreement, dated as of June 29, 2005, between Summus and Donald T. Locke (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed as of June 29, 2005)

10.8*	Executive Employment Agreement, dated as of June 29, 2005, between Summus and Andrew L . Fox (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed as of June 29, 2005)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oasys Mobile, Inc.

We have audited the accompanying balance sheets of Oasys Mobile, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oasys Mobile, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

March 10, 2006
Raleigh, North Carolina

Oasys Mobile, Inc.

Balance Sheets

	December 31
	2005	2004
Assets
Current assets:
Cash	$8,985,158	$1,405,788
Accounts receivable	1,072,615	801,698
Prepaids and other current assets	36,172	101,315
Total current assets	10,093,945	2,308,801

Equipment, software and furniture, net	125,839	97,005
Total assets	$10,219,784	$2,405,806

	December 31
	2005	2004

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,319,754	$1,167,259
Accrued salaries and related costs	205,076	187,029
Accrued interest	151,500	96,068
Current portion of notes payable	77,500	307,668
Convertible notes payable	-	1,425,000
Discount on convertible notes payable	-	(743,715)
Total current liabilities	2,753,830	2,439,309

Long-term liabilities:
Notes payable, less current portion	-	53,693
Convertible notes payable	8,000,000	-
Discount on convertible notes payable	(7,415,960)	-
Total liabilities	3,337,870	2,493,002

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 10,000 shares designated, 2,407 shares issued and outstanding at December 31, 2005 and 2004 (liquidation preference of $2,663,747 as of December 31, 2005)	2,407,295	2,407,295
Common stock, $.001 par value, 185,000,000 shares authorized; 13,523,554 and 12,105,257 issued and 13,519,704 and 12,101,407 outstanding at December 31, 2005 and 2004, respectively	13,520	12,101
Additional paid-in capital	65,369,259	52,485,043
Deferred compensation	(85,578)	(90,363)
Accumulated deficit	(60,594,963)	(54,673,653)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity (deficit)	6,881,914	(87,196)
Total liabilities and stockholders’ equity (deficit)	$10,219,784	$2,405,806

See accompanying notes.

Oasys Mobile, Inc.

Statements of Operations

	Year ended December 31
	2005	2004	2003
Revenues:
Wireless applications and contracts	$7,782,241	$5,118,551	$1,395,296
Wireless license fees	12,700	9,000	249,951
Contracts and license fees	-	43,889	54,027
Total revenues	7,794,941	5,171,440	1,699,274
Cost of revenues:
Wireless applications and contracts	3,893,776	2,596,823	1,064,643
Contracts and license fees	-	7,237	9,596
Total cost of revenues	3,893,776	2,604,060	1,074,239
Gross profit	3,901,165	2,567,380	625,035

Operating expenses:
General and administrative	3,175,819	2,694,571	4,204,029
Research and development	3,168,620	1,822,023	1,056,770
Sales and marketing	1,846,608	712,869	393,007
Non-cash compensation	39,221	79,521	185,255
Non-cash consulting	20,823	141,708	119,630
Non-cash settlements	58,750	(126,373)	(1,525,698)
Total operating expenses	8,309,841	5,324,319	4,432,993
Loss from operations	(4,408,676)	(2,756,939)	(3,807,958)
Interest income (expense), net	(77,262)	(62,519)	(69,343)
Amortization of discount on debt and beneficial conversion feature	(1,435,372)	(1,053,349)	-
Net loss	$(5,921,310)	$(3,872,807)	$(3,877,301)

Net loss applicable to common stockholders:
Net loss	$(5,921,310)	$(3,872,807)	$(3,877,301)
Accretion of beneficial conversion feature on preferred stock	-	(293,444)	(3,286,251)
Preferred stock dividends	(192,552)	(175,035)	(171,265)
Net loss applicable to common stockholders	$(6,113,862)	$(4,341,286)	$(7,334,817)
Per share amounts (basic and diluted)	$(0.46)	$(0.49)	$(1.19)

Weighted average shares of common stock outstanding	13,317,440	8,865,807	6,149,125

See accompanying notes.

Oasys Mobile, Inc.

Statements of Stockholders’ Equity (Deficit)

Convertible Preferred Stock
	Series A		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2002	2,328	$2,328,312	-	$-	-	$-	-	$-
Common stock and warrants issued for cash	-	-	-	-	-	-	-	-
Series C, D and E preferred stock issued for cash	-	-	1,310	1,310,000	4,000	4,000,000	200	200,000
Stock issuance costs	-	-	-	-	-	-	-	-
Beneficial conversion feature related to issuance of Series C, D and E preferred stock	-	-	-	(659,010)	-	(2,780,144)	-	(140,541)
Accretion of beneficial conversion feature of Series C, D and E preferred stock	-	-	-	365,566	-	2,780,144	-	140,541
Warrants issued with Series C, D and E preferred stock	-	-	-	(650,990)	-	(1,219,856)	-	(59,459)
Common stock, options and warrants issued for services	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Common stock and warrants issued in settlement of vendor liabilities	-	-	-	-	-	-	-	-
Common stock issued in non-cash settlements	-	-	-	-	-	-	-	-
Deferred compensation related to issuance of stock options	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Conversion of Series A, D and E preferred stock	(250)	(250,000)	-	-	(1,100)	(764,540)	(30)	(21,081)
Exercise of warrants	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance at December 31, 2003	2,078	2,078,312	1,310	365,566	2,900	2,015,604	170	119,460
Accretion of beneficial conversion feature of Series C preferred stock	-	-	-	293,444	-	-	-	-
Issuance of common stock in conjunction with issuance of convertible debt	-	-	-	-	-	-	-	-
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	-	-
Common stock, options and warrants issued for services	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	-	-	-	-
Common stock issued for accrued payroll	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Deferred compensation related to issuance of stock options	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Conversion of Series C, D and E preferred stock	-	-	(1,310)	(659,010)	(2,900)	(2,015,604)	(170)	(119,460)
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	329	328,983	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-
Warrants issued with convertible debt	-	-	-	-	-	-	-	-
Conversion of convertible debt	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance at December 31, 2004	2,407	2,407,295	-	-	-	-	-	-

Oasys Mobile, Inc.

Statements of Stockholders’ Equity (Deficit)
(continued)

Convertible Preferred Stock
	Series A		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Warrants issued with convertible debt	-	-	-	-	-	-	-	-
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	-	-
Common stock, options and warrants issued for services	-	-	-	-	-	-	-	-
Common stock issued in settlement of note payable	-	-	-	-	-	-	-	-
Deferred compensation related to issuance of stock options	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance at December 31, 2005	2,407	$2,407,295	-	$-	-	$-	-	$-

Oasys Mobile, Inc.

Statements of Stockholders’ Equity (Deficit)
(continued)

			Additional				Total
	Common Stock		Paid-In	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2002	5,491,930	$5,492	$36,718,638	$(227,132)	$(43,061,745)	$(227,619)	$(4,464,054)
Common stock and warrants issued for cash	270,416	270	1,337,312	-	-	-	1,337,582
Series C, D and E preferred stock issued for cash	-	-	-	-	-	-	5,510,000
Stock issuance costs	-	-	(184,515)	-	-	-	(184,515)
Beneficial conversion feature related to issuance of Series C, D and E preferred stock	-	-	3,579,695	-	-	-	-
Accretion of beneficial conversion feature of Series C, D and E preferred stock	-	-	-	-	(3,286,251)	-	-
Warrants issued with Series C, D and E preferred stock	-	-	1,930,305	-	-	-	-
Common stock, options and warrants issued for services	21,926	22	112,434	-	-	-	112,456
Preferred stock dividends	-	-	-	-	(171,265)	-	(171,265)
Common stock and warrants issued in settlement of vendor liabilities	90,694	91	391,597	-	-	-	391,688
Common stock issued in non-cash settlements	146,173	146	517,358	-	-	-	517,504
Deferred compensation related to issuance of stock options	-	-	11,550	(11,550)	-	-	-
Amortization of deferred compensation	-	-	-	185,255	-	-	185,255
Conversion of Series A, D and E preferred stock	566,756	567	1,035,054	-	-	-	-
Exercise of warrants	349,125	349	928,326	-	-	-	928,675
Net loss for the period	-	-	-	-	(3,877,301)	-	(3,877,301)

Balance at December 31, 2003	6,937,020	6,937	46,377,754	(53,427)	(50,396,562)	(227,619)	286,025
Accretion of beneficial conversion feature of Series C preferred stock	-	-	-	-	(293,444)	-	-
Issuance of common stock in conjunction with issuance of convertible debt	1,428,600	1,429	498,571	-	-	-	500,000
Beneficial conversion feature related to issuance of convertible debt	-	-	500,000	-	-	-	500,000
Common stock, options and warrants issued for services	30,000	30	195,678	-	-	-	195,708
Common stock issued for cash	43,104	43	20,043	-	-	-	20,086
Common stock issued for accrued payroll	64,748	64	84,108	-	-	-	84,172
Preferred stock dividends	-	-	-	-	(110,840)	-	(110,840)
Deferred compensation related to issuance of stock options	-	-	116,457	(116,457)	-	-	-
Amortization of deferred compensation	-	-	-	79,521	-	-	79,521
Conversion of Series C, D and E preferred stock	2,059,000	2,059	2,792,015	-	-	-	-
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	-	-	-	-	-	-	328,983
Exercise of warrants	86,207	86	40,431	-	-	-	40,517
Exercise of options	24,128	24	64,351	-	-	-	64,375
Warrants issued with convertible debt	-	-	797,064	-	-	-	797,064
Conversion of convertible debt	1,428,600	1,429	998,571	-	-	-	1,000,000
Net loss for the period	-	-	-	-	(3,872,807)	-	(3,872,807)

Balance at December 31, 2004	12,101,407	12,101	52,485,043	(90,363)	(54,673,653)	(227,619)	(87,196)

See accompanying notes.

Oasys Mobile, Inc.

Statements of Stockholders’ Equity (Deficit)
(continued)

			Additional				Total
	Common Stock		Paid-In	Deferred	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Stock	Equity (Deficit)

Warrants issued with convertible debt	-	-	3,799,711	-	-	-	3,799,711
Beneficial conversion feature related to issuance of convertible debt	-	-	4,307,906	-	-	-	4,307,906
Common stock, options and warrants issued for services	46,668	47	166,615	-	-	-	166,662
Common stock issued in settlement of note payable	47,673	48	243,084	-	-	-	243,132
Deferred compensation related to issuance of stock options	-	-	34,436	(34,436)	-	-	-
Amortization of deferred compensation	-	-	-	39,221	-	-	39,221
Exercise of warrants	1,264,296	1,264	4,112,865	-	-	-	4,114,129
Exercise of options	59,660	60	219,599	-	-	-	219,659
Net loss for the period	-	-	-	-	(5,921,310)	-	(5,921,310)

Balance at December 31, 2005	13,519,704	$13,520	$65,369,259	$(85,578)	$(60,594,963)	$(227,619)	$6,881,914

Oasys Mobile, Inc.

Statements of Cash Flows

	Year ended December 31
	2005	2004	2003
Operating activities
Net loss	$(5,921,310)	$(3,872,807)	$(3,877,301)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,356	144,564	259,025
Non-cash compensation	39,221	79,521	185,255
Common stock, options and warrants issued for services	166,662	195,708	112,456
Amortization of discount on debt and beneficial conversion feature	1,435,372	1,053,349	-
Allowance for doubtful accounts	5,000	-	-
Non-cash settlements	58,750	(126,373)	(1,525,698)
Loss on disposal of fixed assets	-	-	40,760
Changes in operating assets and liabilities:
Accounts receivable	(275,917)	(321,204)	(406,233)
Prepaid and other assets	65,143	(85,515)	88,390
Accounts payable and other accrued expenses	1,207,927	(20,052)	33,696
Accrued salaries and related costs	18,047	(192,394)	(124,665)
Deferred revenue	-	-	(7,285)
Net cash used in operating activities	(3,153,749)	(3,145,203)	(5,221,600)

Investing activities
Purchases of equipment and furniture	(76,190)	(45,570)	(11,721)
Proceeds from sale of equipment and furniture	-	-	12,670
Net cash (used in) provided by investing activities	(76,190)	(45,570)	949

Financing activities
Proceeds from exercise of stock options and warrants	4,333,788	104,892	928,675
Net proceeds from sale of common stock and warrants	-	20,086	1,337,582
Proceeds from issuance of convertible preferred stock	-	-	5,510,000
Stock issuance costs	-	-	(184,515)
Proceeds from issuance of convertible debt	8,215,000	2,425,000	-
Principal payments on convertible debt	(1,640,000)	-	-
Principal payments on capital lease obligations	-	(17,296)	(60,394)
Principal payments on notes payable and short-term borrowings	(99,479)	(124,766)	(148,042)
Net cash provided by financing activities	10,809,309	2,407,916	7,383,306
Net increase (decrease) in cash	7,579,370	(782,857)	2,162,655
Cash at beginning of year	1,405,788	2,188,645	25,990
Cash at end of year	$8,985,158	$1,405,788	$2,188,645

Supplemental disclosures of cash flow information
Cash paid for interest	$47,527	$49,262	$34,535

See accompanying notes.

Oasys Mobile, Inc.

Notes to Financial Statements

December 31, 2005

1. Business, Organization and Basis of Presentation

Business

Oasys Mobile, Inc. ("Oasys Mobile” or the "Company") is engaged primarily in the development of applications that optimize the consumer wireless experience. The core of the Company's business plan is to focus on the emerging wireless market and partner with leading content brands to bring branded products to mobile phones. Our content brands include America Online, Fujifilm, Mattel, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, The Grateful Dead and others.

Oasys Mobile has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks. We currently offer products in various categories, including games, messaging, personalization and entertainment. The Company's technology, which provides the foundation for its current products, is designed to address the usability constraints of the existing wireless network infrastructure. This technology will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user.

Oasys Mobile builds end-user applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP). We distribute our applications through major wireless carriers who make our products available to their customers. Oasys Mobile currently has relationships with carriers that account for 97% of all U.S. wireless subscribers. We also have relationships with international carriers covering Canada, Latin America, Australia, Israel, the U.K and China.

We have completed the development and deployment of more than thirty (30) wireless applications on a total of forty-eight (48) wireless carriers and distribution partners. Some of our United States based wireless carriers include Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

1. Business, Organization and Basis of Presentation (continued)

On February 27, 2002, the Company officially changed its legal name from High Speed Net Solutions, Inc. to Summus, Inc. (USA). On March 11, 2005, Summus, Inc. (USA) was reincorporated into the State of Delaware as Summus, Inc. On January 31, 2006, the Company officially changed its legal name from Summus, Inc. to Oasys Mobile, Inc. Therefore, the financial statements presented herein and labeled as the financial statements of Oasys Mobile, Inc. represent the historical financial statements of Summus, Inc. and also referred to herein as “the Company.” References herein to “High Speed” refer to High Speed Net Solutions, Inc. prior to the February 16, 2001 recapitalization transaction.

Future Operations

As shown in the financial statements for the year ended December 31, 2005, the Company incurred a net loss of $5,921,310 and experienced negative cash flows from operations. The Company’s operations are dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line. Management expects to be able to attract additional capital, if necessary, to expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

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

Oasys Mobile, Inc.

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

There were no costs related to the wireless license fee revenue generated during the years ended December 31, 2005, 2004 and 2003 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments that are exposed to a concentration of credit risk consist primarily of its trade accounts receivable, which are unsecured. Collateral is generally not required. Management provides an estimated allowance for doubtful accounts based on its assessment of the likelihood of future collections. The Company recorded an allowance for doubtful accounts of $5,000 as of December 31, 2005. There was no allowance for doubtful accounts recorded as of December 31, 2004. The carrying amount of cash, accounts receivable, accounts payable and debt approximate fair value for these financial instruments because of the short maturities of the instruments.

Significant Concentrations

For the year ended December 31, 2005, one customer, Verizon Wireless, accounted for 45% and 18% of the Company’s revenues and accounts receivable, respectively. This same customer accounted for 52% and 32% of the Company’s revenues and accounts receivable for the year ended December 31, 2004. Should this wireless carrier discontinue the deployment of the Company’s applications, the Company’s business would be adversely affected. In addition, a second customer, QPass, accounted for 24% of the Company’s accounts receivable as of December 31, 2005. A different customer, Fuji Photo Film U.S.A., accounted for 12% of the Company’s accounts receivable as of December 31, 2004. There were no other customers with revenues or accounts receivable in excess of 10 percent of the respective balances.

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

During 2005 and 2004, the period between achieving technological feasibility and the general availability of the software coincided, therefore no software development costs were capitalized.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $872,098, $336,299 and $34,485, respectively.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109,“Accounting for Income Taxes.” Under SFAS 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company has stock-based compensation plans for employees, consultants and directors, which are described more fully in Note 12. The Company accounts for those plans under the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For options granted under those plans with an exercise price equal to the market value of the stock on the date of grant, no compensation cost is recognized in net operations as reported in the statement of operations. Compensation cost is recognized in net earnings/loss for awards granted under those plans with an exercise price less than the market value of the underlying common stock on the date of grant. Such costs are recognized ratably over the vesting period. The Company recorded non-cash compensation related to the issuance of fully-vested stock options with exercise prices below the fair market value of the underlying stock plus the amortization of deferred compensation arising from stock option issuances subject to vesting totaling $39,221, $79,521 and $185,255 in 2005, 2004 and 2003, respectively.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. In accordance with SFAS 123, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2005, 2004 and 2003: dividend yield of 0%; volatility ranging from 1.218 to 1.379; risk-free interest rate ranging from 2.75% to 4.89%, and expected option lives of 5 years for employees and consultants and 10 years for Board members. Forfeitures are accounted for as they occur. The weighted average grant-date fair value of options granted during 2005, 2004 and 2003 was $2.84, $1.48 and $3.00 per option, respectively.

	Year ended December 31

	2005	2004	2003

Net loss applicable to common stockholders	$(6,113,862)	$(4,341,286)	$(7,334,817)
Non-cash compensation charges included in net loss applicable to common stockholders	39,221	79,521	185,255
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(775,125)	(1,185,769)	(2,310,252)

Adjusted net loss applicable to common Stockholders	$(6,849,766)	$(5,447,534)	$(9,459,814)

Basic and diluted loss per share:
Reported net loss applicable to common Stockholders	$(0.46)	$(0.49)	$(1.19)
Non-cash compensation charges included in net loss applicable to common stockholders	0.01	0.01	0.03
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(0.06)	(0.13)	(0.38)

Adjusted net loss applicable to common Stockholders	$(0.51)	$(0.61)	$(1.54)

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” EITF 96-18 requires that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s stock until the options are vested. Non-cash consulting expense related to such stock based compensation for the years ended December 31, 2005, 2004 and 2003 was $20,823, $141,708 and $119,630, respectively.

Net Loss Per Share

Loss per share has been calculated in accordance with SFAS No. 128,“Earnings Per Share.” Basic loss per share was computed by dividing the net loss for each period presented by the weighted average number of shares of common stock outstanding for such period, as adjusted for the recapitalization. Although the Company has potential common stock equivalents related to its outstanding stock options, warrants, preferred stock and convertible debt, these potential common stock equivalents were not included in diluted loss per share for each period presented because the effect would have been antidilutive.

Common stock equivalents not included in diluted loss per share in 2005 consist of 1,836,215 outstanding stock options, 7,967,002 outstanding warrants, 18,706 Series A preferred shares and related dividends, as converted, and 4,000,000 convertible debt shares, as converted.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123(R), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the beginning of the first interim or annual period beginning after June 15, 2005. In April 2005, the SEC delayed implementation of SFAS No. 123(R) until the next fiscal year beginning after June 15, 2005. Under SFAS No. 123(R), pro forma disclosure will no longer be an alternative method for reporting stock-based compensation. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either (a) all prior periods presented or (b) prior interim periods of the year of adoption for all amounts previously presented in pro forma disclosures under SFAS No. 123.

The Company currently intends to use the modified prospective method and the Black-Scholes model for estimating the fair value of share-based payments. The adoption of the SFAS No. 123(R) fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on financial position. The SFAS No. 123 disclosure of pro forma net income (loss) and earnings (loss) per share in Note 2 to the Company’s financial statements is not necessarily indicative of the impact on the Company’s results of operations for share-based payments under SFAS No. 123(R). The impact of adoption of SFAS No. 123(R) will depend on the number of options granted, the value of the option awards and other factors.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20, “Accounting Changes”, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective beginning on January 1, 2006. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company’s financial statements.

3. Equipment, Software and Furniture

Equipment, software and furniture consists of the following at December 31:

	2005	2004

Computer equipment financed by capital leases	$634,529	$634,529
Computer software and equipment	490,812	414,622
Furniture and fixtures	160,403	160,403
	1,285,744	1,209,554
Less accumulated depreciation and amortization	(1,159,905)	(1,112,549)
	$125,839	$97,005

Depreciation and amortization expense totaled $47,356, $144,564 and $259,025 for the years ended December 31, 2005, 2004 and 2003, respectively.

4. Leases

The Company leases equipment and office space under operating lease agreements. Rental expense amounted to approximately $278,000, $249,000 and $259,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum future lease payments under noncancellable operating leases at December 31, 2005 are as follows:

2006	$205,398
2007	4,716
2008	4,716
2009	1,965
Total minimum lease payments	$216,795

Oasys Mobile, Inc.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2005	2004

Accrued expenses and other revenue	$43,000	$10,000
Net operating losses	14,983,000	12,610,000
Start-up costs	893,000	1,660,000
Other	435,000	160,000
Stock based compensation	219,000	190,000
Total deferred tax assets	16,573,000	14,630,000
Valuation allowance	(16,573,000)	(14,630,000)
Net deferred taxes	$-	$-

Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2005, 2004 and 2003 and the amount computed by applying the statutory federal income tax rate to losses before incomes taxes are as follows:

	December 31
	2005		2004		2003
Income tax benefit at statutory rate	$(2,072,000)	(35.0)%	$(1,360,000)	(35.0)%	$(1,350,000)	(35.0)%
State income taxes, net of federal benefit	(266,000)	(4.5)	(180,000)	(4.5)	(170,000)	(4.5)
Non-deductible expenses	667,000	11.3	480,000	12.4	1,000	0.1
Change in valuation allowance	1,943,000	32.8	1,230,000	31.7	1,500,000	38.8
Other	(272,000)	(4.6)	(170,000)	(4.6)	19,000	(0.6)
Income tax benefit	$-	-%	$-	-%	$-	-%

At December 31, 2005, the Company had federal and state net operating loss carryforwards of approximately $37.9 million for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2020 for federal tax purposes and in 2015 for state tax purposes. U. S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change. Additionally, the Company has federal research and development credits of approximately $433,000 which begin to expire in 2024.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

6. Related Party Transactions

During 2005, the Company issued stock options to purchase 25,000 shares of common stock to a consultant who became a director of the Company in December 2005. These options were valued at $53,250 using the Black-Scholes option-pricing model under the fair market value method of accounting. Of this amount, $4,438 was expensed in the year ended December 31, 2005. In addition, the Company paid $15,000 to this director for consulting fees during the year ended December 31, 2005.

During 2004, the Company issued fully-vested stock options to purchase 27,000 shares of common stock to two directors of the Company, working as consultants to the Company. These options were valued at $76,500 using the Black-Scholes option-pricing model under the fair value method of accounting.

7. Convertible Notes Payable

November 2005 Convertible Notes Payable

In November 2005, the Company entered into senior debt agreements with certain investors for $8,000,000 of financing in the form of notes payable (the "Senior Secured Debentures"). The Senior Secured Debentures bear interest at 6% and mature on June 30, 2007 (“Maturity Date”). The Senior Secured Debentures are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $2.00 per share. The Senior Secured Debentures are also subject to automatic conversion if the Company meets certain revenue or trading stock price milestones. The Senior Secured Debentures are secured by all of the assets of the Company.

At the closing of the Senior Secured Debentures, the investors received certain A Warrants, B Warrants and C-1 Warrants. The A Warrants provide the right to purchase an aggregate of 2,000,000 units at an exercise price of $2.00 per unit, each unit consisting of one share of the Company’s common stock and a warrant to purchase 4/10 of a share of the Company’s common stock (the “C-2 Warrant”). The A Warrants are exercisable at any time until June 29, 2006. The B Warrants are exercisable at any time for a period of two years from the date of issuance for 1,355,392 shares of the Company’s common stock and have an exercise price of $2.71 per share. The C-1 Warrants are exercisable at any time for a period of 5 years from the date of issuance for an additional 1,355,392 shares of the Company’s common stock and have an exercise price of $3.54 per share. The C-2 Warrant has substantially the same terms and conditions as the C-1 Warrant.

The Company allocated the $8,000,000 of proceeds received in connection with the financing between the Senior Secured Debentures and the warrants on a relative fair value basis. Accordingly, the Company allocated $4,307,906 to the Senior Secured Debentures and $3,692,094 to the warrants issued. Since the Senior Secured Debentures were issued at a discount to the principal balance, the effective conversion price of the Senior Secured Debentures was less than the fair value of the Company's common stock on the date of issuance. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," a beneficial conversion feature of $4,307,906 was recorded as a discount to the debt and a corresponding credit to additional paid-in capital on the date of issuance.

The discount on the debt is being amortized to interest expense over the term of the Senior Secured Debentures beginning on the date of issuance. Amortization of the discount of the Senior Secured Debentures was $584,040 for the year ended December 31, 2005.

The principal balance of the Senior Secured Debentures is $8,000,000 as of December 31, 2005 and matures on June 30, 2007. The discount related to the Senior Secured Debentures is $7,415,960 as of December 31, 2005, and is shown as a contra-liability on the balance sheet.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

7. Convertible Notes Payable (continued)

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

December 2004 and January 2005 Convertible Notes Payable

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

In January 2005, the Company received an additional investment of $215,000 of Senior Notes, on the same terms as those sold by the Company in the December 2004 Senior Notes Financing. The holder was granted warrants to purchase a total of 42,157 shares of the Company’s common stock on the same terms as the warrants issued in the December 2004 Senior Notes Financing.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

7. Convertible Notes Payable (continued)

Due to the financing received by the Company in February and March 2005, the maturity of the 12% Senior Notes accelerated from the original maturity date of May 15, 2005. The Company repaid the principal balance of $1,640,000 of the Senior Notes, plus interest at the rate of 12% per annum. Since the Senior Notes were paid off in accordance with their terms, they have no rights of conversion into the Company’s common stock.

The Company allocated the $1,640,000 of proceeds received in connection with the financing in December 2004 and January 2005 between the Senior Notes and the warrants on a relative fair value basis. Accordingly, the Company allocated $735,319 to the Senior Notes and $904,681 to the warrants issued. Since the Senior Notes were issued at a discount to the principal balance, which is the basis for the optional conversion, the effective conversion price of the Senior Notes was less than the fair value of the Company's common stock on the date of issuance. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," a beneficial conversion feature of $735,319 was measured at the date of issuance and would have been recognized and recorded as a discount on debt and a corresponding credit to additional paid-in capital if the Senior Notes had not been repaid prior to or on the Maturity Date.

The discount on the debt of $904,681 related to the warrants was being amortized to interest expense over the term of the Senior Notes beginning on the date of issuance. Amortization of the discount of the Senior Notes was $851,332 and $53,349 for the years ended December 31, 2005 and 2004, respectively. The discount was fully amortized in 2005.

8. Notes Payable

On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended for an adjustment in the payment terms, whereby the Company issued 23,500 shares of common stock with registration rights to repay $87,500 of the outstanding balance. The remaining balance was scheduled to be repaid in 6 equal installments commencing July 19, 2003; however, no payments have been made on this balance subsequent to July 19, 2003 due to dispute over performance, and therefore the agreement is in default. The outstanding principal balance of this note as of December 31, 2005 and 2004 is $77,500.

On May 23, 2003, the Company executed a settlement agreement with Holland & Knight LLP (“H&K”). The terms of the H&K agreement are more fully described in Note 14 below. Under the terms of the H&K agreement, the Company entered into a note payable agreement whereby it agreed to make payments totaling $325,000, consisting of monthly payments of $9,028 over a three year period commencing on June 1, 2003. Since the H&K agreement did not provide for an interest rate component pertaining to this payment plan, a rate of 20% per annum was used to present value the note, resulting in a net present value of $242,926. On January 31, 2005, the Company entered into a modified settlement agreement with H&K. The remaining amount of the recorded liability due to H&K of $184,382 was satisfied through the issuance to H&K of 47,673 shares of the Company’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of the Company’s common stock on the date of the settlement agreement. The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $184,382, totaling $58,750, was recorded as settlement loss. H&K has contractually agreed to sell no more than 1,800 shares in any one (1) business day.

On September 3, 2003, the Company negotiated a revised settlement agreement with Analysts International Corporation (“AIC”), a former service provider. The terms of the revised AIC settlement agreement are more fully described in Note 14 below. Under the terms of the revised AIC settlement agreement, the Company agreed to pay a monthly payment of $7,500 until the total indebtedness, including interest at 8%, is paid in full. This note was fully paid in 2005. As of December 31, 2005, the Company has accrued interest of $94,167 recorded on the balance sheet related to this note.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

8. Notes Payable (continued)

On September 30, 2003, the Company executed a settlement agreement with Raytheon Company (“Raytheon”), regarding a note payable agreement that had previously been in default and had accrued interest at a rate of 18% per annum. The terms of the Raytheon agreement are more fully described in Note 14 below. Under the terms of the Raytheon agreement, the Company entered into a note payable agreement whereby it agreed to make payments totaling $87,516, consisting of an initial payment of $10,000; six (6) equal monthly installments of $3,000; fourteen (14) monthly installments of $4,000; and one final installment of $3,516. Since the Raytheon agreement did not provide for an interest rate component pertaining to this payment plan, a rate of 20% per annum was used to present value the note, resulting in a net present value of $74,305. This note was fully paid in 2005.

9. Profit Sharing Plan

The Company has established a 401(k) retirement plan for the benefit of employees who have attained the age of 21 years. The Company’s matching contribution to the plan is discretionary and is not limited to profits. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $-0-, $-0- and $28,706 to the plan, respectively.

10. Common Stock and Warrants

2005 Transactions

In 2005, the Company issued 46,668 shares of restricted common stock pursuant to a marketing agreement valued at $145,838.

Duing 2005, the Company issued to a consultant 7,475 warrants to purchase common stock.  The warrants were valued at $20,824 using the Black-Scholes option-pricing model.

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

In May 2004, the Company issued 30,000 shares of restricted common stock pursuant to a marketing agreement valued at $54,000.

In June 2004, the Company issued 64,748 shares of common stock to employees in lieu of accrued payroll of $84,172.

From October 2004 to November 2004, the Company issued 86,207 shares of common stock upon the exercise of warrants, held by an investor unaffiliated with the Company, for aggregate proceeds of $40,517.

During 2004, the Company issued to consultants 16,223 warrants to purchase common stock. The warrants were valued at $29,591 using the Black-Scholes option-pricing model.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

10. Common Stock and Warrants (continued)

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

During 2003, the Company issued to consultants 21,926 shares of common stock and 1,794 warrants for services provided to the Company for an aggregate value of $112,456. The shares of common stock were valued at $78,629 based on the negotiated terms of each contract and the warrants were valued at $3,939 using the Black-Scholes option-pricing model.

During 2003, the Company issued 90,694 shares of its common stock valued at $308,355 to entities as payment on outstanding vendor balances.

During 2003, the Company issued 146,173 shares of its common stock valued at $517,504 to entities as settlement of outstanding obligations. During 2003, Oasys Mobile issued 33,334 warrants to Donald T. Locke, working as a consultant acting in the capacity of the general counsel to Oasys Mobile, as payment for $200,000 of fees owed to Mr. Locke. The warrants have an exercise price of $6.00 per share and a contractual life of 5 years. The warrants were valued at $83,333 using the Black-Scholes option-pricing model. The settlement gain resulting from this transaction was $116,667 and was recorded in non-cash settlements for the year ended December 31, 2003. The settlements are more fully described in Note 14 below.

The Company has reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Conversion of convertible debt	4,000,000
Series A convertible preferred stock and related dividends	18,706
Outstanding common stock warrants	7,967,002
Outstanding stock options	1,836,215
Possible future issuance under stock option plans	1,000,479
Total	14,822,402

A summary of the Company’s outstanding warrants as of December 31, 2005 is as follows:

Range of Exercise Prices	Warrants Outstanding
$0.01 - 2.50	2,014,692
2.51 - 5.00	3,385,155
5.01 - 10.00	769,202
10.01 - 20.00	817,645
20.01 - 30.00	637,693
30.01 - 40.00	226,164
Over 40.00	116,451
7,967,002

The warrants can be exercised at any time until their expiration dates, which are between January 2, 2006 and December 30, 2010.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

11. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of December 31, 2005 and 2004. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. The Company issued 329 shares of Series A preferred stock during 2004 as payment for declared dividends. Cumulative unpaid dividends at December 31, 2005 were $256,452.

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

•
shares of the Series C preferred stock shall rank on a parity with Oasys Mobile’s Series A, Series D and Series E convertible preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Oasys Mobile;

•
a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series C preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Oasys Mobile; and

•
the right to convert each share of Series C preferred stock into shares of our common stock at any time, at the option of the Series C preferred stockholder, after nine (9) months from the date of its issuance. Each share of Series C preferred stock shall be convertible into 400 fully paid and nonassessable shares of the Company’s common stock.

Oasys Mobile, Inc.

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

•
shares of the Series D preferred stock shall rank on a parity with Oasys Mobile’s Series A, Series C and Series E preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Oasys Mobile;

•
a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series D preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Oasys Mobile; and

•
the right to convert each share of Series D preferred stock into shares of our common stock at any time, at the option of the Series D preferred stockholder. Each share of Series D preferred stock shall be convertible into 500 fully paid and nonassessable shares of the Company’s common stock.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

11. Preferred Stock (continued)

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

•
shares of the Series E preferred stock shall rank on a parity with Oasys Mobile’s Series A, Series C and Series D preferred stock as to liquidation preference upon dissolution, liquidation or the winding up of Oasys Mobile;

•
a liquidation preference, subject to adjustment for any combinations, consolidations, stock distributions or stock dividends with respect to the Series E preferred stock, of $1,000 per share payable in the event of any liquidation, dissolution or winding up of Oasys Mobile; and

•
the right to convert each share of Series E preferred stock into shares of our common stock at any time, at the option of the Series E preferred stockholder. Each share of Series E preferred stock shall be convertible into 500 fully paid and nonassessable shares of the Company’s common stock.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

12. Stock Options

During 2000, the Company established a stock option plan to provide for the issuance of stock options to employees and directors. The Plan provides for the issuance of stock options to employees, directors, advisors and consultants of the Company. Options granted generally have a ten-year term and vest over three years from the date of grant. Certain of the stock options granted under the Plan have been granted pursuant to various stock option agreements. Each stock option agreement contains specific terms. On May 23, 2005, the Board of Directors authorized an increase in the number of options available for grant under the Plan to 3,000,000.

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

Commencing August 15, 2002 and ending in February 2004, the Company adopted an alternative compensation arrangement for its executives. Under the terms of the new arrangement, electing executives could receive a portion of their annual cash compensation in the form of fully vested stock options. The stock options had an exercise price equal to the fair market value of the Company’s common stock based on the closing prices of the common stock at the end of each respective payroll period. The amount of compensation to be received in stock options (the “target compensation”) was determined by the participating executive based on increments of 5% commencing with a minimum level of 15% of the participant’s annual compensation. The number of shares underlying each option was determined by dividing the dollar value of the target compensation by the closing price at the end of each respective payroll period. Beginning on August 15, 2002, five executives elected to participate in this alternative payment plan at reduced salary levels ranging between 25% and 35% of the participant’s annual compensation. During the years ended December 31, 2004 and 2003, the Company issued 10,315 and 49,061, respectively, fully vested stock options with exercise prices ranging between $1.60 and $5.10 per share under this plan.

The Company has entered into various consulting agreements that provide for the issuance of options to purchase shares of the Company’s common stock primarily on a monthly basis as services are performed. These options vest on a monthly basis as they are earned and have exercise prices that equal the traded per share value of the underlying common stock on the date of grant. For the years ended December 31, 2005, 2004 and 2003, the Company issued -0-, 44,536 and 10,340 options, respectively, under these consulting agreements. These options were valued at $0, $112,117 and $29,888, respectively, using the Black-Scholes option-pricing model under the fair value method of accounting. The term of these agreements is generally twelve months, however the Company can immediately terminate them.

During 2005 and 2004, the Company also issued options to consultants that vest over varying periods. The measurement date for the calculation of compensation expense for these options is considered to be the date when all services have been rendered or the date that options are fully vested. Compensation expense is recognized up to the measurement date based on changes in the fair value of the Company’s common stock. During the years ended December 31, 2005 and 2004, the Company issued 25,000 and 9,000 options, respectively, under these agreements. The Company expensed $14,885 and $4,194 related to these options during the years ended December 31, 2005 and 2004, respectively.

During 2004, the Company issued options to management with exercise prices that were issued below the fair market value of the underlying stock. The Company issued 325,000 options under these agreements. The Company expensed $21,668 and $18,600 related to these options during the years ended December 31, 2005 and 2004, respectively.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

12. Stock Options (continued)

A summary of the Company’s stock option activity is as follows:
	Shares	Weighted Average Exercise Price
Outstanding - December 31, 2002	755,618	$22.90
Granted	131,553	3.40
Exercised	—	—
Forfeited	(116,208)	15.00
Outstanding - December 31, 2003	770,963	18.00
Granted	495,947	1.50
Exercised	(24,128)	2.70
Forfeited	(98,792)	18.60
Outstanding - December 31, 2004	1,143,990	11.16
Granted	915,622	3.26
Exercised	(59,660)	3.68
Forfeited	(163,737)	20.37
Outstanding - December 31, 2005	1,836,215	6.53

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 0.01- 2.50	582,434	8.73	$1.37
2.51 - 5.00	936,278	8.53	3.47
5.01- 10.00	35,849	5.45	6.30
10.01- 20.00	94,579	5.09	14.24
20.01- 30.00	95,140	4.66	22.59
30.01- 40.00	58,601	4.21	35.47
Over 40.00	33,334	3.47	64.61
	1,836,215	7.92	6.53

Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 0.01- 2.50	313,727	$1.44
2.51 - 5.00	438,824	3.67
5.01- 10.00	25,921	6.54
10.01- 20.00	94,579	14.24
20.01- 30.00	95,140	22.59
30.01- 40.00	58,601	35.47
Over 40.00	33,334	64.61
	1,060,126	9.39

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

12. Stock Options (continued)

During 2005 and 2004, the Company issued 59,660 and 24,128, respectively, shares of common stock upon the exercise of outstanding options, and received $219,659 and $64,375, respectively, in proceeds from the exercise of these stock options. There were no exercises of stock options in 2003.

13. Commitments and Contingencies

Dr. Bjorn Jawerth’s Employment Agreement

In 2001, the Company entered into a three-year employment agreement with Dr. Bjorn Jawerth, which expired on February 16, 2004, and was not renewed by the Board of Directors. His employment agreement provided for an initial base salary of $350,000, with annual increases of 10%.

The difference between the increased salary amounts of $385,000 and $423,500, respectively, in the second and third years of his employment agreement, and his original base salary of $350,000 was deferred and accrued by the Company, at Dr. Jawerth’s election, until the Board of Directors and Dr. Jawerth determine when and how these deferred and accrued amounts may be paid. Dr. Jawerth’s deferred salary amount of $81,106 is recorded as accrued salaries in the Company’s balance sheet as of December 31, 2005.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

14. Settlements of Contractual Disputes and Litigation

2003 Settlements

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

The Company and AIC entered into a settlement agreement and release, dated August 7, 2001, under which the Company agreed to pay the sum of $358,426, plus interest accruing at the rate of 8% per annum from March 31, 2000 (the “Indebtedness”) according to the following payment schedule: (i) $20,000 upon execution of the settlement agreement, (ii) $5,000 per month for a period of nine months, commencing one month after execution of the settlement agreement, and (iii) $10,000 per month thereafter until the balance of the Indebtedness is paid in full. We ceased making payments under this settlement agreement on November 15, 2002 due to liquidity constraints, and therefore, we were in default under the terms of the initial agreement. The Company received notification of its default from AIC on July 9, 2003, and the 3-day cure period to which the Company was entitled under the terms of the settlement agreement expired, which would allow AIC to file a consent judgment against the Company. While negotiating to amend the settlement agreement in August 2003, Oasys Mobile learned that AIC had filed the consent judgment on February 13, 2002, which Oasys Mobile believes was in breach of the original settlement agreement. In September 2003, the parties negotiated a revised settlement agreement pursuant to which (i) the consent judgment remains filed and of record, (ii) AIC will file with the court a credit to the judgment reflecting all payments made by the Company; (iii) the payment terms have been revised to require payment by the Company of $60,000 by September 5, 2003, which has been made, and $7,500 per month thereafter until the full amount of the indebtedness, including accrued interest is paid, and (iv) AIC agrees to refrain from executing on the consent judgment as long as the Company makes the payments required by the revised settlement terms as identified in this paragraph. In the event that the Company fails to make a scheduled payment as set forth in this revised settlement agreement, AIC may execute on the consent judgment and seek to satisfy the judgment from the assets of the Company in accordance with the laws of the state of North Carolina.

The AT&T CORP. Settlement

On June 7, 2002, AT&T filed a civil lawsuit in the United States District Court for the Eastern District of North Carolina against the Company. In this suit, AT&T claimed that it is entitled to payment in the amount of $238,783 for telephone calls and services rendered to the Company. In March 2003, the Company and AT&T settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to AT&T to $120,000 and this reduced amount be repaid over an 18 month period commencing in March 2003. The settlement gain resulting from this transaction was $118,783. These amounts were paid in full in 2004.

The Holland and Knight LLP Settlement

On February 27, 2003, Holland & Knight LLP (“H&K”) filed a civil lawsuit in the Superior Court for the District of Columbia against the Company. In this suit, H&K claimed that it was entitled to $867,268, plus interest, for services rendered to Oasys Mobile. Oasys Mobile and H&K entered into an agreement on May 23, 2003 settling this litigation, whereby both parties agreed to the following terms:

•	$217,268 of the total balance due was forgiven by H&K, resulting in a portion of the settlement gain of this transaction.

Oasys Mobile, Inc.

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

Oasys Mobile, Inc.

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

2004 Settlement

Bowne Settlement

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it was entitled payment in the amount of $276,373, plus accrued interest, for past services rendered to the Company.

In August 2004, the Company and Bowne settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to Bowne to $150,000. The parties also agreed that this amount would be paid by (i) an initial payment of $10,000, (ii) monthly installments of $6,000 per month from November 1, 2004 through September 1, 2006 and (iii) a final payment of $2,000 on October 1, 2006 by Oasys Mobile. The settlement gain resulting from this transaction was $126,373. The balance owed as of December 31, 2005, was $56,000, which is included in accounts payable.

2005 Settlement

Modified Holland & Knight LLP Settlement

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

The total non-cash settlement (losses) gains during the years ended December 31, 2005, 2004 and 2003 were ($58,750), $126,373 and $1,525,698, respectively.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

15. Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2005
Revenues	$1,990	$1,794	$2,058	$1,953
Cost of revenues	956	883	1,009	1,046
Gross profit	1,034	911	1,049	907
Net loss	(1,591)	(847)	(1,044)	(2,439)
Net loss per common share, basic and diluted	(0.13)	(0.07)	(0.08)	(0.18)
2004
Revenues	$788	$1,209	$1,501	$1,673
Cost of revenues	400	628	729	847
Gross profit	388	581	772	826
Net loss	(1,240)	(709)	(957)	(967)
Net loss per common share, basic and diluted	(0.20)	(0.10)	(0.10)	(0.09)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

OASYS MOBILE, INC.

By:	/s/ Gary E. Ban
Gary E. Ban Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gary E. Ban Gary E. Ban	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006
/s/ Donald T. Locke Donald T. Locke	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2006
/s/ Stephen M. Finn Stephen M. Finn	Director	March 30, 2006
/s/ Scott W. Hamilton Scott W. Hamilton	Director	March 30, 2006
/s/ J. Winder Hughes J. Winder Hughes	Director	March 30, 2006
/s/ Richard B. Ruben Richard B. Ruben	Director	March 30, 2006
/s/ Bernard Stolar Bernard Stolar	Director	March 30, 2006
/s/ James A. Taylor James A. Taylor	Director	March 30, 2006

Exhibit Index

Exhibit Number	Exhibit Description

3(I).1	Certificate of Incorporation of Oasys Mobile, Inc., a Delaware corporation

3(I).2	Certificate of Amendment of Certificate of Incorporation of Oasys Mobile, Inc.

3(II).1	Bylaws of Oasys Mobile, Inc., a Delaware corporation (Exhibit 3(II).1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.2*	Form of Subscription Agreement for private placement sales of our common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

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

4.8*	Form of Warrants issued in connection with the 12% Senior Notes (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated as of December 20, 2004)

4.9*	Form of Registration Rights Agreement in connection with 12% Senior Notes (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated as of December 20, 2004)

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

4.12*	Securities Purchase Agreement for our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed as of November 18, 2005) 2001)

4.13*	Form of 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed as of November 18, 2005)

4.14*	Form of A Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed as of November 18, 2005)

4.15*	Form of B Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed as of November 18, 2005)

4.16*	Form of C-1 Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed as of November 18, 2005)

4.17*	Form of C-2 Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K filed as of November 18, 2005)

4.18*	Form of D Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K filed as of November 18, 2005)

4.19*	Registration Rights Agreement in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K filed as of November 18, 2005)

4.20*	Security Agreement in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K filed as of November 18, 2005)

4.21*
Letter Agreement entered into with LAP Summus Holdings LLC for nomination of a Director in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K filed as of November 18, 2005)

10.1*
Asset Purchase Agreement, dated October 30, 2000, among Summus, Inc., Summus, Ltd., and the stockholders named therein (incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K dated February 16, 2001)

10.2*
Amendment Number 1 to Asset Purchase Agreement, dated as of December 30, 2000, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.02 to our Current Report on Form 8-K dated February 16, 2001)

10.3*
Amendment to Asset Purchase Agreement, dated as of January 30, 2001, among Summus, Inc., Summus, Ltd. and the stockholders named therein (incorporated by reference to Exhibit 10.03 to our Current Report on Form 8-K dated February 16, 2001)

10.4*
Agreement for Transfer of All Rights and Reservation of License in Software, dated September 4, 2000, between PlusStation, LLC, Niksa Radovic and Summus, Ltd. (incorporated by reference to Exhibit 10.9 to our Form 10 filed on July 5, 2001)

10.5*
Third Amended and Restated Summus 2000 Equity Compensation Plan, effective June 24, 2004 (incorporated by reference to Exhibit 10.10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 31, 2004)

10.6*	Executive Employment Agreement, dated as of June 29, 2005, between Summus and Gary E. Ban (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed as of June 29, 2005)

10.7*	Executive Employment Agreement, dated as of June 29, 2005, between Summus and Donald T. Locke (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed as of June 29, 2005)

10.8*	Executive Employment Agreement, dated as of June 29, 2005, between Summus and Andrew L . Fox (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed as of June 29, 2005)

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