Form 10-Q
period 2006-03-31
Oasys Mobile, Inc.
filed 2006-05-15
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of May 10, 2006 was 13,519,704.

 OASYS MOBILE, INC.

   FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

  TABLE OF CONTENTS

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2006
	and December 31, 2005	3

	Statements of Operations for the Three-Month
	Periods Ended March 31, 2006 and 2005	4

	Statement of Stockholders’ Equity for the
	Three-Month Period Ended March 31, 2006	5

	Statements of Cash Flows for the Three-Month
	Periods Ended March 31, 2006 and 2005	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market
	Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	32

Item 4.	Submissions of Matters to a Vote of Securities Holders	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OASYS MOBILE, INC. BALANCE SHEETS (UNAUDITED)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash	$6,393,089	$8,985,158
Accounts receivable	1,851,979	1,072,615
Prepaids and other current assets	155,508	36,172
Total current assets	8,400,576	10,093,945

Equipment, software and furniture, net	132,658	125,839
Total assets	$8,533,234	$10,219,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,333,020	$2,319,754
Accrued salaries and related costs	202,001	205,076
Accrued interest	276,417	151,500
Current portion of notes payable	77,500	77,500
Total current liabilities	2,888,938	2,753,830

Long-term liabilities:
Convertible notes payable	8,000,000	8,000,000
Discount on convertible notes payable	(6,193,549)	(7,415,960)
Total liabilities	4,695,389	3,337,870

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000 shares designated, 2,407 shares issued and outstanding at March 31, 2006 and December 31, 2005 (liquidation preference of $2,711,887 as of March 31, 2006)	2,407,295	2,407,295
Common stock, $.001 par value, 185,000,000 shares authorized; 13,523,554 issued and 13,519,704 outstanding at March 31, 2006 and December 31, 2005	13,520	13,520
Additional paid-in capital	65,600,097	65,369,259
Deferred compensation	-	(85,578)
Accumulated deficit	(63,955,448)	(60,594,963)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity	3,837,845	6,881,914
Total liabilities and stockholders’ equity	$8,533,234	$10,219,784

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	March 31, 2006	March 31, 2005
Revenues:
Wireless applications and contracts	$2,096,515	$1,986,347
Wireless license fees	20,650	3,700
Total revenues	2,117,165	1,990,047

Cost of revenues:
Wireless applications and contracts	1,110,790	956,187
Total cost of revenues	1,110,790	956,187
Gross profit	1,006,375	1,033,860

Operating expenses:
General and administrative	817,272	727,103
Research and development	817,878	644,576
Sales and marketing	1,150,560	283,299
Non-cash compensation	316,416	11,068
Non-cash consulting expense	-	5,202
Non-cash settlements	-	58,750
Total operating expenses	3,102,126	1,729,998
Loss from operations	(2,095,751)	(696,138)

Interest expense	(42,323)	(43,337)
Amortization of discount on debt and beneficial conversion feature	(1,222,411)	(851,332)
Net loss	$(3,360,485)	$(1,590,807)

Net loss applicable to common stockholders:
Net loss	$(3,360,485)	$(1,590,807)
Preferred stock dividends	(48,140)	(48,140)
Net loss applicable to common stockholders	$(3,408,625)	$(1,638,947)

Per share amounts (basic and diluted)	$(0.25)	$(0.13)

Weighted average shares of common stock outstanding	13,519,704	12,751,276

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock				Additional
	Series A		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2005	2,407	$ 2,407,295	13,519,704	$ 13,520	$ 65,369,259
Reversal of deferred compensation to additional paid-in capital	-	-	-	-	(85,578)
Stock-based compensation	-	-	-	-	316,416
Net loss for the period	-	-	-	-	-

Balance at March 31, 2006	2,407	$ 2,407,295	13,519,704	$ 13,520	$ 65,600,097

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2005	$(85,578)	$(60,594,963)	$(227,619)	$6,881,914
Reversal of deferred compensation to additional paid-in capital	85,578	-	-	-
Stock-based compensation	-	-	-	316,416
Net loss for the period	-	(3,360,485)	-	(3,360,485)

Balance at March 31, 2006	$-	$(63,955,448)	$(227,619)	$3,837,845

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Month Period Ended
	March 31, 2006	March 31, 2005
Operating activities
Net loss	$(3,360,485)	$(1,590,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,528	11,550
Stock-based compensation	316,416	11,068
Common stock options and warrants issued for services	—	5,202
Amortization of discount on debt and beneficial conversion feature	1,222,411	851,332
Non-cash settlements	—	58,750
Changes in operating assets and liabilities:
Accounts receivable	(779,364)	(202,848)
Prepaid and other assets	(119,336)	16,004
Accounts payable and other accrued expenses	138,183	199,033
Accrued salaries and related costs	(3,075)	(5,940)
Net cash used in operating activities	(2,572,722)	(646,656)

Investing activities
Purchases of equipment, software and furniture	(19,347)	(10,199)
Net cash used in investing activities	(19,347)	(10,199)

Financing activities
Proceeds from exercise of stock options and warrants	—	4,330,363
Proceeds from issuance of convertible debt	—	215,000
Payments of convertible debt	—	(1,640,000)
Principal payments on notes payable and short-term borrowings	—	(36,641)
Net cash provided by financing activities	—	2,868,722

Net (decrease) increase in cash	(2,592,069)	2,211,867
Cash at beginning of period	8,985,158	1,405,788
Cash at end of period	$6,393,089	$3,617,655

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$46,912

The accompanying notes constitute an integral part of these financial statements.

Oasys Mobile, Inc.

Notes to Financial Statements

1.    Business and Basis of Presentation

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

We have completed the development and deployment of more than thirty-three (33) wireless applications on a total of forty-eight (48) wireless carriers and distribution partners. Some of our United States based wireless carriers include Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

Future Operations

As shown in the financial statements for the three-month period ended March 31, 2006, the Company incurred a net loss of $3,360,485 and experienced negative cash flows from operations. The Company’s operations are dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line. Management expects to be able to attract additional capital, if necessary, to expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

1.     Business and Basis of Presentation (continued)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

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

Revenue Recognition and Related Costs

Wireless applications and contracts

Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded on a gross basis in accordance with EITF 99-19. The Company recognizes the cost of payments to the content providers as a cost of revenues. Wireless applications and contracts cost of revenues also includes all third-party hosting fees. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

There were no costs related to the wireless license fee revenue generated during the three-month periods ended March 31, 2006 and 2005, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Software Development Costs

Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No capitalized software development costs were incurred during the three-month periods ended March 31, 2006 and 2005.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, intrinsic value method. Accordingly, prior to January 1, 2006 we generally did not recognize compensation cost for employee stock options, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. Under this transition method, our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we have not restated our financial results for prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value option awards under SFAS No. 123(R). The Company currently has awards outstanding with only service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we intend to recognize compensation cost based on the graded-vesting method.

The adoption of SFAS No. 123(R) had a material impact on our results of operations. Our statement of operations for the three months ended March 31, 2006 included stock-based compensation expense of $316,416.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.23 years was approximately $2.1 million at March 31, 2006. Unrecognized stock-based compensation expense expected to be recognized over the period ending December 31, 2006 was approximately $848,000 at March 31, 2006.

2.     Summary of Significant Accounting Policies (continued)

Stock Plan

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended March 31, 2006 are shown in the following table:

Expected volatility	96.89%
Expected dividends	0%
Expected terms	5.77 Years for Employees and 10 Years for Directors
Risk-free interest rate	4.31 - 4.69%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately a five year period. The expected term for employees was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The expected term for directors was estimated based on historical experience and specific terms in the option agreements. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the three months ended March 31, 2006 was based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the time-based stock awards as of March 31, 2006, and changes during the three months ended March 31, 2006, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,836,215	$6.53
Granted	97,600	2.09
Forfeited or expired	4,800	3.22
Outstanding at March 31, 2006	1,929,015	$6.32	7.65	$171,092
Exercisable at March 31, 2006	1,183,342	$8.68	6.69	$77,172

2.    Summary of Significant Accounting Policies (continued)

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three months ended March 31, 2006 was equal to the market price of the underlying common stock on the grant date.

First Quarter Fiscal 2005

The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005, if we had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

Three-Month Period Ended
March 31, 2005
(Unaudited)

Net loss applicable to common stockholders	$(1,638,947)
Non-cash compensation charges included in net loss applicable to
common stockholders	11,068
Stock-based employee compensation cost that would have been
included in net loss applicable to common stockholders under the
fair value method	(126,493)

Adjusted net loss applicable to common stockholders	$(1,754,372)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.13)
Non-cash compensation charges included in net loss applicable to
common stockholders	0.00
Stock-based employee compensation cost that would have been
included in net loss applicable to common stockholders under the
fair value method	(0.01)

Adjusted net loss applicable to common stockholders	$(0.14)

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first quarter of fiscal 2005: dividend yield of 0%; volatility of 1.2936; risk-free interest rate ranging from 3.64% to 3.72%; and expected option lives of 5 years for employees and 10 years for Board members. The weighted-average fair value of options granted in the first quarter of fiscal 2005 was $4.80.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes ABP No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123(R) on January, 2006. SFAS No. 123(R) requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB 25 intrinsic value method and, therefore we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options as such options had an exercise price equal to the market price of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. We have not restated our financial results from prior periods as a result of our adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20, “Accounting Changes”, previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement was effective beginning on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial statements.

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

The discount on the debt is being amortized to interest expense over the term of the Senior Secured Debentures beginning on the date of issuance. Amortization of the discount of the Senior Secured Debentures was $1,222,411 for the three-month period ended March 31, 2006.

The principal balance of the Senior Secured Debentures is $8,000,000 as of March 31, 2006 and matures on June 30, 2007. The discount related to the Senior Secured Debentures is $6,193,549 as of March 31, 2006, and is shown as a contra-liability on the balance sheet.

3.    Convertible Notes Payable (continued)

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

The discount on the debt of $904,681 related to the warrants was being amortized to interest expense over the term of the Senior Notes beginning on the date of issuance. Amortization of the discount of the Senior Notes was $851,332 in the three-month period ended March 31, 2005. The discount was fully amortized in 2005.

4.    Common Stock and Warrants

As of March 31, 2006, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Conversion of convertible debt	4,000,000
Series A convertible preferred stock and related dividends	19,044
Outstanding common stock warrants	7,804,214
Outstanding stock options	1,929,015
Possible future issuance under stock option plans	907,679
Total	14,659,952

5.    Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of March 31, 2006. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. No dividends have been paid in 2005 or 2006. Cumulative unpaid dividends at March 31, 2006 were $304,887.

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

6.    Commitments and Contingencies

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

Overview

Oasys’ predecessor company, High Speed Net Solutions, Inc., was founded in 1984. Summus, Ltd. was merged into High Speed in February 2001 and High Speed changed its name in February 2002 to Summus, Inc. (USA). On March 11, 2005, Summus, Inc. (USA) was reincorporated into the State of Delaware as Summus, Inc. On January 30, 2006, we amended our Certificate of Incorporation to change our corporate name to Oasys Mobile, Inc.

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

Branded Mobile Applications

Oasys Mobile is a leading provider of premium mobile media content, products and services that are distributed through top-tier wireless carriers in the United States and abroad, as well as through our OasysMobile.com portal. We develop, publish and distribute more than 33 branded mobile applications in four major categories:

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

Oasys Mobile builds its consumer applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP). We currently distribute our branded applications primarily through major wireless carriers who make our products available to their customers on their distribution decks. Users typically purchase and download our applications through a wireless carrier's branded mobile data service accessed directly from their mobile handsets, which are enabled by technologies such as BREW, J2ME, Symbian and WAP. These wireless carrier services include, among others, Verizon Wireless' Get It Now, Cingular’s Media Mall, Sprint’s PCS Vision, Alltel’s Axcess,US Cellular’s Easy Edge and T-Mobile’s t-zones.

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

White Label Services

The new Oasys Mobile white label products and services leverage the same content and functionality as OasysMobile.com and gives wireless carriers and content providers access to alternate distribution channels which allows them to offer their mobile offerings outside of the wireless carriers’ distribution decks and reach more customers. For maximum impact, our web and WAP portals can be branded under a white-label partner’s brand, creating an outsourced mobile storefront or additional content source.

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

Results of Operations

Three-Month Period Ended March 31, 2006 Compared to Three-Month Period Ended March 31, 2005

Revenues

	Three Months Ended March 31
		% of Total		% of Total
	2006	Revenues	2005	Revenues	$ Change	% Change

Revenues by category:
Wireless applications
and contracts	$2,096,515	99.0%	$1,986,347	99.8%	$110,168	5.5%
Wireless license fees	20,650	1.0	3,700	0.2	16,950	458.1%
Total revenues	$2,117,165	100.0%	$1,990,047	100.0%	$127,118	6.4%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $110,168 to $2,096,515 in the three-month period ended March 31, 2006, up 5.5% from $1,986,347 in the three-month period ended March 31, 2005. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers. The Company recently released several products, including Mattel’s UNO® Challenge and Mobile Graffiti, which both have shown strong growth. Excluding non-recurring revenues, our revenues from wireless subscriptions and downloads in the three-month period ended March 31, 2006 increased 16% over the three-month period ended March 31, 2005.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $20,650 and $3,700 in the three-month periods ended March 31, 2006 and 2005, respectively.

Costs of Revenues

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Cost of revenues by category:
Wireless applications and contracts	$1,110,790	$956,187	$154,603	16.2%
Total cost of revenues	$1,110,790	$956,187	$154,603	16.2%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $154,603 to $1,110,790 in the three-month period ended March 31, 2006, up 16.2% from $956,187 in the three-month period ended March 31, 2005. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended March 31, 2006. Certain content partner arrangements have minimum payment requirements regardless of revenues. The costs related to third-party hosting are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

Gross Profit

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$985,725	$1,030,160	$(44,435)	(4.3)%
Wireless license fees	20,650	3,700	16,950	458.1%
Total gross profit	$1,006,375	$1,033,860	$(27,485)	(2.7)%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications decreased $44,435 to $985,725 for the three-month period ended March 31, 2006, a decrease of 4.3% over the gross profit for the three-month period ended March 31, 2005 of $1,030,160. The decrease in gross profit resulting from these activities is due primarily to certain new content partner arrangements with fixed royalty payments. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $20,650 and $3,700 for the three-month periods ended March 31, 2006 and 2005, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Three Months Ended March 31
	2006	2005	$ Change	% Change

General and administrative	$817,272	$727,103	$90,169	12.4%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting, investor relations and other professional fees. General and administrative expenses for the three-month period ended March 31, 2006 were $817,272, compared to $727,103 for three-month period ended March 31, 2005. The increase in general and administrative expenses during the current period as compared to the prior period reflect an increase in several expense categories, namely salaries, third-party consulting fees, investor relations, travel and general office administration costs.

Research and Development Expenses

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Research and development	$817,878	$644,576	$173,302	26.9%

Research and development expenses for the three-month period ended March 31, 2006 were $817,878 compared to $644,576 for the three-month period ended March 31, 2005. The increase in research and development expenses is due to the increase in the number of applications that the Company is developing for future revenue generation and specific investments in certain technologies in the three-month period ended March 31, 2006. We currently have several new products in development. In addition, the new Oasys Mobile portal launched during the first quarter of 2006 and we are continuing to add new functionality. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Sales and marketing	$1,150,560	$283,299	$867,261	306.1%

Sales and marketing expenses consist primarily of salaries, consulting fees, marketing agency fees, marketing programs, collateral and other professional fees. Sales and marketing expenses for the three-month period ended March 31, 2006 were $1,150,560 compared to $283,299 for the three-month period ended March 31, 2005. The increase in sales and marketing expenses during the current period as compared to the prior period was primarily due to the launch of the new Oasys Mobile portal and developing a marketing plan for the portal. The increase in sales and marketing expenses reflects our focus to deploy and market new products in order to continue increasing revenues.

Non-Cash Compensation Expenses

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Non-cash compensation	$316,416	$11,068	$305,348	2,758.8%

Non-cash compensation for the three-month period ended March 31, 2006 was $316,416 compared to $11,068 for the three-month period ended March 31, 2005. The increase in non-cash compensation expense was due to new accounting requirements for the expensing of stock options issued to employees. Non-cash compensation for the three-month period ended March 31, 2006 reflects the fair value of employee stock options earned during the period. Non-cash compensation for the three-month period ended March 31, 2005 reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Non-Cash Consulting Expenses

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Non-cash consulting expense	$-	$5,202	$(5,202)	(100.0)%

Non-cash consulting expense for the three-month period ended March 31, 2005, in the amount of $5,202 is attributable to 1,118 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

There was no non-cash consulting expense for the three-month period ended March 31, 2006.

Non-cash Settlements

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Non-cash settlements	$-	$58,750	$(58,750)	(100.0)%

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

The Company did not enter into any legal settlements during the three-month period ended March 31, 2006.

Interest Expense, net

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Interest, net	$42,323	$43,337	$(1,014)	(2.3)%

Interest expense, net, for the three-month period ended March 31 2006, was $42,323 compared to interest expense of $43,337 for three-month period ended March 31, 2005. Interest expense for each of the three-month periods related to interest costs associated with convertible notes and other note payable agreements. The interest expense for the three-month period ended March 31, 2006 is net of interest income earned on cash.

Amortization of discount on debt and beneficial conversion feature

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$1,222,411	$851,332	$371,079	43.6%

Amortization of discount on debt and beneficial conversion feature for the three-month period ended March 31, 2006 was $1,222,411. This related to amortization of the discounts on the convertible notes payable entered into in November 2005.

Amortization of discount on debt and beneficial conversion feature for the three-month period ended March 31, 2005 was $851,332. This related to amortization of the discounts on the convertible notes payable entered into in December 2004. These notes were repaid in March 2005 and the discount was fully amortized as interest expense in the three-month period ended March 31, 2005.

Net Loss

	Three Months Ended March 31
	2006	2005	$ Change	% Change

Net loss	$3,360,485	$1,590,807	$1,769,678	111.2%

As a result of the factors discussed above, the net losses for the three-month periods ended March 31, 2006 and 2005 were $3,360,485 and $1,590,807, respectively.

Liquidity and Capital Resources

As of March 31, 2006 we had $6,393,089 of cash on hand, working capital of $5,511,638, and approximately $2.89 million in current liabilities.

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

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

•	increasing subscriber adoption of our applications through marketing and promotions;
•	securing top-tier brands;
•	the development and delivery of new wireless applications;
•	the marketing of those applications to lay the foundation of future substantial revenue generation; and
•	the marketing of our Oasys Mobile portal to build and retain subscriber base.

Cash Flow Information

	Three Months Ended March 31
	2006	2005
Cash used in operating activities	$(2,572,722)	$(646,656)
Cash used in investing activities	$(19,347)	$(10,199)
Cash provided by financing activities	$-	$2,868,722

Cash Flow used in Operating Activities. Net cash used in operating activities was $2,572,722 in the three-month period ended March 31, 2006, compared to $646,656 in the corresponding period of the prior year. The increase in net cash used in operating activities was due to the following: We incurred significant marketing expenses in the first quarter of 2006 related to the launch of the Oasys Mobile portal.  In addition, we ended our participation in the Qualcomm Quick Pay Program and therefore will be on the regular payment cycle with Qualcomm. Therefore, there was a two-month lag on payments from Qualcomm. Also, we made investments in the development and marketing planning for the new Oasys Mobile portal launched in the first quarter of 2006. There were increases in payments to these service providers in the first quarter in preparation for the launch of the portal.

Cash Flow used in Investing Activities. Net cash used in investing activities was $19,347 and $10,199 in the three-month periods ended March 31, 2006 and 2005, respectively, representing computer equipment purchases.

Cash Flow provided by Financing Activities. There was no cash flow from financing activities in the three-month period ended March 31, 2006. Net cash provided by financing activities was $2,868,722 in the three-month period ended March 31, 2005 and consisted of the following:

•	proceeds from issuance of Senior Notes of $215,000.
•	proceeds from the exercise of 1,263,246 stock warrants and 58,560 stock options of $4,330,363.
•	principal payments on Senior Notes of ($1,640,000).
•	principal payments on note payable obligations of ($36,641).

Contractual Obligations

At March 31, 2006, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating leases, notes payable and content partner arrangements.

The following table summarizes our contractual obligations at March 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Operating	Notes	Purchase
	Total	Leases	Payable	Obligations
Nine months ending December 31, 2006	$347,513	$144,013	$77,500	$126,000
Year ending December 31, 2007	8,172,716	4,716	8,000,000	168,000
Year ending December 31, 2008	4,716	4,716	-	-
Year ending December 31, 2009	1,965	1,965	-	-

Total contractual obligations	$8,526,910	$155,410	$8,077,500	$294,000

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted SFAS No. 123(R) on January, 2006. SFAS No. 123(R) requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB 25 intrinsic value method and, therefore we generally recognized compensation expense for restricted stock awards and did not recognize compensation cost for employee stock options as such options had an exercise price equal to the market price of the underlying common stock on the date of grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. We have not restated our financial results from prior periods as a result of our adoption of SFAS No. 123(R).

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. The fair value of restricted stock awards is determined by reference to the fair market value of our common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value service condition and performance condition option awards under SFAS No. 123(R). For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance or market conditions granted subsequent to our adoption of SFAS No. 123(R), we plan to recognize compensation cost based on the graded-vesting method.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. The expected volatility rates are estimated based on historical volatilities of our common stock. The expected term represents the average time that options that vest are expected to be outstanding based on the vesting provisions and our historical exercise, cancellation and expiration patterns. We estimate pre-vesting forfeitures when recognizing compensation expense based on historical rates. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

During the quarter ended March 31, 2006, we recognized stock-based compensation expense related to employee stock options of approximately $304,000. As of March 31, 2006, we had unrecognized stock-based compensation of $2.1 million related to non-vested employee stock options awards, which is expected to be recognized over an estimated weighted average period of 1.23 years.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20, “Accounting Changes”, previously required that most voluntary

Description of Critical Accounting Policies

changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement was effective beginning on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial statements.

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

Revenue Recognition and Related Costs

Wireless applications and contracts

Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded on a gross basis in accordance with EITF 99-19. The Company recognizes the cost of revenue share payments to the content providers as a cost of revenues. Wireless applications and contracts cost of revenues also includes all third-party hosting fees. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

There were no costs related to the wireless license fee revenue generated during the three months ended March 31, 2006 and 2005 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Valuation of Equity Instruments

We have utilized our equity securities, including unregistered common stock and options/warrants to purchase unregistered common stock, to pay for services and to settle obligations owed to or claimed by creditors. The issuance of equity instruments as payment for services rendered to Oasys results in the recording of non-cash compensation or consulting expense as the services are performed. We utilize the Black-Scholes option-pricing model to determine the value of options or warrants issued as payment for services. Underlying the Black-Scholes option-pricing model are several assumptions that are evaluated by management and include: (1) a dividend yield; (2) a common stock volatility factor; (3) the risk-free interest rate; and (4) the expected life of the option or warrant. Management evaluates each of these assumptions on a periodic basis in order to determine the value of the equity instruments used as payment for services as well as to record the associated expense. As conditions change, our evaluation of the assumptions underlying the Black-Scholes option-pricing model may change resulting in differing values of equity instruments issued for services between reporting periods.

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

PART II.

OTHER INFORMATION

Item 1A. Risk Factors

The following Risk Factor is being added to those set forth in “Item 1A. Risk Factors” as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

Inaccuracies in reporting of our revenue by wireless carriers for the billing and revenue collection of our applications distributed on the carrier decks could result in under-reporting of our revenues.

        Wireless carriers generally control the billing and revenue collection for our applications distributed on their distribution decks, either directly or through third party service providers.  If our wireless carriers or their third party service providers make material inaccuracies in providing billing and collection services to us, our revenues may be under-reported by us in our financial statements.  If such instances were to occur, it may result in adjustments to our financial statements.

Item 4. Submissions of Matters to a Vote of Securities Holders.

                On January 30, 2006, Oasys Mobile held its 2006 Special Meeting of Stockholders. The following items were presented to a vote of the holders (the “Stockholders”) of our issued and outstanding Common Stock.

(1)
The election of Gary E. Ban, Stephen M. Finn, J. Winder Hughes, Scott W. Hamilton, Richard B. Ruben, Bernard Stolar, and James A. Taylor to the Oasys Mobile Board of Directors, whose terms expire at our next annual meeting of stockholders.

(2)	Amendment to the Oasys Mobile Certificate of Incorporation to change our name from Summus, Inc. to Oasys Mobile, Inc.

The number of votes cast for each of the above is summarized in the table below. All numbers in the table below represent shares of Common Stock.

Item Submitted to Stockholders	For	Against	Abstain	Broker Non- Votes

(1) Election of Directors

Election of Gary E. Ban	11,455,329	135,605	56,239	0
Election of Stephen M. Finn	11,589,259	1,675	56,239	0
Election of J. Winder Hughes	11,589,259	1,675	56,239	0
Election of Scott W. Hamilton	11,588,999	1,935	56,239	0
Election of Richard B. Ruben	11,588,779	2,155	56,239	0
Election of Bernard Stolar	11,588,979	1,955	56,239	0
Election of James A. Taylor	11,588,999	1,935	56,239	0

(2) Amendment of Certificate of Incorporation to change the name of the company to Oasys Mobile, Inc.	11,386,030	131,143	130,000	N/A

Item 5. Other Information.

On May 8, 2006, Jonathan Ressler was appointed as our Chief Marketing Officer, and on May 9, 2006, Oasys Mobile entered into an employment agreement with him. All defined terms used in this description of Mr. Ressler’s employment agreement shall have the meanings as set forth in such agreement, which is filed as an Exhibit 10.1 to this Quarterly Report on Form 10-Q. In Mr. Ressler’s employment agreement Oasys Mobile agreed to pay him an annual salary of $195,000 and grant him options (the “Option Grant”) to purchase 200,000 shares of Oasys Mobile common stock at an exercise price of $1.40 per share. This Option Grant vests at a rate of 5,556 options per month over the period June 8, 2006 to May 8, 2009.

Mr. Ressler is also eligible to receive up to 100% of his annual salary as a Bonus based on specified company and individual performance goals as set by him and the Chief Executive Officer and approved by the Board of Directors on an annual basis. These goals for the 2006 fiscal year shall be set by June 9, 2006.

If Mr. Ressler is terminated by the Company with out Cause, he shall receive:

•
a cash lump sum payment equivalent to one (1) month of Executive’s then current base salary for every three (3) months Executive has served under this Agreement, up to a maximum of one (1) year of Executive’s then current Base Salary; and

•
a cash lump sum payment of the pro rata Bonus applicable to the calendar year in which such termination occurs; this cash lump sum payment shall be payable within ten (10) days after the determination that the annual objectives, as set by the Board of Directors pursuant to Section 5.2 of this Agreement, have been met.

Upon a Termination Upon a Change of Control, Mr. Ressler would receive:

•
a cash lump sum payment of the pro rata Bonus applicable to the calendar year in which such termination occurs; this cash lump sum payment shall be payable within ten (10) days after the determination that the annual objectives, as set by the Board of Directors pursuant to Section 5.2 of the Agreement, have been met;

•	a cash lump sum payment equivalent to six (6) months of Executive’s then current Base Salary;

•
acceleration of the vesting of one hundred percent (100%) of the unvested portion of Executive’s stock options or other stock-based awards, together with the right to exercise such stock options or awards for a period equal to the remaining term for exercising such options or awards under the applicable agreement and/or plan; and

•	continuation of the insurance provided by the Company for a period equivalent to six months.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.1	Employment Agreement dated as of May 9, 2006, by and between Oasys Mobile, Inc. and Jonathan Ressler, as Chief Marketing Officer
Exhibit 31.1	Rule 13a-14(a)/15a-14(a) Certification of Gary E. Ban, Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15a-14(a) Certification of Tracy T. Jackson, Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Gary E. Ban, Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Tracy T. Jackson, Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASYS MOBILE, INC.

Date: May 15, 2006	By:	/s/ GARY E. BAN
Gary E. Ban
Chief Executive Officer

Date: May 15, 2006	By:	/s/ TRACY T. JACKSON
Tracy T. Jackson
Chief Financial Officer