Form 10-Q
period 2006-06-30
Oasys Mobile, Inc.
filed 2006-08-14
CIK 1104332

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of August 10, 2006 was 13,543,038.

 OASYS MOBILE, INC.

   FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
OASYS MOBILE, INC.
BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash	$5,198,770	$8,985,158
Accounts receivable	1,482,674	1,072,615
Prepaids and other current assets	219,559	36,172
Total current assets	6,901,003	10,093,945

Equipment, software and furniture, net	164,200	125,839
Total assets	$7,065,203	$10,219,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,165,380	$2,319,754
Accrued salaries and related costs	223,039	205,076
Accrued interest	381,416	151,500
Current portion of notes payable	77,500	77,500
Current portion of capital lease obligations	12,311	-
Convertible notes payable	8,000,000	-
Discount on convertible notes payable	(4,957,556)	-
Total current liabilities	5,902,090	2,753,830

Long-term liabilities:
Capital lease obligations	22,604	-
Convertible notes payable	-	8,000,000
Discount on convertible notes payable	-	(7,415,960)
Total liabilities	5,924,694	3,337,870

Stockholders’ equity:
Series A convertible preferred stock, $0.001 par value; 10,000 shares designated, 2,407 shares issued and outstanding at June 30, 2006 and December 31, 2005 (liquidation preference of $2,760,027 as of June 30, 2006)	2,407,295	2,407,295
Common stock, $.001 par value, 185,000,000 shares authorized; 13,546,888 issued and 13,543,038 outstanding at June 30, 2006 and 13,523,554 issued and 13,519,704 outstanding at December 31, 2005	13,543	13,520
Additional paid-in capital	65,974,094	65,369,259
Deferred compensation	-	(85,578)
Accumulated deficit	(67,026,804)	(60,594,963)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity	1,140,509	6,881,914
Total liabilities and stockholders’ equity	$7,065,203	$10,219,784

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	June 30, 2006	June 30, 2005
Revenues:
Wireless applications and contracts	$1,806,376	$1,792,686
Wireless license fees	2,100	1,500
Total revenues	1,808,476	1,794,186

Cost of revenues:
Wireless applications and contracts	966,618	883,428
Total cost of revenues	966,618	883,428
Gross profit	841,858	910,758

Operating expenses:
General and administrative	613,235	708,156
Research and development	902,648	677,114
Sales and marketing	759,950	355,965
Non-cash compensation	341,353	9,666
Non-cash consulting expense	-	5,199
Total operating expenses	2,617,186	1,756,100
Loss from operations	(1,775,328)	(845,342)

Interest expense	(60,035)	(1,492)
Amortization of discount on debt and beneficial conversion feature	(1,235,993)	-
Net loss	$(3,071,356)	$(846,834)

Net loss applicable to common stockholders:
Net loss	$(3,071,356)	$(846,834)
Preferred stock dividends	(48,140)	(48,140)
Net loss applicable to common stockholders	$(3,119,496)	$(894,974)

Per share amounts (basic and diluted)	$(0.23)	$(0.07)

Weighted average shares of common stock outstanding	13,536,884	13,484,362

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Six-Month Period Ended
	June 30, 2006	June 30, 2005
Revenues:
Wireless applications and contracts	$3,902,891	$3,779,033
Wireless license fees	22,750	5,200
Total revenues	3,925,641	3,784,233

Cost of revenues:
Wireless applications and contracts	2,077,408	1,839,615
Total cost of revenues	2,077,408	1,839,615
Gross profit	1,848,233	1,944,618

Operating expenses:
General and administrative	1,430,507	1,435,259
Research and development	1,720,526	1,321,690
Sales and marketing	1,910,510	639,264
Non-cash compensation	657,769	20,734
Non-cash consulting expense	-	10,401
Non-cash settlements	-	58,750
Total operating expenses	5,719,312	3,486,098
Loss from operations	(3,871,079)	(1,541,480)

Interest expense	(102,358)	(44,829)
Amortization of discount on debt and beneficial conversion feature	(2,458,404)	(851,332)
Net loss	$(6,431,841)	$(2,437,641)

Net loss applicable to common stockholders:
Net loss	$(6,431,841)	$(2,437,641)
Preferred stock dividends	(96,280)	(96,280)
Net loss applicable to common stockholders	$(6,528,121)	$(2,533,921)

Per share amounts (basic and diluted)	$(0.48)	$(0.19)

Weighted average shares of common stock outstanding	13,528,341	13,119,890

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock				Additional
	Series A		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2005	2,407	$2,407,295	13,519,704	$13,520	$65,369,259
Reversal of deferred compensation to additional paid-in capital	-	-	-	-	(85,578)
Stock-based compensation	-	-	-	-	657,769
Common stock issued for accrued expenses	-	-	23,334	23	32,644
Net loss for the period	-	-	-	-	-

Balance at June 30, 2006	2,407	$2,407,295	13,543,038	$13,543	$65,974,094

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Deferred Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity

Balance at December 31, 2005	$(85,578)	$(60,594,963)	$(227,619)	$6,881,914
Reversal of deferred compensation to additional paid-in capital	85,578	-	-	-
Stock-based compensation	-	-	-	657,769
Common stock issued for accrued expenses	-	-	-	32,667
Net loss for the period	-	(6,431,841)	-	(6,431,841)

Balance at June 30, 2006	$-	$(67,026,804)	$(227,619)	$1,140,509

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six-Month Period Ended
	June 30, 2006	June 30, 2005

Operating activities
Net loss	$(6,431,841)	$(2,437,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,561	22,703
Stock-based compensation	657,769	20,734
Common stock, options and warrants issued for services	-	86,237
Amortization of discount on debt and beneficial conversion feature	2,458,404	851,332
Non-cash settlements	-	58,750
Changes in operating assets and liabilities:
Accounts receivable	(410,059)	(111,372)
Prepaid and other assets	(183,387)	17,940
Accounts payable and other accrued expenses	(121,707)	424,867
Accrued interest	229,916	-
Accrued salaries and related costs	17,963	10,390
Net cash used in operating activities	(3,752,381)	(1,056,060)

Investing activities
Purchases of equipment, software and furniture	(28,007)	(31,717)
Net cash used in investing activities	(28,007)	(31,717)

Financing activities
Proceeds from exercise of stock options and warrants	-	4,332,878
Proceeds from issuance of convertible debt	-	215,000
Payments of convertible debt	-	(1,640,000)
Principal payments on capital lease obligations	(6,000)	-
Principal payments on notes payable and short-term borrowings	-	(59,084)
Net cash (used in) provided by financing activities	(6,000)	2,848,794

Net (decrease) increase in cash	(3,786,388)	1,761,017
Cash at beginning of period	8,985,158	1,405,788
Cash at end of period	$5,198,770	$3,166,805

Supplemental disclosures of cash flow information
Cash paid for interest	$17,064	$47,469

The accompanying notes constitute an integral part of these financial statements.

Oasys Mobile, Inc.

Notes to Financial Statements

1. Business and Basis of Presentation

Business

Oasys Mobile, Inc. ("Oasys Mobile” or the "Company") is engaged primarily in the development of applications that optimize the consumer wireless experience. The core of the Company's business plan is to focus on the emerging wireless market and partner with leading content brands to bring branded products to mobile phones. Our content brands include Mattel, Sony BMG, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, The Grateful Dead and others.

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

Oasys Mobile builds end-user applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP). We distribute our applications through major wireless carriers who make our products available to their customers. Oasys Mobile currently has relationships with carriers that account for 97% of all U.S. wireless subscribers. We also have relationships with international carriers covering Europe, Asia, Canada, Latin America, Australia, Israel, the U.K and China.

We have completed the development and deployment of more than thirty-four (34) wireless applications on a total of seventy-five (75) wireless carriers and distribution partners. Some of our United States based wireless carriers include Alltel, Cingular, Sprint PCS, T-Mobile, US Cellular and Verizon Wireless. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

Future Operations

As shown in the financial statements for the three-month period and six-month period ended June 30, 2006, the Company incurred a net loss of $3,071,356 and $6,431,841, respectively and experienced negative cash flows from operations. The Company’s operations are dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line. Management expects to be able to attract additional capital, if necessary, to expand operations and also expects that increased revenues will reduce its operating losses in future periods. However, there can be no assurance that management’s plan will be executed as anticipated.

1. Business and Basis of Presentation (continued)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended June 30, 2006, are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

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

There were no costs related to the wireless license fee revenue generated during the six-month periods ended June 30, 2006 and 2005, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Software Development Costs

Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No capitalized software development costs were incurred during the six-month periods ended June 30, 2006 and 2005.

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

The adoption of SFAS No. 123(R) had a material impact on our results of operations. Our statement of operations for the three months and six months ended June 30, 2006 included stock-based compensation expense of $341,353 and $657,769, respectively.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.12 years was approximately $2.1 million at June 30, 2006. Unrecognized stock-based compensation expense expected to be recognized over the period ending December 31, 2006 was approximately $612,000 at June 30, 2006.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months and six months ended June 30, 2006 are shown in the following table:

Expected volatility	96.89%
Expected dividends	0%
Expected terms	5.77 Years for Employees and 10 Years for Directors
Risk-free interest rate	4.31 – 5.23%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately a five year period. The expected term for employees was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The expected term for directors was estimated based on historical experience and specific terms in the option agreements. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and six months ended June 30, 2006 was based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the time-based stock awards as of June 30, 2006, and changes during the six months ended June 30, 2006, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,836,215	$6.53
Granted	428,200	1.55
Forfeited or expired	(87,673)	12.27
Outstanding at June 30, 2006	2,176,742	$5.08	7.98	$973
Exercisable at June 30, 2006	1,272,043	$7.19	7.08	$758

2. Summary of Significant Accounting Policies (continued)

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the six months ended June 30, 2006 was equal to the market price of the underlying common stock on the grant date.

Second Quarter Fiscal 2005

The following table illustrates the effect on net loss and net loss per share for the three months and six months ended June 30, 2005, if we had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

	Three-Month Period Ended June 30 (Unaudited)	Six-Month Period Ended June 30 (Unaudited)
	2005	2005

Net loss applicable to common shareholders	$(894,974)	$(2,533,921)
Non-cash compensation charges included in net loss applicable to common shareholders	9,666	20,734
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(103,508)	(230,001)

Adjusted net loss applicable to common stockholders	$(988,816)	$(2,743,188)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.07)	$(0.19)
Non-cash compensation charges included in net loss applicable to common stockholders	0.00	0.00
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(0.00)	(0.02)

Adjusted net loss applicable to common stockholders	$(0.07)	$(0.21)

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first quarter of fiscal 2005: dividend yield of 0%; volatility of 1.2936; risk-free interest rate ranging from 3.64% to 4.46%; and expected option lives of 5 years for employees and 10 years for Board members. The weighted-average fair value of options granted in the six months ended June 30, 2005 was $2.91.

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

The discount on the debt is being amortized to interest expense over the term of the Senior Secured Debentures beginning on the date of issuance. Amortization of the discount of the Senior Secured Debentures was $1,235,993 and $2,458,404 for the three-month and six-month periods ended June 30, 2006, respectively.

The principal balance of the Senior Secured Debentures is $8,000,000 as of June 30, 2006 and matures on June 30, 2007. The discount related to the Senior Secured Debentures is $4,957,556 as of June 30, 2006, and is shown as a contra-liability on the balance sheet.

On July 27, 2006, the Company entered into a Modification and Waiver Agreement (the "Modification Agreement") in which the investors agreed to waive certain of their rights under the documents and instruments entered into in connection with the Senior Secured Debentures. See Note 7 for a discussion of this Modification Agreement.

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

The discount on the debt of $904,681 related to the warrants was being amortized to interest expense over the term of the Senior Notes beginning on the date of issuance. Amortization of the discount of the Senior Notes was $0 and $851,332 in the three-month and six-month periods ended June 30, 2005, respectively. The discount was fully amortized in 2005.

4. Common Stock and Warrants

As of June 30, 2006, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Conversion of convertible debt	4,000,000
Series A convertible preferred stock and related dividends	19,382
Outstanding common stock warrants	7,682,926
Outstanding stock options	2,176,742
Possible future issuance under stock option plans	659,952
Total	14,539,002

5. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of June 30, 2006. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. No dividends have been paid in 2005 or 2006. Cumulative unpaid dividends at June 30, 2006 were $353,027.

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

7. Subsequent Event

On July 27, 2006, the Company entered into a Modification Agreement with certain investors in which the investors agreed to waive certain of their rights under the Securities Purchase Agreement, dated as of November 18, 2005 (the "Purchase Agreement"), and all of the other documents and instruments entered into in connection with the Purchase Agreement.

In consideration for entering into the Modification Agreement, each of the investors was issued amended A Warrants (the "Amended A Warrants"). The Amended A Warrants, which expire on June 30, 2007, subject to extension under certain circumstances, (i) decreased the purchase price of the original A Warrants (the "Original A Warrants") issued in connection with the Purchase Agreement from $2.00 per Unit to $1.10 per Unit, and (ii) increased the number of Units underlying the Amended A Warrants to a total of 2,800,000 Units from 2,000,000 Units underlying the Original A Warrants. Although the number of Units increased, the shares issuable upon the exercise of the C-2 Warrants underlying such Units remained unchanged at 800,000 shares in the aggregate. The investors agreed to waive their right to cause the Company to redeem the 6% Senior Secured Debentures issued in connection with the Purchase Agreement in the event that the Company engages in a financing transaction or a series of related transactions in which 50% or more of the voting power of the Company is disposed of.

Beginning on July 31, 2006, for each twenty (20) consecutive trading day period in which (i) the daily volume weighted average price of the Company’s common stock equals or exceeds $1.65 per share and (ii) the daily volume of the Company’s common stock traded equals or exceeds 150,000 shares, then the total number of Units issuable upon exercise of the Amended A Warrants shall be reduced by twenty-five percent (25%), subject to extension as set forth in the Amended A Warrant.

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

Branded Mobile Applications

Oasys Mobile is a leading provider of premium mobile media content, products and services that are distributed through top-tier wireless carriers in the United States and abroad, as well as through our OasysMobile.com portal. We develop, publish and distribute more than 34 branded mobile applications in four major categories:

•	Games;
•	Messaging;
•	Personalization; and
•	Entertainment.

We currently have relationships with wireless carriers that account for 97% of all wireless subscribers in the United States. We also have relationships with international carriers covering Europe, Asia, Canada, Latin America, Australia, Israel, the United Kingdom, Ireland, Italy and China.

In 2005, Oasys Mobile announced nine new products, thirteen new carriers or distribution partners and six new content partnerships. Oasys Mobile's partner and product portfolio includes such household names as Sony BMG, Mattel, Churchill Downs, Golf Digest, Phil Hellmuth, The Wall Street Journal, Howard Lederer and The Associated Press. Mobile media applications based on these brands, and other popular consumer applications, are deployed across 75 major wireless carriers and distribution partners in the United States and abroad.

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

Other Matters

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

Results of Operations

Three-Month Period Ended June 30, 2006 Compared to Three-Month Period Ended June 30, 2005

Revenues

	Three Months Ended June 30
	2006	% of Total Revenues	2005	% of Total Revenues	$ Change	% Change

Revenues by category:
Wireless applications
and contracts	$1,806,376	99.9%	$1,792,686	99.9%	$13,690	0.8%
Wireless license fees	2,100	0.1	1,500	0.1	600	40.0%
Total revenues	$1,808,476	100.0%	$1,794,186	100.0%	$14,290	0.8%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $13,690 to $1,806,376 in the three-month period ended June 30, 2006, up 0.8% from $1,792,686 in the three-month period ended June 30, 2005. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers. The Company recently released several products, including Mattel’s UNO® Challenge and Mobile Graffiti, which both have shown strong growth. Our contract with Sports Illustrated expired March 14, 2006. Excluding revenues generated from Sports Illustrated, our revenues from wireless subscriptions and downloads in the three-month period ended June 30, 2006 increased 32.1% over the three-month period ended June 30, 2005.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $2,100 and $1,500 in the three-month periods ended June 30, 2006 and 2005, respectively.

Costs of Revenues

	Three Months Ended June 30
	2006	2005	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$966,618	$883,428	$83,190	9.4%
Total cost of revenues	$966,618	$883,428	$83,190	9.4%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $83,190 to $966,618 in the three-month period ended June 30, 2006, up 9.4% from $883,428 in the three-month period ended June 30, 2005. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended June 30, 2006. The costs related to third-party hosting are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our costs of revenues could vary depending on the products sold in a given period.

Gross Profit

	Three Months Ended June 30
	2006	2005	$ Change	% Change
Gross profit by category:
Wireless applications and contracts	$839,758	$909,258	$(69,500)	(7.6)%
Wireless license fees	2,100	1,500	600	40.0%
Total gross profit	$841,858	$910,758	$(68,900)	(7.6)%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications decreased $69,500 to $839,758 for the three-month period ended June 30, 2006, a decrease of 7.6% over the gross profit for the three-month period ended June 30, 2005 of $909,258. The decrease in gross profit resulting from these activities is due primarily to certain new content partner arrangements with fixed royalty payments. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our gross profit could vary depending on the products sold in a given period. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $2,100 and $1,500 for the three-month periods ended June 30, 2006 and 2005, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Three Months Ended June 30
	2006	2005	$ Change	% Change

General and administrative	$613,235	$708,156	$(94,921)	(13.4)%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting, investor relations and other professional fees. General and administrative expenses for the three-month period ended June 30, 2006 were $613,235, compared to $708,156 for three-month period ended June 30, 2005. The decrease in general and administrative expenses was due to fees associated with the Qualcomm QuickPay program during the three-month period ended June 30, 2005, as well as decreases in general office expenses. The Company terminated its participation in the Qualcomm QuickPay program in early 2006.

Research and Development Expenses

	Three Months Ended June 30
	2006	2005	$ Change	% Change

Research and development	$902,648	$677,114	$225,534	33.3%

Research and development expenses for the three-month period ended June 30, 2006 were $902,648 compared to $677,114 for the three-month period ended June 30, 2005. The increase in research and development expenses is due to the increase in the number of applications that the Company is developing for future revenue generation, as well as continual development for the Oasys Mobile portal. We currently have several new products in development. The Oasys Mobile portal launched during the first quarter of 2006 and we are continuing to add new functionality. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Three Months Ended June 30
	2006	2005	$ Change	% Change

Sales and marketing	$759,950	$355,965	$403,985	113.5%

Sales and marketing expenses consist primarily of salaries, consulting fees, marketing agency fees, marketing programs, collateral and other professional fees. Sales and marketing expenses for the three-month period ended June 30, 2006 were $759,950 compared to $355,965 for the three-month period ended June 30, 2005. The increase in sales and marketing expenses during the current period as compared to the prior period was primarily due to the launch of the new Oasys Mobile portal in 2006 and certain carrier and portal marketing campaigns. The increase in sales and marketing expenses reflects our focus to deploy and market new products in order to continue increasing revenues in a cost effective manner.

Non-Cash Compensation Expenses

	Three Months Ended June 30
	2006	2005	$ Change	% Change

Non-cash compensation	$341,353	$9,666	$331,687	3,431.5%

Non-cash compensation for the three-month period ended June 30, 2006 was $341,353 compared to $9,666 for the three-month period ended June 30, 2005. The increase in non-cash compensation expense was due to new accounting requirements for the expensing of stock options issued to employees. Non-cash compensation for the three-month period ended June 30, 2006 reflects the fair value of employee stock options earned during the period. Non-cash compensation for the three-month period ended June 30, 2005 reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Non-Cash Consulting Expenses

	Three Months Ended June 30
	2006	2005	$ Change	% Change

Non-cash consulting expense	$ -	$5,199	$(5,199)	(100.0)%

Non-cash consulting expense for the three-month period ended June 30, 2005, in the amount of $5,199 is attributable to 1,649 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

There was no non-cash consulting expense for the three-month period ended June 30, 2006.

Interest Expense, net

	Three Months Ended June 30
	2006	2005	$ Change	% Change

Interest, net	$60,035	$1,492	$58,543	3,923.8%

Interest expense, net, for the three-month period ended June 30 2006, was $60,035 compared to interest expense of $1,492 for three-month period ended June 30, 2005. Interest expense for the three-month period ended June 30, 2006 primarily related to interest costs associated with convertible notes. There were no convertible notes outstanding during the three-month period ended June 30, 2005. The interest expense for the three-month period ended June 30, 2006 is net of interest income earned on cash.

Amortization of discount on debt and beneficial conversion feature

	Three Months Ended June 30
	2006	2005	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$1,235,993	$ -	$1,235,993	100.0%

Amortization of discount on debt and beneficial conversion feature for the three-month period ended June 30, 2006 was $1,235,993. This related to amortization of the discounts on the convertible notes payable entered into in November 2005. There were no convertible notes outstanding during the three-month period ended June 30, 2005.

Net Loss

	Three Months Ended June 30
	2006	2005	$ Change	% Change

Net loss	$3,071,356	$846,834	$2,224,522	262.7%

As a result of the factors discussed above, the net losses for the three-month periods ended June 30, 2006 and 2005 were $3,071,356 and $846,834, respectively.

Six-Month Period Ended June 30, 2006 Compared to Six-Month Period Ended June 30, 2005

Revenues

	Six Months Ended June 30
	2006	% of Total Revenues	2005	% of Total Revenues	$ Change	% Change

Revenues by category:
Wireless applications
and contracts	$3,902,891	99.4%	$3,779,033	99.9%	$123,858	3.3%
Wireless license fees	22,750	0.6	5,200	0.1	17,550	337.5%
Total revenues	$3,925,641	100.0%	$3,784,233	100.0%	$141,408	3.7%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $123,858 to $3,902,891 in the six-month period ended June 30, 2006, up 3.3% from $3,779,033 in the six-month period ended June 30, 2005. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers. The Company recently released several products, including Mattel’s UNO® Challenge and Mobile Graffiti, which both have shown strong growth. Our contract with Sports Illustrated expired March 14, 2006. Excluding revenues generated from Sports Illustrated, our revenues from wireless subscriptions and downloads in the six-month period ended June 30, 2006 increased 28.8% over the six-month period ended June 30, 2005.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $22,750 and $5,200 in the six-month periods ended June 30, 2006 and 2005, respectively.

Costs of Revenues

	Six Months Ended June 30
	2006	2005	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$2,077,408	$1,839,615	$237,793	12.9
Total cost of revenues	$2,077,408	$1,839,615	$237,793	12.9

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $237,793 to $2,077,408 in the six-month period ended June 30, 2006, up 12.9% from $1,839,615 in the six-month period ended June 30, 2005. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and fees associated with content information provided by our content providers for wireless applications which were deployed during the six-month period ended June 30, 2006. The costs related to third-party hosting are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our costs of revenues could vary depending on the products sold in a given period.

Gross Profit

	Six Months Ended June 30
	2006	2005	$ Change	% Change
Gross profit by category:
Wireless applications and contracts	$1,825,483	$1,939,418	$(113,935)	(5.9)%
Wireless license fees	22,750	5,200	17,550	337.5%
Total gross profit	$1,848,233	$1,944,618	$(96,385)	(5.0)%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications decreased $113,935 to $1,825,483 for the six-month period ended June 30, 2006, a decrease of 5.9% over the gross profit for the six-month period ended June 30, 2005 of $1,939,418. The decrease in gross profit resulting from these activities is due primarily to certain new content partner arrangements with fixed royalty payments. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our gross profit could vary depending on the products sold in a given period. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $22,750 and $5,200 for the six-month periods ended June 30, 2006 and 2005, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Six Months Ended June 30
	2006	2005	$ Change	% Change

General and administrative	$1,430,507	$1,435,259	$(4,752)	(0.3)%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting, investor relations and other professional fees. General and administrative expenses for the six-month period ended June 30, 2006 were $1,430,507, compared to $1,435,259 for six-month period ended June 30, 2005.

Research and Development Expenses

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Research and development	$1,720,526	$1,321,690	$398,836	30.2%

Research and development expenses for the six-month period ended June 30, 2006 were $1,720,526 compared to $1,321,690 for the six-month period ended June 30, 2005. The increase in research and development expenses is due to the increase in the number of applications that the Company is developing for future revenue generation, as well as continual development for the Oasys Mobile portal. We currently have several new products in development. The Oasys Mobile portal launched during the first quarter of 2006 and we are continuing to add new functionality. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Sales and marketing	$1,910,510	$639,264	$1,271,246	198.9%

Sales and marketing expenses consist primarily of salaries, consulting fees, marketing agency fees, marketing programs, collateral and other professional fees. Sales and marketing expenses for the six-month period ended June 30, 2006 were $1,910,510 compared to $639,264 for the six-month period ended June 30, 2005. The increase in sales and marketing expenses during the current period as compared to the prior period was primarily due to the launch of the new Oasys Mobile portal in 2006 and certain carrier and portal marketing campaigns. The increase in sales and marketing expenses reflects our focus to deploy and market new products in order to continue increasing revenues in a cost effective manner.

Non-Cash Compensation Expenses

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Non-cash compensation	$657,769	$20,734	$637,035	3,072.4%

Non-cash compensation for the six-month period ended June 30, 2006 was $657,769 compared to $20,734 for the six-month period ended June 30, 2005. The increase in non-cash compensation expense was due to new accounting requirements for the expensing of stock options issued to employees. Non-cash compensation for the six-month period ended June 30, 2006 reflects the fair value of employee stock options earned during the period. Non-cash compensation for the six-month period ended June 30, 2005 reflects the amortization for six months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Non-Cash Consulting Expenses

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Non-cash consulting expense	$ -	$10,401	$(10,401)	(100.0)%

Non-cash consulting expense for the six-month period ended June 30, 2005, in the amount of $10,401 is attributable to 2,767 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

There was no non-cash consulting expense for the six-month period ended June 30, 2006.

Non-Cash Settlements

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Non-cash settlements	$ -	$58,750	$(58,750)	(100.0)%

Non-cash settlements totaling $58,750 for the six months ended June 30, 2005 resulted from the settlement of the remaining amount of a note payable with Holland & Knight LLP (“H&K”) of $184,382 with the issuance to H&K of 47,673 shares of the Company’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of the Company’s common stock on the date of the settlement agreement. The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $184,382, totaling $58,750, was recorded as settlement loss.

The Company did not enter into any non-cash settlements during the six-month period ended June 30, 2006.

Interest Expense, net

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Interest, net	$102,358	$44,829	$57,529	128.3%

Interest expense, net, for the six-month period ended June 30 2006, was $102,358 compared to interest expense of $44,829 for six-month period ended June 30, 2005. Interest expense for the six-month periods ended June 30, 2006 and 2005 primarily related to interest costs associated with convertible notes. The Senior Notes outstanding in 2005 were repaid in March 2005. The interest expense for the six-month period ended June 30, 2006 is net of interest income earned on cash.

Amortization of discount on debt and beneficial conversion feature

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$2,458,404	$851,332	$1,607,072	188.8%

Amortization of discount on debt and beneficial conversion feature for the six-month period ended June 30, 2006 was $2,458,404. This related to amortization of the discounts on the convertible notes payable entered into in November 2005.

Amortization of discount on debt and beneficial conversion feature for the six-month period ended June 30, 2005 was $851,332. This related to amortization of the discounts on the convertible notes payable entered into in December 2004. These notes were repaid in March 2005 and the discount was fully amortized as interest expense in the six-month period ended June 30, 2005.

Net Loss

	Six Months Ended June 30
	2006	2005	$ Change	% Change

Net loss	$6,431,841	$2,437,641	$3,994,200	163.9%

As a result of the factors discussed above, the net losses for the six-month periods ended June 30, 2006 and 2005 were $6,431,841 and $2,437,641, respectively.

Liquidity and Capital Resources

As of June 30, 2006 we had $5,198,770 of cash on hand, working capital of $998,913, and approximately $5.9 million in current liabilities, including $3.04 million in convertible notes payable.

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

On July 27, 2006, the Company entered into a Modification Agreement in which the investors agreed to waive certain of their rights under the documents and instruments entered into in connection with the Senior Secured Debentures.

In consideration for entering into the Modification Agreement, each of the investors was issued Amended A Warrants. The Amended A Warrants, which expire on June 30, 2007, subject to extension under certain circumstances, (i) decreased the purchase price of the Original A Warrants issued in connection with the Purchase Agreement from $2.00 per Unit to $1.10 per Unit, and (ii) increased the number of Units underlying the Amended A Warrants to a total of 2,800,000 Units from 2,000,000 Units underlying the Original A Warrants. Although the number of Units increased, the shares issuable upon the exercise of the C-2 Warrants underlying such Units remained unchanged at 800,000 shares in the aggregate. The investors agreed to waive their right to cause the Company to redeem the Senior Secured Debentures issued in connection with the Purchase Agreement in the event that the Company engages in a financing transaction or a series of related transactions in which 50% or more of the voting power of the Company is disposed of.

Beginning on July 31, 2006, for each twenty (20) consecutive trading day period in which (i) the daily volume weighted average price of the Company’s common stock equals or exceeds $1.65 per share and (ii) the daily volume of the Company’s common stock traded equals or exceeds 150,000 shares, then the total number of Units issuable upon exercise of the Amended A Warrants shall be reduced by twenty-five percent (25%), subject to extension as set forth in the Amended A Warrant.

Other Matters

From inception through our 2005 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations through 2006. However, business opportunities, such as product or geographic expansion, or the acquisition of product lines or companies may present themselves. If we were to pursue these opportunities, they may require that we raise additional capital through the issuance of our equity securities or that we issue shares of our common stock or other equity securities in connection with acquisitions. If we have to raise additional funding, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing stockholders' ownership.

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

•	increasing subscriber adoption of our applications through marketing and promotions;
•	securing top-tier brands;
•	the development and delivery of new wireless applications;
•	the marketing of applications to lay the foundation of future substantial revenue generation; and
•	the marketing of our Oasys Mobile portal to build and retain subscriber base.

Cash Flow Information

	Six Months Ended June 30
	2006	2005
Cash used in operating activities	$(3,752,381)	$(1,056,060)
Cash used in investing activities	$(28,007)	$(31,717)
Cash (used in) provided by financing activities	$(6,000)	$2,848,794

Cash Flow used in Operating Activities. Net cash used in operating activities was $3,752,381 in the six-month period ended June 30, 2006, compared to $1,056,060 in the corresponding period of the prior year. The increase in net cash used in operating activities was due to the following:

•	investments in the development and marketing planning for the new Oasys Mobile portal launched in the first quarter of 2006; and
•	marketing expenses related to several carrier and portal marketing campaigns;
•	a two-month lag on payments from Qualcomm due to our ending our participation in the Qualcomm Quick Pay Program early in 2006;
•	increases in payments to service providers in preparation for the launch of the portal.

Cash Flow used in Investing Activities. Net cash used in investing activities was $28,007 and $31,717 in the six-month periods ended June 30, 2006 and 2005, respectively, representing computer equipment purchases.

Cash Flow (used in) provided by Financing Activities. Cash flow used in financing activities in the six-month period ended June 30, 2006 related to payments on capital lease obligations. Net cash provided by financing activities was $2,848,794 in the six-month period ended June 30, 2005 and consisted of the following:

•	proceeds from issuance of Senior Notes of $215,000.
•	proceeds from the exercise of 1,264,296 stock warrants and 58,960 stock options of $4,332,878.
•	principal payments on Senior Notes of ($1,640,000).
•	principal payments on note payable obligations of ($59,084).

Contractual Obligations

At June 30, 2006, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating leases, notes payable and content partner arrangements.

The following table summarizes our contractual obligations at June 30, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Operating Leases	Notes Payable	Purchase Obligations	Capital Leases
Six months ending December 31, 2006	$292,673	$122,767	$77,500	$84,000	$8,406
Year ending December 31, 2007	8,189,528	4,716	8,000,000	168,000	16,812
Year ending December 31, 2008	21,405	4,716	-	-	16,689
Year ending December 31, 2009	2,362	1,965	-	-	397

Total contractual obligations	$8,505,968	$134,164	$8,077,500	$252,000	$42,304

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

During the quarter ended June 30, 2006, we recognized stock-based compensation expense related to employee stock options of approximately $341,000. As of June 30, 2006, we had unrecognized stock-based compensation of $2.1 million related to non-vested employee stock options awards, which is expected to be recognized over an estimated weighted average period of 1.12 years.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. APB Opinion No. 20, “Accounting Changes”, previously required that most voluntarychanges in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement was effective beginning on January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial statements.

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

There were no costs related to the wireless license fee revenue generated during the six months ended June 30, 2006 and 2005 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Item 6. Exhibits and Reports on Form 8-K

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

OASYS MOBILE, INC.

Date: August 14, 2006	By:	/s/ GARY E. BAN
Gary E. Ban Chief Executive Officer

Date: August 14, 2006	By:	/s/ TRACY T. JACKSON
Tracy T. Jackson Chief Financial Officer