Form 10-Q
period 2006-09-30
Oasys Mobile, Inc.
filed 2006-11-20
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of November 17, 2006 was 13,643,038.

 OASYS MOBILE, INC.

   FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

OASYS MOBILE, INC.
BALANCE SHEETS (UNAUDITED)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash	$2,961,728	$8,985,158
Accounts receivable	1,835,740	1,072,615
Prepaids and other current assets	489,796	36,172
Total current assets	5,287,264	10,093,945

Equipment, software and furniture, net	156,625	125,839
Total assets	$5,443,889	$10,219,784

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,686,516	$2,319,754
Accrued salaries and related costs	207,066	205,076
Accrued interest	481,584	151,500
Notes payable	77,500	77,500
Current portion of capital lease obligations	14,337	—
Convertible notes payable	8,000,000	—
Discount on convertible notes payable	(3,707,980)	—
Total current liabilities	7,759,023	2,753,830

Long-term liabilities:
Capital lease obligations	22,640	—
Convertible notes payable	—	8,000,000
Discount on convertible notes payable	—	(7,415,960)
Total liabilities	7,781,663	3,337,870

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 10,000 shares designated, 2,407 shares issued and outstanding at September 30, 2006 and December 31, 2005 (liquidation preference of $2,808,167 as of September 30, 2006)	2,407,295	2,407,295
Common stock, $.001 par value, 185,000,000 shares authorized; 13,646,888 issued and 13,643,038 outstanding at September 30, 2006 and 13,523,554 issued and 13,519,704 outstanding at December 31, 2005	13,643	13,520
Additional paid-in capital	67,792,070	65,369,259
Deferred compensation	—	(85,578)
Unamortized restricted stock	(60,000)	—
Accumulated deficit	(72,263,163)	(60,594,963)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity (deficit)	(2,337,774)	6,881,914
Total liabilities and stockholders’ equity (deficit)	$5,443,889	$10,219,784

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended
	September 30, 2006	September 30, 2005
Revenues:
Wireless applications and contracts	$2,116,360	$2,054,744
Wireless license fees	2,000	3,500
Total revenues	2,118,360	2,058,244

Cost of revenues:
Wireless applications and contracts	1,289,890	1,008,937
Total cost of revenues	1,289,890	1,008,937
Gross profit	828,470	1,049,307

Operating expenses:
General and administrative	848,408	659,831
Research and development	1,006,250	916,284
Sales and marketing	1,128,856	503,932
Non-cash compensation ($116,375 general and administrative, $48,306 research and development, and $94,810 sales and marketing)	259,491	6,995
Modification of warrants in conjunction with the Securities Purchase Agreement	1,478,585	—
Non-cash consulting expense	20,000	5,207
Total operating expenses	4,741,590	2,092,249
Loss from operations	(3,913,120)	(1,042,942)

Interest expense	(73,663)	(653)
Amortization of discount on debt and beneficial conversion feature	(1,249,576)	—
Net loss	$(5,236,359)	$(1,043,595)

Net loss applicable to common stockholders:
Net loss	$(5,236,359)	$(1,043,595)
Preferred stock dividends	(48,140)	(48,140)
Net loss applicable to common stockholders	$(5,284,499)	$(1,091,735)

Per share amounts (basic and diluted)	$(0.39)	$(0.08)

Weighted average shares of common stock outstanding	13,544,125	13,503,786

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine-Month Period Ended
	September 30, 2006	September 30, 2005
Revenues:
Wireless applications and contracts	$6,019,251	$5,833,777
Wireless license fees	24,750	8,700
Total revenues	6,044,001	5,842,477

Cost of revenues:
Wireless applications and contracts	3,367,298	2,848,552
Total cost of revenues	3,367,298	2,848,552
Gross profit	2,676,703	2,993,925

Operating expenses:
General and administrative	2,278,915	2,095,090
Research and development	2,726,776	2,237,974
Sales and marketing	3,039,366	1,143,196
Non-cash compensation ($540,096 general and administrative, $108,846 research and development, and $268,318 sales and marketing)	917,260	27,729
Modification of warrants in conjunction with the Securities Purchase Agreement	1,478,585	—
Non-cash consulting expense	20,000	15,608
Non-cash settlements	—	58,750
Total operating expenses	10,460,902	5,578,347
Loss from operations	(7,784,199)	(2,584,422)

Interest expense	(176,021)	(45,482)
Amortization of discount on debt and beneficial conversion feature	(3,707,980)	(851,332)
Net loss	$(11,668,200)	$(3,481,236)

Net loss applicable to common stockholders:
Net loss	$(11,668,200)	$(3,481,236)
Preferred stock dividends	(144,420)	(144,420)
Net loss applicable to common stockholders	$(11,812,620)	$(3,625,656)

Per share amounts (basic and diluted)	$(0.87)	$(0.27)

Weighted average shares of common stock outstanding	13,533,660	13,249,293

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Preferred Stock				Additional
	Series A		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2005	2,407	$2,407,295	13,519,704	$13,520	$65,369,259
Reversal of deferred compensation to additional paid-in capital	—	—	—	—	(85,578)
Stock-based compensation	—	—	—	—	917,260
Modification of warrants in conjunction with the Securities Purchase Agreement	—	—	—	—	1,478,585
Common stock issued for accrued expenses	—	—	23,334	23	32,644
Restricted stock issued	—	—	100,000	100	79,900
Amortization of restricted stock	—	—	—	—	—
Net loss for the period	—	—	—	—	—
Balance at September 30, 2006	2,407	$2,407,295	13,643,038	$13,643	$67,792,070

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

		Unamortized			Total
	Deferred	Restricted	Accumulated	Treasury	Stockholders’
	Compensation	Stock	Deficit	Stock	Equity (Deficit)

Balance at December 31, 2005	$(85,578)	$—	$(60,594,963)	$(227,619)	$6,881,914
Reversal of deferred compensation to additional paid-in capital	85,578	—	—	—	—
Stock-based compensation	—	—	—	—	917,260
Modification of warrants in conjunction with the Securities Purchase Agreement	—	—	—	—	1,478,585
Common stock issued for accrued expenses	—	—	—	—	32,667
Restricted stock issued	—	(80,000)	—	—	—
Amortization of restricted stock	—	20,000	—	—	20,000
Net loss for the period	—	—	(11,668,200)	—	(11,668,200)
Balance at September 30, 2006	$—	$(60,000)	$(72,263,163)	$(227,619)	$(2,337,774)

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine-Month Period Ended
	September 30, 2006	September 30, 2005

Operating activities
Net loss	$(11,668,200)	$(3,481,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,830	35,294
Stock-based compensation	917,260	27,729
Common stock, options and warrants issued for services	—	161,446
Amortization of discount on debt and beneficial conversion feature	3,707,980	851,332
Modification of warrants in conjunction with the Securities Purchase Agreement	1,478,585	—
Amortization of restricted stock	20,000	—
Non-cash settlements	—	58,750
Changes in operating assets and liabilities:
Accounts receivable	(763,125)	(378,636)
Prepaid and other assets	(453,624)	25,545
Accounts payable and other accrued expenses	399,429	764,595
Accrued interest	330,084	—
Accrued salaries and related costs	1,990	6,393
Net cash used in operating activities	(5,982,791)	(1,928,788)

Investing activities
Purchases of equipment, software and furniture	(31,277)	(60,837)
Net cash used in investing activities	(31,277)	(60,837)

Financing activities
Proceeds from exercise of stock options and warrants	—	4,332,878
Proceeds from issuance of convertible debt	—	215,000
Payments of convertible debt	—	(1,640,000)
Principal payments on capital lease obligations	(9,362)	—
Principal payments on notes payable and short-term borrowings	—	(85,042)
Net cash (used in) provided by financing activities	(9,362)	2,822,836

Net (decrease) increase in cash	(6,023,430)	833,211
Cash at beginning of period	8,985,158	1,405,788
Cash at end of period	$2,961,728	$2,238,999

Supplemental disclosures of cash flow information
Cash paid for interest	$41,173	$47,527

The accompanying notes constitute an integral part of these financial statements.

Oasys Mobile, Inc.

Notes to Financial Statements

1. Business and Basis of Presentation

Business

Oasys Mobile, Inc. ("Oasys Mobile” or the "Company") is engaged primarily in the development of applications that optimize the consumer wireless experience. The core of the Company’s business plan is to focus on the emerging wireless market and partner with leading content brands to bring branded products to mobile phones. Our content brands include Alex Rodriguez, Mattel, Sony BMG, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, Churchill Downs, The Grateful Dead and others.

Oasys Mobile has developed software, technology and applications to enable information processing and resource management to include, but not be limited to, the creation, transmission, playing and management of content over wireless networks. We currently offer products in various categories, including games, messaging, personalization and entertainment. The Company’s technology, which provides the foundation for its current products, is designed to address the usability constraints of the existing wireless network infrastructure. This technology will enable more efficient use of existing and future bandwidth allocations, resulting in a perceived bandwidth increase by the mobile end-user.

Oasys Mobile builds end-user applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP). We distribute our applications through major wireless carriers who make our products available to their customers. Oasys Mobile currently has relationships with carriers that account for 97% of all U.S. wireless subscribers. We also have relationships with international carriers covering Europe, Asia, Canada, Latin America, Australia, and Israel.

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

Future Operations

As shown in the financial statements for the three-month period and nine-month period ended September 30, 2006, the Company incurred a net loss of $5,236,359 and $11,668,200, respectively and experienced negative cash flows from operations. The Company’s operations are dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line.

The Company's convertible debt of $8,000,000 is due on June 30, 2007.  Therefore, the Company is actively seeking additional equity capital or other strategic transactions to refinance its debt and provide liquidity to expand operations.  The Company also expects that increased revenues and cost reductions will reduce its operating losses in future periods.  There can be no assurance that management's plan will be executed as anticipated.

1. Business and Basis of Presentation (continued)

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended September 30, 2006, are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

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

There were no costs related to the wireless license fee revenue generated during the nine-month periods ended September 30, 2006 and 2005, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Equipment, Software and Furniture

Equipment, software and furniture are stated at cost. Depreciation is computed over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of capital lease assets is included in depreciation expense.

Software Development Costs

Capitalization of software development costs begins with the establishment of technological feasibility of new or enhanced software products. Technological feasibility of a computer software product is established when the Company has completed all planning, designing, coding and testing that is necessary to establish that the software product can be produced to meet design specifications including functions, features and technical performance requirements. All costs incurred prior to establishing technological feasibility of a software product are charged to research and development expense as incurred. No capitalized software development costs were incurred during the nine-month periods ended September 30, 2006 and 2005.

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

The adoption of SFAS No. 123(R) had a material impact on our results of operations. Our statement of operations for the three months and nine months ended September 30, 2006 included stock-based compensation expense of $259,491 and $917,260, respectively.

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 1.06 years was approximately $1.4 million at September 30, 2006. Unrecognized stock-based compensation expense expected to be recognized over the quarter ending December 31, 2006 was approximately $234,000 at September 30, 2006.

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

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months and nine months ended September 30, 2006 are shown in the following table:

Expected volatility	96.89%
Expected dividends	0%
Expected terms	5.77 Years for Employees and 10 Years for Directors
Risk-free interest rate	4.31 – 5.23%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately a five year period. The expected term for employees was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The expected term for directors was estimated based on historical experience and specific terms in the option agreements. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the three and nine months ended September 30, 2006 was based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the time-based stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:

	Shares	Weighted- Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,836,215	$6.53
Granted	871,500	1.40
Forfeited or expired	(129,411)	10.42
Outstanding at September 30, 2006	2,578,304	$4.40	6.87	$—
Exercisable at September 30, 2006	1,602,186	$6.05	5.63	$—

2. Summary of Significant Accounting Policies (continued)

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the nine months ended September 30, 2006 was equal to the market price of the underlying common stock on the grant date.

Second Quarter Fiscal 2005

The following table illustrates the effect on net loss and net loss per share for the three months and nine months ended September 30, 2005, if we had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

	Three-Month Period Ended September 30 (Unaudited)	Nine-Month Period Ended September 30 (Unaudited)
	2005	2005

Net loss applicable to common shareholders	$(1,091,735)	$(3,625,656)
Non-cash compensation charges included in net loss applicable to common shareholders	6,995	27,729
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(246,897)	(476,898)
Adjusted net loss applicable to common stockholders	$(1,331,637)	$(4,074,825)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.08)	$(0.27)
Non-cash compensation charges included in net loss applicable to common stockholders	0.00	0.00
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(0.02)	(0.04)

Adjusted net loss applicable to common stockholders	$(0.10)	$(0.31)

For the purpose of the above table, the fair value of each option grant was estimated as of the date of grant by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the first nine months of fiscal 2005: dividend yield of 0%; volatility of 1.2936; risk-free interest rate ranging from 3.64% to 4.46%; and expected option lives of 5 years for employees and 10 years for Board members. The weighted-average fair value of options granted in the nine months ended September 30, 2005 was $2.90.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company’s first fiscal year beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN No. 48 to determine what effect its adoption on January 1, 2007 will have on the Company’s financial position, cash flows, and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of implementation. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier implementation encouraged. The Company does not believe that its implementation of SAB No. 108 will have an effect on the Company’s financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2008 will have on the Company’s financial position, cash flows, and results of operations.

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

The Company allocated the $8,000,000 of proceeds received in connection with the financing between the Senior Secured Debentures and the warrants on a relative fair value basis. Accordingly, the Company allocated $4,307,906 to the Senior Secured Debentures and $3,692,094 to the warrants issued. Since the Senior Secured Debentures were issued at a discount to the principal balance, the effective conversion price of the Senior Secured Debentures was less than the fair value of the Company’s common stock on the date of issuance. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," a beneficial conversion feature of $4,307,906 was recorded as a discount to the debt and a corresponding credit to additional paid-in capital on the date of issuance.

The discount on the debt is being amortized to interest expense over the term of the Senior Secured Debentures beginning on the date of issuance. Amortization of the discount of the Senior Secured Debentures was $1,249,576 and $3,707,980 for the three-month and nine-month periods ended September 30, 2006, respectively.

The principal balance of the Senior Secured Debentures is $8,000,000 as of September 30, 2006 and matures on June 30, 2007. The discount related to the Senior Secured Debentures is $3,707,980 as of September 30, 2006, and is shown as a contra-liability on the balance sheet.

On July 27, 2006, the Company entered into a Modification Agreement with certain investors in which the investors agreed to waive certain of their rights under the Securities Purchase Agreement, dated as of November 18, 2005 (the “Purchase Agreement”), and all of the other documents and instruments entered into in connection with the Purchase Agreement.

In consideration for entering into the Modification Agreement, each of the investors was issued amended A Warrants (the “Amended A Warrants”). The Amended A Warrants, which currently expire on June 30, 2007, subject to extension under certain circumstances, (i) decreased the purchase price of the original A Warrants (the “Original A Warrants”) issued in connection with the Purchase Agreement from $2.00 per Unit to $1.10 per Unit, and (ii) increased the number of Units underlying the Amended A Warrants to a total of 2,800,000 Units from 2,000,000 Units underlying the Original A Warrants. Although the number of Units increased, the shares issuable upon the exercise of the C-2 Warrants underlying such Units remained unchanged at 800,000 shares in the aggregate. The investors agreed to waive their right to cause the Company to redeem the 6% Senior Secured Debentures issued in connection with the Purchase Agreement in the event that the Company engages in a financing transaction or a series of related transactions in which 50% or more of the voting power of the Company is disposed of.

3. Convertible Notes Payable (continued)

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

The Company recorded an additional expense on the statement of operations for the three and nine month periods ended September 30, 2006 of $1,478,585 in conjunction with the amended A Warrants issued in conjunction with the July 27, 2006 Modification Agreement related to the Securities Purchase Agreement.

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

3. Convertible Notes Payable (continued)

Since the Senior Notes were issued at a discount to the principal balance, which is the basis for the optional conversion, the effective conversion price of the Senior Notes was less than the fair value of the Company’s common stock on the date of issuance. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," a beneficial conversion feature of $735,319 was measured at the date of issuance and would have been recognized and recorded as a discount on debt and a corresponding credit to additional paid-in capital if the Senior Notes had not been repaid prior to or on the Maturity Date.

The discount on the debt of $904,681 related to the warrants was being amortized to interest expense over the term of the Senior Notes beginning on the date of issuance. Amortization of the discount of the Senior Notes was $0 and $851,332 in the three-month and nine-month periods ended September 30, 2005, respectively. The discount was fully amortized in 2005.

4. Common Stock and Warrants

As of September 30, 2006, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Conversion of convertible debt	4,000,000
Series A convertible preferred stock and related dividends	19,720
Outstanding common stock warrants	8,273,450
Outstanding stock options	2,578,304
Possible future issuance under stock option plans	258,390
Total	15,129,864

The Company issued 100,000 shares of restricted stock on September 29, 2006 to a director of the Company for consulting services. Of the shares, 25,000 vested immediately and the remaining vest monthly over 1 year. The restricted stock was valued at $80,000, and $20,000 was expensed immediately as non-cash consulting expense during the three and nine months ended September 30, 2006.

5. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of September 30, 2006. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. No dividends have been paid in 2005 or 2006. Cumulative unpaid dividends at September 30, 2006 were $401,167.

5. Preferred Stock (continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management’s Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

Oasys Mobile does business in three key areas in the mobile media applications market:

•	Branded Mobile Games and Applications.
•	White Label Services.
•	OasysMobile.com – Our Mobile Lifestyle Portal.

Branded Mobile Games and Applications

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

Oasys Mobile’s partner and product portfolio includes such household names as Alex Rodriquez, Sony BMG, Mattel, Churchill Downs, Golf Digest, Phil Hellmuth, The Wall Street Journal, Hooters, Howard Lederer and The Associated Press. Mobile media applications based on these brands, and other popular consumer applications, are deployed across 75 major wireless carriers and distribution partners in the United States and abroad.

Oasys Mobile builds its consumer applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP). We currently distribute our branded applications primarily through major wireless carriers who make our products available to their customers on their distribution decks. Users typically purchase and download our applications through a wireless carrier’s branded mobile data service accessed directly from their mobile handsets, which are enabled by technologies such as BREW, J2ME, Symbian and WAP. These wireless carrier services include, among others, Verizon Wireless’ Get It Now, Cingular’s Media Mall, Sprint’s PCS Vision, Alltel’s Axcess, US Cellular’s Easy Edge and T-Mobile’s t-zones.

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

Through OasysMobile.com, we can distribute our own proprietary mobile content and third party mobile content and offer creative pricing and bundling of content and services directly to mobile consumers. By leveraging our experience in the mobile media space, Oasys Mobile is able to offer a comprehensive suite of services that add value to the mobile data consumer.

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

Results of Operations

Three-Month Period Ended September 30, 2006 Compared to Three-Month Period Ended September 30, 2005

Revenues

	Three Months Ended September 30
		% of Total		% of Total
	2006	Revenues	2005	Revenues	$ Change	% Change

Revenues by category:
Wireless applications
and contracts	$2,116,360	99.9%	$2,054,744	99.8%	$61,616	3.0%
Wireless license fees	2,000	0.1	3,500	0.2	(1,500)	(42.9)%
Total revenues	$2,118,360	100.0%	$2,058,244	100.0%	$60,116	2.9%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $61,616 to $2,116,360 in the three-month period ended September 30, 2006, up 3.0% from $2,054,744 in the three-month period ended September 30, 2005. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers. The Company’s products, including Mattel’s UNO® Challenge and College and Greek Logos both have shown strong growth during the three months ended September 30, 2006. In addition, the Company launched UNO® Free Fall during the period. Our contract with Sports Illustrated expired March 14, 2006. Excluding revenues generated from Sports Illustrated, our revenues from wireless subscriptions and downloads in the three-month period ended September 30, 2006 increased 29.1% over the three-month period ended September 30, 2005.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $2,000 and $3,500 in the three-month periods ended September 30, 2006 and 2005, respectively.

Costs of Revenues

	Three Months Ended September 30
	2006	2005	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$1,289,890	$1,008,937	$280,953	27.8%
Total cost of revenues	$1,289,890	$1,008,937	$280,953	27.8%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $280,953 to $1,289,890 in the three-month period ended September 30, 2006, up 27.8% from $1,008,937 in the three-month period ended September 30, 2005. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and fees associated with content information provided by our content providers for wireless applications which were deployed during the three-month period ended September 30, 2006. The costs related to third-party hosting are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our costs of revenues could vary depending on the mix of products sold in a given period.

In addition, the Company was selected by Sprint during the three-month period ended September 30, 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship.

Gross Profit

	Three Months Ended September 30
	2006	2005	$ Change	% Change
Gross profit by category:
Wireless applications and contracts	$826,470	$1,045,807	$(219,337)	(21.0)%
Wireless license fees	2,000	3,500	(1,500)	(42.9)%
Total gross profit	$828,470	$1,049,307	$(220,837)	(21.0)%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications decreased $219,337 to $826,470 for the three-month period ended September 30, 2006, a decrease of 21.0% over the gross profit for the three-month period ended September 30, 2005 of $1,045,807. The decrease in gross profit resulting from these activities is due primarily to certain new content partner arrangements with higher royalty payments. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our gross profit could vary depending on the mix of products sold in a given period. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

In addition, the Company was selected by Sprint during the three-month period ended September 30, 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship. The level of revenues that are earned from this arrangement as compared to other wireless application revenues could impact gross profit.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $2,000 and $3,500 for the three-month periods ended September 30, 2006 and 2005, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Three Months Ended September 30
	2006	2005	$ Change	% Change

General and administrative	$848,408	$659,831	$188,577	28.6%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting, investor relations and other professional fees. General and administrative expenses for the three-month period ended September 30, 2006 were $848,408, compared to $659,831 for the three-month period ended September 30, 2005. The increase in general and administrative expenses was the net effect of an increase of approximately $220,000 related to severance as provided in an agreement with the former Chief Executive Officer of the Company and decreases due to fees associated with the Qualcomm QuickPay program during the three-month period ended September 30, 2005, as well as decreases in general office expenses. The Company terminated its participation in the Qualcomm QuickPay program in early 2006.

Research and Development Expenses

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Research and development	$1,006,250	$916,284	$89,966	9.8%

Research and development expenses for the three-month period ended September 30, 2006 were $1,006,250 compared to $916,284 for the three-month period ended September 30, 2005. The increase in research and development expenses is due to the increase in the number of applications that the Company is developing for future revenue generation, as well as the development for modifications to the Oasys Mobile portal. We currently have several new products in development. The Oasys Mobile portal launched during the first quarter of 2006 and we are continuing to add new functionality. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Sales and marketing	$1,128,856	$503,932	$624,924	124.0%

Sales and marketing expenses consist primarily of salaries, consulting fees, marketing agency fees, marketing programs, collateral and other professional fees. Sales and marketing expenses for the three-month period ended September 30, 2006 were $1,128,856 compared to $503,932 for the three-month period ended September 30, 2005. The increase in sales and marketing expenses during the current period as compared to the prior period was primarily due to the event-related marketing, partner marketing arrangements and search marketing for the Oasys Mobile portal and certain carrier campaigns. The increase in sales and marketing expenses reflects our focus to deploy and market new products in order to continue increasing revenues in a cost effective manner.

Non-Cash Compensation Expenses

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Non-cash compensation	$259,491	$6,995	$252,496	3,609.7%

Non-cash compensation for the three-month period ended September 30, 2006 was $370,810 compared to $6,995 for the three-month period ended September 30, 2005. The increase in non-cash compensation expense was due to new accounting requirements for the expensing of stock options issued to employees. Non-cash compensation for the three-month period ended September 30, 2006 reflects the fair value of employee stock options earned during the period. Non-cash compensation for the three-month period ended September 30, 2005 reflects the amortization for three months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Modification of warrants in conjuntion with the Securities Purchase Agreement

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Modification of warrants in conjuntion with the Securities Purchase Agreement	$1,478,585	$—	$1,478,585	100.0%

Modification of warrants in conjunction with the Securities Purchase Agreement for the three-months ended September 30, 2006 was 1,478,585.  This related to a modification on the warrants and the Securities Purchase Agreement associated with the convertible notes entered into in November 2005.  The modification was made on July 27, 2006.  There were no similar transactions in the three-month period ended September 30, 2005.

Non-Cash Consulting Expenses

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Non-cash consulting expense	$20,000	$5,207	$14,793	284.1%

Non-cash consulting expense for the three-month period ended September 30, 2006, in the amount of $20,000 is related to the amortization of restricted stock. The Company issued 100,000 shares of restricted stock on September 29, 2006 to a director of the Company for consulting services. Of the shares, 25,000 vested immediately and the remaining vest monthly over 1 year. The restricted stock was valued at $80,000, and $20,000 was expensed immediately.

Non-cash consulting expense for the three-month period ended September 30, 2005, in the amount of $5,207 is attributable to 1,946 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Interest Expense, net

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Interest, net	$73,663	$653	$73,010	11,180.7%

Interest expense, net, for the three-month period ended September 30 2006, was $73,663 compared to interest expense of $653 for three-month period ended September 30, 2005. Interest expense for the three-month period ended September 30, 2006 primarily related to interest costs associated with convertible notes. There were no convertible notes outstanding during the three-month period ended September 30, 2005. The interest expense for the three-month period ended September 30, 2006 is net of interest income earned on cash.

Amortization of discount on debt and beneficial conversion feature

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$1,249,576	$—	$1,249,576	100.0%

Amortization of discount on debt and beneficial conversion feature for the three-month period ended September 30, 2006 was $1,249,576. This related to amortization of the discounts on the convertible notes payable entered into in November 2005. There were no convertible notes outstanding during the three-month period ended September 30, 2005.

Net Loss

	Three Months Ended September 30
	2006	2005	$ Change	% Change

Net loss	$5,236,359	$1,043,595	$4,192,764	401.8%

As a result of the factors discussed above, the net losses for the three-month periods ended September 30, 2006 and 2005 were $5,236,359 and $1,043,595, respectively.

Nine-Month Period Ended September 30, 2006 Compared to Nine-Month Period Ended September 30, 2005

Revenues

	Nine Months Ended September 30
		% of Total		% of Total
	2006	Revenues	2005	Revenues	$ Change	% Change

Revenues by category:
Wireless applications
and contracts	$6,019,251	99.6%	$5,833,777	99.9%	$185,474	3.2%
Wireless license fees	24,750	0.4	8,700	0.1	16,050	184.5%
Total revenues	$6,044,001	100.0%	$5,842,477	100.0%	$201,524	3.4%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $185,474 to $6,019,251 in the nine-month period ended September 30, 2006, up 3.2% from $5,833,777 in the nine-month period ended September 30, 2005. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers. The Company’s products, including Mattel’s UNO® Challenge, Mobile Graffiti, and College and Greek Logos both have shown strong growth during the nine months ended September 30, 2006. In addition, the Company launched UNO® Free Fall during the period. Our contract with Sports Illustrated expired March 14, 2006. Excluding revenues generated from Sports Illustrated, our revenues from wireless subscriptions and downloads in the nine-month period ended September 30, 2006 increased 28.5% over the nine-month period ended September 30, 2005.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $24,750 and $8,700 in the nine-month periods ended September 30, 2006 and 2005, respectively.

Costs of Revenues

	Nine Months Ended September 30
	2006	2005	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$3,367,298	$2,848,552	$518,746	18.2%
Total cost of revenues	$3,367,298	$2,848,552	$518,746	18.2%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $518,746 to $3,367,298 in the nine-month period ended September 30, 2006, up 18.2% from $2,848,552 in the nine-month period ended September 30, 2005. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and fees associated with content information provided by our content providers for wireless applications which were deployed during the nine-month period ended September 30, 2006. The costs related to third-party hosting are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our costs of revenues could vary depending on the mix of products sold in a given period.

In addition, the Company was selected by Sprint during the nine-month period ended September 30, 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship.

Gross Profit

	Nine Months Ended September 30
	2006	2005	$ Change	% Change
Gross profit by category:
Wireless applications and contracts	$2,651,953	$2,985,225	$(333,272)	(11.2)%
Wireless license fees	24,750	8,700	16,050	184.5%
Total gross profit	$2,676,703	$2,993,925	$(317,222)	(10.6)%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications decreased $333,272 to $2,651,953 for the nine-month period ended September 30, 2006, a decrease of 11.2% over the gross profit for the nine-month period ended September 30, 2005 of $2,985,225. The decrease in gross profit resulting from these activities is due primarily to certain new content partner arrangements with higher royalty payments. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our gross profit could vary depending on the mix of products sold in a given period. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

In addition, the Company was selected by Sprint during the nine-month period ended September 30, 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship. The level of revenues that are earned from this arrangement as compared to other wireless application revenues could impact gross profit.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $24,750 and $8,700 for the nine-month periods ended September 30, 2006 and 2005, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

General and administrative	$2,278,915	$2,095,090	$183,825	8.8%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting, investor relations and other professional fees. General and administrative expenses for the nine-month period ended September 30, 2006 were $2,278,915, compared to $2,095,090 for the nine-month period ended September 30, 2005.  The increase in general and administrative expenses was primarily due to approximately $220,000 related to severance as provided in an agreement with the former Chief Executive Officer of the Company.

Research and Development Expenses

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Research and development	$2,726,776	$2,237,974	$488,802	21.8%

Research and development expenses for the nine-month period ended September 30, 2006 were $2,726,776 compared to $2,237,974 for the nine-month period ended September 30, 2005. The increase in research and development expenses is due to the increase in the number of applications that the Company is developing for future revenue generation, as well as the development for the Oasys Mobile portal. We currently have several new products in development. The Oasys Mobile portal launched during the first quarter of 2006 and we are continuing to add new functionality. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Sales and marketing	$3,039,366	$1,143,196	$1,896,170	165.9%

Sales and marketing expenses consist primarily of salaries, consulting fees, marketing agency fees, marketing programs, collateral and other professional fees. Sales and marketing expenses for the nine-month period ended September 30, 2006 were $3,180,783 compared to $1,143,196 for the nine-month period ended September 30, 2005. The increase in sales and marketing expenses during the current period as compared to the prior period was primarily due to the event-related marketing, partner marketing arrangements and search marketing for the Oasys Mobile portal and certain carrier campaigns. The increase in sales and marketing expenses reflects our focus to deploy and market new products in order to continue increasing revenues in a cost effective manner.

Non-Cash Compensation Expenses

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Non-cash compensation	$917,260	$27,729	$889,531	3,207.9%

Non-cash compensation for the nine-month period ended September 30, 2006 was $917,260 compared to $27,729 for the nine-month period ended September 30, 2005. The increase in non-cash compensation expense was due to new accounting requirements for the expensing of stock options issued to employees. Non-cash compensation for the nine-month period ended September 30, 2006 reflects the fair value of employee stock options earned during the period. Non-cash compensation for the nine-month period ended September 30, 2005 reflects the amortization for nine months of deferred compensation resulting from stock options granted in prior years, at prices below the fair value of the underlying common stock.

Modification of warrants in conjuntion with the Securities Purchase Agreement

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Modification of warrants in conjuntion with the Securities Purchase Agreement	$1,478,585	$—	$1,478,585	100.0%

Modification of warrants in conjunction with the Securities Purchase Agreement for the nine-months ended September 30, 2006 was 1,478,585.  This related to a modification on the warrants and the Securities Purchase Agreement associated with the convertible notes entered into in November 2005.  The modification was made on July 27, 2006.  There were no similar transactions in the nine-month period ended September 30, 2005.

Non-Cash Consulting Expenses

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Non-cash consulting expense	$20,000	$15,608	$4,392	28.1%

Non-cash consulting expense for the nine-month period ended September 30, 2006, in the amount of $20,000 is related to the amortization of restricted stock. The Company issued 100,000 shares of restricted stock on September 29, 2006 to a director of the Company for consulting services. Of the shares, 25,000 vested immediately and the remaining vest monthly over 1 year. The restricted stock was valued at $80,000, and $20,000 was expensed immediately.

Non-cash consulting expense for the nine-month period ended September 30, 2005, in the amount of $15,608 is attributable to 4,713 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-Cash Settlements

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Non-cash settlements	$—	$58,750	$(58,750)	(100.0)%

Non-cash settlements totaling $58,750 for the nine months ended September 30, 2005 resulted from the settlement of the remaining amount of a note payable with Holland & Knight LLP (“H&K”) of $184,382 with the issuance to H&K of 47,673 shares of the Company’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of the Company’s common stock on the date of the settlement agreement. The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $184,382, totaling $58,750, was recorded as settlement loss.

The Company did not enter into any non-cash settlements during the nine-month period ended September 30, 2006.

Interest Expense, net

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Interest, net	$176,021	$45,482	$130,539	287.0%

Interest expense, net, for the nine-month period ended September 30, 2006, was $176,021 compared to interest expense of $45,482 for nine-month period ended September 30, 2005. Interest expense for the nine-month periods ended September 30, 2006 and 2005 primarily related to interest costs associated with convertible notes. The Senior Notes outstanding in 2005 were repaid in March 2005. The interest expense for the nine-month period ended September 30, 2006 is net of interest income earned on cash.

Amortization of discount on debt and beneficial conversion feature

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$3,707,980	$851,332	$2,856,648	335.6%

Amortization of discount on debt and beneficial conversion feature for the nine-month period ended September 30, 2006 was $3,707,980. This related to amortization of the discounts on the convertible notes payable entered into in November 2005.

Amortization of discount on debt and beneficial conversion feature for the nine-month period ended September 30, 2005 was $851,332. This related to amortization of the discounts on the convertible notes payable entered into in December 2004. These notes were repaid in March 2005 and the discount was fully amortized as interest expense in the nine-month period ended September 30, 2005.

Net Loss

	Nine Months Ended September 30
	2006	2005	$ Change	% Change

Net loss	$11,668,200	$3,481,236	$8,186,964	235.2%

As a result of the factors discussed above, the net losses for the nine-month periods ended September 30, 2006 and 2005 were $11,668,200 and $3,481,236, respectively.

Liquidity and Capital Resources

As of September 30, 2006 we had $2,961,728 of cash on hand, a working capital deficit of $2,471,759, and approximately $7.8 million in current liabilities, including $4.3 million in convertible notes payable.

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

Other Matters

From inception through our 2005 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations through 2006. However, business opportunities, such as product or geographic expansion, or the acquisition of product lines or companies may present themselves. If we were to pursue these opportunities, they may require that we raise additional capital through the issuance of our equity securities or that we issue shares of our common stock or other equity securities in connection with acquisitions. If we have to raise additional funding, we cannot guarantee that we will be able to raise the necessary capital or that, if we do so, it will be on favorable terms. We may have to sell equity at below market rates, and any future sales of our capital stock to finance our business plan will dilute our existing stockholders’ ownership.

Subject to our liquidity constraints (including our need to dedicate cash flow to meet our obligations on a timely basis), we intend to invest a larger portion of our working capital on:

•	increasing subscriber adoption of our applications through marketing and promotions;
•	securing top-tier brands;
•	the development and delivery of new wireless applications;
•	the marketing of applications to lay the foundation of future substantial revenue generation.

Cash Flow Information

	Nine Months Ended September 30
	2006	2005
Cash used in operating activities	$(5,982,791)	$(1,928,788)
Cash used in investing activities	$(31,277)	$(60,837)
Cash (used in) provided by financing activities	$(9,362)	$2,822,836

Cash Flow used in Operating Activities. Net cash used in operating activities was $5,982,791 in the nine-month period ended September 30, 2006, compared to $1,928,788 in the corresponding period of the prior year. The increase in net cash used in operating activities was due to the following:

•
increase in net loss due to investments in the development and marketing planning for the new Oasys Mobile portal launched in the first quarter of 2006, and marketing expenses related to several carrier and portal marketing campaigns, including event-based marketing and partner marketing arrangements;

•	a two-month lag on payments from Qualcomm due to our ending our participation in the Qualcomm Quick Pay Program early in 2006;
•	increases in payments to service providers in preparation for the launch of the portal;
•	payment of approximately $220,000 made in September 2006 related to severance as provided in an agreement with the former Chief Executive Officer of the Company.

Cash Flow used in Investing Activities. Net cash used in investing activities was $31,277 and $60,837 in the nine-month periods ended September 30, 2006 and 2005, respectively, representing computer equipment purchases.

Cash Flow (used in) provided by Financing Activities. Cash flow used in financing activities in the nine-month period ended September 30, 2006 related to payments on capital lease obligations. Net cash provided by financing activities was $2,822,836 in the nine-month period ended September 30, 2005 and consisted of the following:

•	proceeds from issuance of Senior Notes of $215,000.
•	proceeds from the exercise of 1,264,296 stock warrants and 58,960 stock options of $4,332,878.
•	principal payments on Senior Notes of ($1,640,000).
•	principal payments on note payable obligations of ($85,042).

Contractual Obligations

At September 30, 2006, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating and capital leases, notes payable and content partner arrangements.

The following table summarizes our contractual obligations at September 30, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Operating Leases	Notes Payable	Purchase Obligations	Capital Leases
Three months ending December 31, 2006	$185,663	$61,384	$77,500	$42,000	$4,779
Year ending December 31, 2007	8,191,834	4,716	8,000,000	168,000	19,118
Year ending December 31, 2008	23,711	4,716	—	—	18,995
Year ending December 31, 2009	3,323	1,965	—	—	1,358

Total contractual obligations	$8,404,531	$72,781	$8,077,500	$210,000	$44,250

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company’s first fiscal year beginning after December 15, 2006. We are currently evaluating the provisions of FIN No. 48 to determine what effect its adoption on January 1, 2007 will have on our financial position, cash flows, and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of implementation. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier implementation encouraged. We do not believe that our implementation of SAB No. 108 will have an effect on our financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2008 will have on our financial position, cash flows, and results of operations.

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

There were no costs related to the wireless license fee revenue generated during the nine months ended September 30, 2006 and 2005 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Executive Vice-President of Corporate Development ("EVP") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the EVP and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1	Rule 13a-14(a)/15a-14(a) Certification of Donald T. Locke, Executive Vice-President of Corporate Development (principal executive officer)
Exhibit 31.2	Rule 13a-14(a)/15a-14(a) Certification of Tracy T. Jackson, Chief Financial Officer (principal financial and chief accounting officer)
Exhibit 32.1	Section 1350 Certification of Donald T. Locke, Executive Vice-President of Corporate Development (principal executive officer)
Exhibit 32.2	Section 1350 Certification of Tracy T. Jackson, Chief Financial Officer (principal financial and chief accounting officer)

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OASYS MOBILE, INC.

Date: November 17, 2006	By:	/s/ DONALD T. LOCKE
Donald T. Locke Executive Vice-President of Corporate Development (principal executive officer)

Date: November 17, 2006	By:	/s/ TRACY T. JACKSON
Tracy T. Jackson Chief Financial Officer (principal financial and chief accounting officer)