Form 10-K
period 2006-12-31
Oasys Mobile, Inc.
filed 2007-04-02
CIK 1104332

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _________

Commission File Number: 0-29625

OASYS MOBILE, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	65-0185306
(State of incorporation)	(I.R.S. Employer Identification No.)

5400 Trinity Road, Suite 208
Raleigh, North Carolina 27607
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

The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of June 30, 2006, was approximately $8,510,490 based on the average of the bid and asked price of the stock reported for such date. For the purpose of the foregoing calculation, the shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of March 25, 2007 was 13,748,836.

OASYS MOBILE, INC.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

EXPLANATORY NOTE

Reverse Stock Split

On March 11, 2005, we amended our Amended and Restated Articles of Incorporation as a Florida corporation to effect a reverse split of our common stock in which every ten (10) shares of such common stock, par value $.001 per share, issued and outstanding as of such date was automatically reclassified and converted into one (1) share of common stock, par value $.001 per share. Accordingly, all share and per share amounts in this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, have been retroactively adjusted to give effect to this event. On March 11, 2005, we were reincorporated into the State of Delaware, and on January 30, 2006, we amended our Certificate of Incorporation to change our corporate name to Oasys Mobile, Inc.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements made in the section of this annual report under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this annual report containing the words “believes,” “anticipates,” “plans,” “should,” “expects”, “intends” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties, and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. Some of the most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	our ability to raise capital to pay our 6% Senior Secured Convertible Debentures balance of $8,000,000 due June 30, 2007;

•	our ability to generate sufficient working capital to meet our operating requirements;

•	our future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);

•	our future revenue opportunities;

•	our ability to develop and enter into strategic relationships with wireless service providers, semiconductor and device designers, mobile and wireless device manufacturers and content providers;

•	timely deployment by wireless service providers, semiconductor and device designers, and wireless device manufacturers of our wireless applications in their networks and mobile information devices;

•	the continued growth in demand for wireless and mobile usage;

•	our new product development and acceleration of commercial deployment of such products;

•	the future adoption of our current and future products, services, and technologies;

•	the future growth of our customer base;

•	technological competition, which creates the risk of our technology being rendered obsolete or noncompetitive;

•	the lack of patent protection with respect to our technology;

•	potential infringement of the patent rights of third parties; and

•	evolving technology trends.

Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this annual report. In light of the significant uncertainties inherent in the forward-looking statements included in this annual report, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. We undertake no obligation to publicly update any forward-looking statements, whether as the result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make in our subsequent quarterly on Form 10-Q, current reports on Form 8-K, annual reports on Form 10-K, and other reports filed with the SEC. Also note that we provide the following cautionary discussion of risks, uncertainties, and assumptions relevant to our business in “Item 1A - Risk Factors” of this annual report. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed there could also adversely affect us.

ITEM 1. BUSINESS

The predecessor company to Oasys Mobile, Inc. was originally founded in 1984. The company was reincorporated as a Delaware corporation on March 11, 2005, and on January 31, 2006, the company changed its name to Oasys Mobile, Inc. Except where otherwise indicated, the terms “Oasys Mobile”, “we,” “us” and “our” refer to Oasys Mobile, Inc. Our executive offices are located at 5400 Trinity Road, Suite 208, Raleigh, NC 27607, and our telephone number is (919) 807-5600.  Our corporate Internet website address is www.oasysmobileinc.com.

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

Corporate Overview

Oasys Mobile does business in three key areas in the mobile media applications market:

•	Branded Mobile Applications;
•	Aggregation; and
•	White Label Services.

Branded Mobile Applications

Oasys Mobile is a leading provider of premium mobile media content, products and services that are distributed through top-tier wireless carriers in the United States and abroad. We develop, publish and distribute more than 35 branded mobile applications in four major categories:

•	Games;
•	Messaging;
•	Personalization; and
•	Entertainment.

We currently have relationships with wireless carriers that account for 97% of all wireless subscribers in the United States. We also have direct relationships with international carriers covering Canada, Latin America, Australia, Israel, the United Kingdom, Ireland, Italy and China and indirect carrier relationships covering all of Europe and Asia.

Oasys Mobile's partner and product portfolio includes such household names as Mattel, Phil Hellmuth, Fujifilm, America Online, Alex Rodriguez, The Grateful Dead, Hooters Calendar, Churchill Downs, Golf Digest, The Wall Street Journal, Howard Lederer and The Associated Press. Mobile media applications based on these brands, and other popular consumer applications, are deployed across 75 major wireless carriers and distribution partners in the United States and abroad.

During 2007, Oasys Mobile plans to release 20 new products, further expand the number and reach of its carrier and distribution partners, especially in new international markets, and enter into new content and brand partnerships.

Oasys Mobile builds its consumer applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP). We currently distribute our branded applications primarily through major wireless carriers who make our products available to their customers on their distribution decks. Users typically purchase and download our applications through a wireless carrier's branded mobile data service accessed directly from their mobile handsets, which are enabled by technologies such as BREW, J2ME, Symbian and WAP. These wireless carrier services include, among others, Verizon Wireless' Get It Now, Cingular’s Media Mall, Sprint Nextel’s Vision, Alltel’s Axcess, US Cellular’s Easy Edge and T-Mobile’s t-zones.

We believe that the quality of our applications, the breadth of our distribution and licensing relationships and the advantages we gain through our technology will enable us to gain share in this growing market.

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

Aggregation

During the third quarter of 2006, Oasys Mobile was selected by Sprint Nextel to be an aggregator of personalization content across its wireless network. Oasys Mobile is one of two designated companies to facilitate the sale of personalization content on the carrier deck for Sprint Nextel and has expanded the distribution to include the Boost distribution deck. Oasys Mobile manages the aggregation of Sprint PCS personalization content offered by Sprint Nextel through its PCS Vision service. The offerings via Sprint’s PCS Vision Service includes the "Ringers" category (ringtones, video ringtones), and "Screensavers" category that includes static, animated, and video wallpapers.

Oasys Mobile has partnered with 9-Squared, Zingy, Corbis, SmartPhones, and The Orchard to launch their personalization content on the Sprint Nextel network.

Oasys Mobile is currently in discussions with other wireless carriers to further grow its aggregation business. In addition, we continue to seek out and establish relationships with new content partners for our aggregation platform.

White Label Services

In January 2006, we launched OasysMobile.com, a mobile lifestyle portal that was directed at the teen and young adult market that allowed users to access content outside of the distribution decks of the wireless carriers. Oasys Mobile entered into agreements with several third-party providers for the distribution of these providers’ content through the OasysMobile.com portal. Through OasysMobile.com, we offer a catalogue of unique content, including ringtones, truetones, wallpapers and games. All users of the OasysMobile.com portal can safely store any purchased content in a virtual “locker” that can be accessed anytime, anywhere by a user. These password-protected lockers provide secure, online storage for a user’s mobile content should they upgrade, lose or break their mobile device. In most wireless systems, when a user’s handset is lost, stolen or upgraded, all of the valuable content that has already been purchased by that user is also lost and must be repurchased. Our virtual locker allows consumers to eliminate this concern and keep the wireless content they have previously purchased. We have filed a patent application and have a patent pending on this virtual locker technology and mechanism.

Because of low traffic flow and low margins in our off-deck, direct-to-consumer business, Oasys Mobile recently reassessed the portal operations and redirected its resources in an effort to monetize the technology investment in the OasysMobile.com portal through its White-Label efforts.

The Oasys White-Label products and services leverage the same content and functionality as OasysMobile.com and the WAP portal and gives wireless carriers and content providers access to alternate distribution channels, which allows them to offer their mobile applications outside of the wireless carriers’ distribution decks and reach more customers. Oasys Mobile’s White-Label portal services can be customized for any carrier or content partner to create their own branded mobile content storefront to distribute products while maintaining a consistent brand identity. We are currently in contract negotiations with several companies to develop white-label portals for the distribution of their content. These portals would also utilize Oasys Mobile’s patent pending locker technology.

In addition, Oasys Mobile can quickly and easily provide a content brand or carrier its own back-end application platform. For example, Oasys Mobile’s photo platform has a user-friendly interface that makes it easy for subscribers to save and share photos and order prints of all their camera and online album pictures right from their camera phone. Oasys Mobile has created back-end photo-sharing platforms for Boost Mobile and Sprint/Nextel, both of which are successful and available today.

Oasys Mobile is currently exploring how to capitalize on the Oasys Mobile gaming community, which encompasses over 1,300,000 gamers playing Oasys Mobile’s multi-player games. One possibility is the development of  a gaming community not only for the users of Oasys Mobile games, but for games produced by other third-party game developers as well. In addition, we are negotiating agreements to provide ad-supported gaming and free game downloads from OasysMobile.com.

Revenue

The majority of our revenue currently comes from the distribution of our branded mobile applications and content in the United States and Canada, but we do expect more revenue from the distribution of our applications internationally. Verizon, Cingular, Sprint Nextel and Alltel, our largest wireless carrier relationships, accounted for approximately 31%, 22%, 13% and 11% of our total revenues, respectively, during the fiscal year ended December 31, 2006.

Branded Application Content Agreements

The majority of the branded mobile applications developed and deployed by Oasys Mobile, as well as future applications, have been developed by us through a process that involves (i) securing agreements with content providers and carriers, (ii) developing the mobile applications, (iii) porting the applications over an extensive reach of handsets and (iv) launching the applications on the wireless carriers distribution decks. We outsource the infrastructure needed for the hosting and delivery of our branded applications.

Our Technology

Our technology works over existing second generation (2G) wireless networks, as well as 2.5G and 3G networks, and is not generally limited by the wireless network. Our wireless applications are designed to take advantage of multimedia enhancements in the latest generation of mobile handsets, including high-resolution color, display camera capabilities, increased processing power, improved graphics and improved audio capabilities.

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

We believe that growth in the wireless applications market has been positively influenced by a number of key factors and trends that we expect to continue in the near future, including:

Accelerating Deployment of Advanced Wireless Networks.  Advances in wireless networks are increasingly enabling convenient and rapid downloads of large files such as mobile games and other mobile applications. In addition, these advanced networks have improved merchandising capabilities, as well as flexible provisioning and billing capabilities for data applications such as pay-per-play, that provide the infrastructure necessary for purchasing and downloading mobile games. We believe that incremental revenue from data-centric usages, such as accessing the Internet and downloading mobile games, helps wireless carriers recoup their multi-billion dollar investments in next-generation infrastructure. Juniper Research, in its June 2006 “Mobile Games: Subscription & Download, 2006-2011” report, estimates that the number of wireless subscribers on 2.5G and 3G networks, which facilitate the latest and highest quality mobile games, will grow from 970 million subscribers in 2006 to 1.8 billion subscribers in 2010.

Availability of Mobile Handsets with Multimedia Capabilities.    Annual mobile phone sales were 810 million units in 2005 and are expected to grow to 1 billion units in 2009, according to research firm Gartner Inc. In recent years, the mobile handset has evolved from a voice-only device to a personal data and voice communications device that enables access to wireless content and data services. Mobile handset manufacturers are competing for consumers by designing next-generation mobile handsets with enhanced features, including built-in digital cameras, color screens, music, data connectivity and video. Worldwide sales of camera phones reached 295.5 million units in 2005, representing 38% of total worldwide mobile phone sales, according to Gartner Inc. Info Trends expects this to grow to 903 million camera phones sales by 2010, representing 87% of all cellular phones shipped. We believe that the availability of these next-generation mobile handsets is driving demand for wireless applications that take advantage of these advanced multimedia capabilities.

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

Growth in the Mobile Games Industry. Approximately 60% of Oasys Mobile’s revenue for the fiscal year ended December 31, 2006, came from the mobile games we distribute. We expect a large part of our revenue to come from our mobile games business for the foreseeable future. Juniper Research, a market research firm, in its June 2006 “Mobile Games: Subscription & Download , 2006-2011” report, estimates that the worldwide market for mobile games will grow from $3.1 billion in 2006 to $10.5 billion in 2009, representing an annual growth rate of 50.2%. We believe that the rapid growth of the mobile game market has been driven by continued advances in wireless communications technology, proliferation of multimedia-enabled mobile handsets, increasing availability of high-quality mobile games and increasing end-user awareness of, and demand for, mobile games. Oasys Mobile is well positioned to benefit from this strong market growth.

Challenges for Wireless Applications Developers and Distributors

We believe the major challenges faced by wireless application developers, like us, include:

Limited awareness of off-deck purchases. The majority of consumers today who download content to their mobile phone do so through their wireless carrier’s download catalog or deck. Currently, only a small percentage of consumers have purchased content from off-deck portal websites in the United States, whereas in Europe, an overwhelming percentage of mobile content purchases are made in off-carrier transactions. Increasing the level of awareness by consumers in the United States as to the availability of content through such off-portal websites is critical in growing our White-Label business.

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

Need to Create Compelling Content.    Customers are demanding increasingly sophisticated and compelling applications. Developers must be able to develop or license content that can satisfy ever-changing customer needs. To meet these demands for new and compelling content, developers must license or acquire externally developed applications, including brand names, or if they have the necessary resources, invest in research and development in order to enhance their current offerings and develop new applications internally.

Rapidly Evolving Market.    The wireless applications market is evolving rapidly, and developers must have the management and technical expertise to respond adequately to the increasing technological sophistication and complexity of mobile handsets and wireless networks. To succeed, developers must possess not only technological skills but also the ability to manage large, technically complex application development, testing, deployment and distribution efforts.

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

Our Competitive Strengths

We believe we have a proven capability to develop high-quality mobile games and other wireless applications that engage end users. Our portfolio of more than 35 games and other mobile applications includes a variety of genres and is designed to appeal to the diverse interests of the broad wireless subscriber population. As the mobile entertainment market continues to develop, we believe that wireless carriers and branded content owners will increasingly recognize the benefits of partnering with independent mobile entertainment publishers that have achieved the scale necessary to develop and publish a consistent portfolio of high-quality games and other mobile applications and to distribute them globally. We believe that we will continue to be attractive to carriers, content owners and end users because of the following strengths:

Applications Development Expertise.    We develop our branded applications with an emphasis on innovation and quality. Our applications have consistently received high rankings from industry critics. We believe these high-quality, innovative applications build brand loyalty among our customers.

Mobile Game Expertise. Two of the top mobile revenue generating applications are published by Oasys Mobile, including Texas Hold’em by Phil Hellmuth and the UNO® series of applications. Both Texas Hold’em by Phil Hellmuth and UNO® Challenge were included in the top 10 best sellers list of games for mobile phones in the United States in the May 2006 rankings by M:Metrics. Oasys Mobile also shares the leading market share position (21%) with Electronic Arts for revenues in the fourth quarter of 2006 in the Casino/Card Games category, according to Telephia’s market research.

Diverse Portfolio of Properties.    We develop and distribute a diverse portfolio of branded wireless applications. Our applications span multiple categories and are based on intellectual properties that we have created and own and from major consumer brands that we license from third parties. Our licensors include Mattel, Phil Hellmuth, America Online, Fujifilm, The Associated Press, The Wall Street Journal, Alex Rodriguez, Howard Lederer, Golf Digest, Hooters Calendar, The Grateful Dead and others.

Proven Revenue-Generating Catalog.    Many of our applications have lasting appeal and continue to generate revenue long after their initial release due to their high quality and broad availability. In addition to introducing new applications, we continuously update certain of our existing applications to take advantage of enhanced functionality of new mobile phone models, which extends the useful life of our applications. The market data we collect from sales and usage of our applications has provided us with valuable insight into carrier and customer preferences which we are applying to our future branded application development.

Multiple Carrier Relationships.    Currently, wireless carriers are the primary distributors of our applications. We have established agreements to distribute our applications through 75 wireless carriers and distribution partners worldwide. We believe we have been able to build our carrier distribution channels as a result of our early commitment to the market, our focus on service to the wireless carriers, the consistent high quality of our applications and our ability to deploy those applications on a broad range of mobile devices. We believe that the time and difficulty involved in building a global wireless distribution channel represents a significant barrier to entry for our potential competitors.

Proprietary Technology and Commitment to Research and Development.    We invest aggressively in research and development to create applications that leverage the advanced capabilities of next-generation mobile handsets and wireless networks. We have created proprietary technologies that enable us to develop and deploy innovative applications to more than 450 mobile phone models. Our proprietary technologies reduce our reliance on third-party technology platforms and enable us to adapt quickly to rapid advances in wireless network and mobile phone technologies. In addition, these technologies allow us to remain neutral to the technology choices made by wireless carriers and mobile phone manufacturers, and enable us to reach the broadest number of wireless subscribers possible.

Proprietary Porting Capabilities.  We have developed proprietary technologies and processes designed to increase the profitability of our games. These technologies and processes include a standardized development process designed to facilitate efficient porting, a tool library covering each handset model and ongoing work flow analysis tools. Once developed, mobile games may need to be ported to more than 1,000 different handset models, many with different technological requirements. Therefore, the ability to port mobile games quickly and cost effectively can be a competitive differentiator among mobile game publishers and a barrier to entry for other potential market entrants. Our porting capabilities, along with other processes we have developed, help us in our efforts to increase the initial sales of each game and support continuing premium deck placement.

Increasing Complexity of Developing and Publishing Mobile Games and Other Mobile Applications.  Mobile game publishers have emerged to address the requirements specific to mobile games and other mobile applications, such as creating games and mobile applications to operate within the resource constraints of handsets, negotiating the requisite distribution agreements, and developing the technical expertise required to port and customize a game or other mobile application to handset models and, with regional and language requirements, to create thousands of versions of that game or mobile application. Some companies in related industries, such as carriers, traditional game publishers and other branded content owners, have established internal mobile game and mobile application development or publishing capabilities. We believe that these companies are becoming increasingly aware of the complexities of developing mobile games and other mobile applications and, as a result, are increasingly partnering with a small group of leading publishers that can manage the complexities specific to mobile games and other mobile applications.

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

Our Strategy

Our goal is to be a leading publisher and provider of premium mobile media content, products and services. To achieve this goal, we plan to:

Enhance Our Distribution Channels.    Strengthening and expanding our distribution channels is critical to our business. We will continue to:

•
Expand Use of Alternative Sales and Marketing Channels. Through our White-Label opportunities, we are establishing an alternative channel to market and sell our applications and the content and applications of third-party providers directly to mobile users. This alternative method of distribution or “white labeling” allows us to use our underlying infrastructure to host and manage mobile media portals or communities for other major consumer brands. Our breadth of experience in building sophisticated handset applications and our strong carrier relationships, combined with our consumer White-Label business makes us a powerful partner for companies looking to create value from mobile customers.

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

•
Strengthen Our Wireless Carrier Relationships.    We plan to strengthen our existing relationships with wireless carriers and other distribution partners by continuing to support their strategic needs and by launching new, high-quality, branded and innovative applications. We also intend to build relationships with additional wireless carriers on an international level to reach a larger subscriber base. We will continue to build our presence in international markets where we are already beginning to generate revenue. We plan to establish carrier relationships in certain emerging markets as wireless infrastructure improves and the availability of next-generation mobile handsets increases. Where appropriate, we intend to enter new markets to leverage and distribute our branded application portfolio.

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

Build Upon Our Position as a Leading Publisher to Strengthen Licensing Relationships.  We believe that, as a leading independent publisher of mobile games and applications, we will continue to benefit from branded content owners’ increasing recognition of the challenges associated with mobile entertainment publishing. As a result of these challenges, some branded content owners are reducing their own internal mobile development efforts. We believe that branded content owners are also becoming more reluctant to contract with other mobile game publishers that do not have a reputation for quality development or that do not have the breadth of carrier relationships and technological capabilities necessary to publish a game on a worldwide basis. We intend to capitalize on these trends and on our reputation with non-mobile content owners as a leading mobile partner to strengthen our existing licensing relationships and develop additional relationships.

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

Our Applications

We design our applications to be innovative. We believe application quality and diversity, customer and carrier support, and brand recognition are some of the key components to a developer’s success and not the number of applications offered. We focus on selectively increasing our application portfolio with high-quality, innovative applications. Oasys Mobile’s core publishing strategy is to focus on “franchise” names, such as Mattel, Phil Hellmuth and Hooters, among others. By working with branded applications, Oasys Mobile is able to leverage on the mind share these franchises have amassed in their traditional lines of business and capitalize on that awareness in the mobile space.

We currently offer more than 35 wireless applications deployed through 75 wireless carriers and distribution partners worldwide. Retail fees for our wireless applications generally range from $1.99 to $7.99 for a one-time purchases and from $1.99 to $3.99 for monthly subscriptions.

Primary Business Areas

Oasys Mobile focuses on developing wireless applications in four primary areas. These areas and some of our wireless applications in each are:

Games

In March 2005, Oasys Mobile signed a partnership with Mattel, Inc. to develop and distribute mobile versions of classic games to carriers in North America. In early 2006, Oasys Mobile expanded its agreement with Mattel to include Europe, Canada, Latin America, Australia and New Zealand. This deal includes mobile games based on Mattel's UNO® brand, as well as the classic games Rock'em Sock'em Robots™, Kerplunk!® and Toss Across™. In March 2007, Oasys Mobile further expanded its license with Mattel for the distribution of UNO® branded games to include all of the major countries of Asia and received a license for the distribution of Mattel’s Max Steel™ property in Mexico, Central America and South America. Also in March 2007, Oasys Mobile entered into agreements for the distribution of the mobile version of Magic 8 Ball on a worldwide basis and the distribution of games and other applications around the Barbie® brand in Japan and Taiwan.

In May 2004, Oasys Mobile launched the industry’s first true multiplayer mobile phone game, Texas Hold’Em by Phil Hellmuth. Today, this game is currently available on over 35 carriers across multiple operating environments. The game continues to see more carrier distribution and has over 950,000 registered users of its multi-player version. According to Telephia, Oasys was one of the leading publishers within the Card/Casino mobile game genre in the fourth quarter of 2006, with a 21% share of revenues.

Oasys Mobile is currently in talks with major gaming companies for licenses to other major game brands for the development and distribution of these games to wireless carriers and distribution partners on a worldwide basis.

Messaging

Fujifilm, the #1 imaging brand in the world, has teamed up with Oasys Mobile to create a mobile version of their popular Get the Picture service. Get the Picture Mobile was one of the first photo-messaging applications that enabled users to order prints directly from their mobile phone and pick them up at one of Fujifilm’s 3,100 retailers.

Fujifilm’s Mobile Postcard application lets users send personalized photo greetings to loved ones’ mailboxes through the United States Postal Service.

AOL's You've Got Pictures® service is one of the leading online photo services, offering consumers the most options for storing, organizing, printing and sharing digital photos with anyone on the Internet. More than 200 million photos are currently stored on the You've Got Pictures® service with over 2 million pictures being uploaded each week. The mobile You've Got Pictures® application, built by Oasys Mobile, offers many of the same features that AOL members currently enjoy online, including the ability to store, organize, print and share their digital photos.

Sony Electronics has teamed up with Oasys Mobile to provide a comprehensive suite of photo services associated with Sony’s Imagestation photo platform. Sony Imagestation is a leading platform for photo sharing, photo blogging and postcard printing.

Personalization

In today’s wireless world, each user has a strong desire to personalize their mobile phones. We enable this personalization through wallpaper, screensavers, ringtones, truetones, photos and other personalized tools that let the user customize his or her mobile device. Oasys Mobile offers wallpaper and ringtone applications based on content that is popular and relevant today. Oasys Mobile has launched such personalization products as College & Greek Logos, Hooters Calendar, Grateful Dead Wallpaper and Video Screensavers, Golf Digest Mobile and Mobile Graffiti. Oasys Mobile continues to expand its portfolio of marquee personalization content to include wallpapers, video screensavers, ringtones and truetones.

Oasys Mobile is currently negotiating with several companies to license its portal and locker technology for the development of white-label portals for the distribution of wireless content directly to consumers without the consumer having to go through the wireless carrier decks.

Entertainment

Oasys Mobile has launched a number of unique entertainment products. For instance, the world’s largest golf publishing company, Golf Digest, has partnered with Oasys Mobile to expand its realm of mobile products with Golf Digest's Breaking 100, 90, 80, a popular editorial franchise in the magazine. Breaking 100, 90, 80 is a complete game-improvement resource featuring instructional tips from the game's best teachers, and is now available for access anytime, anywhere.

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

Product Development and Technology

We have developed proprietary technologies and product development processes that are designed to enable us rapidly and cost effectively to develop and publish games and other mobile applications that are consistently rated as high quality and that meet the needs of our wireless carriers. These technologies and processes include:

Development.  Our development platforms are designed to enable us to create high-quality games and mobile applications that overcome the significant constraints of mobile handsets while taking advantage of the inherent capabilities of networked handsets. We primarily use internal resources to develop our mobile games and applications, but we have also developed an infrastructure that allows us to outsource the development of some games and applications while retaining the consistency of our development processes. We believe that we can better control costs, diversify risks and maintain access to talent by using both internal and third-party resources.

Our mobile applications undergo a complete development process. Executives and personnel from our sales, marketing, development and deployment areas all participate in this process. As part of this process, we evaluate every application in development at major milestones from concept to application release. We believe that this process contributes to the quality of our applications by allowing us to address consumer, carrier and other market needs during product development.

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

Porting Tools and Processes.  Unlike the personal computer or console markets, which have a relatively small number of platforms, the heterogeneity of handsets creates substantial complexity when publishing a game broadly. We have designed our overall game development processes and tools to account for the complexity of porting a game to over 450 handsets. Furthermore, we have developed proprietary software, tools and libraries that we believe provide us with an advantage over our competitors by allowing us to port our games to handsets quickly and at a significantly lower cost.

Broad Development Capabilities.  We have created development capabilities intended to exploit the full range of handsets as an entertainment platform, including single player games, client server applications, and real-time multi-player games such as Texas Hold’em by Phil Hellmuth and UNO® Challenge.

 Application Hosting, Provisioning and Billing Capabilities.  We have developed an application hosting and provisioning system that integrates with both carrier and other third-party billing systems and allows for a range of billing options designed to maximize the attractiveness of games to end users with different payment preferences. We believe that this system allows us to deepen our relationships with our carriers and provides a marketing opportunity by allowing for control of our own merchandising.

Merchandising and Marketing Platform.  We have developed technologies to enable innovative sales and marketing programs. For example, we have developed innovative technologies that address the historical challenges of marketing to end users within the limits of the deck. We also create and host wireless application protocol, or WAP, channels that enable Oasys Mobile-branded storefronts, or menus, on a carrier’s e-commerce system.

Sales, Marketing and Distribution

We market and sell our games primarily through wireless carriers. We coordinate our marketing efforts with carriers and mobile handset manufacturers in the launch of new games with new handsets.

Our sales and marketing organization focuses on increasing end-user awareness, adoption and repeat purchase rates through a variety of programs. We co-market our games with our partners, including carriers, branded content owners and direct-to-consumer companies. For example, when we create an idea for a game, we discuss the game with carriers early in the development process to gain an understanding of the attractiveness of the game to them, to obtain their other feedback regarding the game, and to develop plans for co-marketing and a potential launch strategy. We also coordinate our marketing efforts with those of branded content owners. These programs leverage the sales and marketing resources of our carriers and content licensors to amplify our own sales and marketing efforts. In addition, we work with our carriers to develop merchandising initiatives that stimulate trial and purchase, often with free trials.

We believe that placement of games and other mobile applications on the top level or featured handset menu or toward the top of the genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in games and other mobile applications achieving a greater degree of commercial success. We believe that a number of factors may influence the deck placement of a game or other mobile application including:

•	the perceived attractiveness of the title or brand;

•	the past success of the game or mobile application or of other games or mobile applications previously introduced by a publisher;

•	the number of handsets for which a version of the game or mobile application is available;

•	the relationship with the applicable carrier;

•	the carrier’s economic incentives with respect to the particular game or mobile application, such as the revenue split percentage; and

•	the level of marketing support, including marketing development funds.

If carriers choose to give our games and other mobile applications less favorable deck placement, our applications may be less successful than we anticipate and our business, operating results and financial condition may be materially harmed.

We currently have agreements with more than 75 carriers and other distribution partners. End users download our mobile games and related applications to their handsets, and typically their carrier bills them a one-time fee or monthly subscription fee, depending on the end user’s desired payment arrangement and the carrier’s offerings. Our carrier distribution agreements establish the portion of revenues that will be retained by the carrier for distributing our games and other applications. Our carrier agreements do not establish us as the exclusive provider of mobile games with the carriers and typically have a term of one or two years with automatic renewal provisions upon expiration of the initial term, absent a contrary notice from either party. In addition, the carriers can usually terminate these agreements early and, in some instances, at any time without cause, which could give them the ability to renegotiate economic or other terms. The agreements generally do not obligate the carriers to market or distribute any of our games. In many of these agreements, we warrant that our games do not contain libelous or obscene content, do not contain material defects or viruses, and do not violate third-party intellectual property rights.  We also indemnify the carrier for any breach of a third party’s intellectual property.

One major competitive advantage Oasys Mobile has is that the wireless carriers are rarely entering into new direct carrier deals with companies providing services similar to Oasys Mobile, and in some cases, the carriers are paring down the number of these relationships. Because of Oasys Mobile’s strong carrier relationships, this gives us the ability to place applications on the carrier decks, which have limited “shelf space” for new wireless applications. In addition, Oasys Mobile has the ability and the relationships to get “top of the deck” placement for the wireless applications it distributes.

In addition to our carrier distribution channels, we are in the process of launching our White-Label business. We are also exploring the possibility of having our wireless applications embedded directly into mobile handsets.

In 2006, Verizon Wireless, Cingular Wireless, Sprint Nextel and Alltel accounted for 31%, 22%, 13% and 11%, respectively, of our revenues. In 2005, those carriers accounted for 45%, 13%, 9% and 9%, respectively, of our revenues.

Although we intend to continue the primary distribution of our games through carriers, we also market and sell our games and other mobile applications through our own website and various Internet portals. Currently, revenues from these alternative distribution channels are immaterial. However, we believe that these channels increase the exposure of our games and other mobile applications and brand to end users and that they may become significant channels in the future. As with our carriers, we believe that inferior placement of our games and other mobile applications in the menus of off-deck distributors will result in lower revenues than might otherwise be anticipated from these alternative sales channels.

Carriers and other distributors also control billings and collections for our games and other mobile applications, either directly or through third-party service providers. We depend on their reports for information regarding the amount of sales of our games and related applications and to determine the amount of royalties we owe branded content licensors and the amount of our revenues. These reports may not be timely, and in the past they have contained, and in the future they may contain, errors. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. This could harm our business, operating results and financial condition.

Studios

We have one internal studio and one external studio that create and develop games and other products tailored to mobile handsets. These studios, based in Raleigh, North Carolina and Atlanta, Georgia have the ability to design and build products from original intellectual property, based on games originated in other media such as online and game consoles, or based on other licensed brands and intellectual property.   Our external studio gives us flexibility to meet changing development needs in a cost-effective manner.

Where we license intellectual property from films or other brands or content not based on games from other media, our game development process involves a significant amount of creativity. Even licensed console or Internet games require more than a simple port to the mobile environment; rather, our developers must create games that are inspired by the game play of the original game. In each of these cases, our creative and technical studio expertise is necessary to design games that appeal to end users and work well on handsets with their inherent limitations such as small screen sizes and control buttons.

Competition

The wireless applications market is highly competitive and characterized by frequent product introductions, evolving wireless platforms and new technologies. As demand for wireless applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market wireless applications. As a result, we expect competition in the wireless market to intensify.

Our primary competitors in the mobile games industry include Glu-Mobile, Digital Chocolate, Electronic Arts (EA Mobile), Gameloft, Hands-On Mobile, I-play, Namco and THQ, with Electronic Arts having the largest market share of any company in the mobile games market. In the future, likely competitors include major media companies, traditional video game publishers, content aggregators, mobile software providers and independent mobile game publishers. Wireless carriers may also decide to develop, internally or through a managed third-party developer, and distribute their own mobile games. If carriers enter the mobile game market as publishers, they might refuse to distribute some or all of our games or might deny us access to all or part of their networks.

The development, distribution and sale of mobile games is a highly competitive business. For end users, we compete primarily on the basis of brand, game quality and price. For carriers, we compete for deck placement based on these factors, as well as historical performance and perception of sales potential and relationships with licensors of brands and other intellectual property. For content and brand licensors, we compete based on royalty and other economic terms, perceptions of development quality, porting abilities, speed of execution, distribution breadth and relationships with carriers. We also compete for experienced and talented employees.

Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenues and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	more substantial intellectual property of their own from which they can develop games and other mobile applications without having to pay royalties;

•	pre-existing relationships with brand owners or carriers that afford them access to intellectual property while blocking the access of competitors to that same intellectual property;

•	greater resources to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

Further, our capital resources limit the number of games and other mobile applications that we can develop and market, and any inability to predict successfully the appropriate level of marketing investment in each game and mobile application could result in lower earnings than we anticipate. For example, Electronic Arts (EA Mobile) and Gameloft have expended significant amounts to promote the introduction of a large number of games in Europe in the fourth calendar quarter of 2006. The success of these marketing efforts and the volume of games and mobile applications involved may result in less desirable placement, or no placement, on the decks of some carriers for the new games and other mobile applications that we plan to introduce, and, irrespective of deck placement, may result in greater sales of their games and mobile applications to end users and, consequently, lower sales of our games and mobile applications.

Our primary competition, with respect to our branded applications in other areas, are as follows:

•	Personalization - Airborne Entertainment, Verisign/M-Qube, Hands-On Mobile, InfoSpace and Moderati (Bellrock Media);

•	Messaging - Verisign/M-Qube, Kodak and dot Photo;

•	Entertainment - Airborne Entertainment, Zingy/Vindigo Studios, Verisign/M-Qube and Infospace.

  Our primary competition with respect to the White-Label part of our business is as follows:

•	Mobile Content Portals - Mobizzo (owned by News Corp.), Jamster (owned by Verisign), Blinko (owned by Buongiorno) and MonsterMob; and

•	Carrier-owned decks - Cingular’s Media Mall, Verizon’s Get It Now, Sprint’s PCS Vision, Alltel’s Axcess, and US Cellular’s Easy Edge.

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

Employees

As of March 25, 2007, we had 38 full-time employees and 10 contractors, including 3 in marketing and sales, 21 in product development, 7 in operations, 12 in quality assurance and 5 in corporate operations and administration. We are not subject to any collective bargaining agreements and believe that our relationship with our employees is good. Our success depends to a significant extent upon the performance of our executive officers and other key personnel.

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

Risks Related to Our Business

➢
Oasys Mobile has working capital to fund its business operations until June 2007. Failure to raise sufficient capital to pay off the $8,000,000 of 6% Senior Secured Convertible Debentures, plus accrued interest, plus other necessary working capital, will render the Company insolvent and unable to continue operations. If we raise additional capital through the issuance of equity securities or debt convertible into equity securities to pay this debt and supply additional working capital, our stockholders may experience substantial dilution.

From inception through our 2006 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock and convertible debt in private placements to investors. We believe that we have enough working capital to fund and sustain our business operations until June 2007. In order to continue our operations beyond that date, we will have to raise additional funds.

Oasys Mobile currently has 185,000,000 shares of common stock authorized for issuance. As of March 25, 2007, we have approximately 27,662,011 shares of common stock either issued and outstanding or reserved for issuance as follows:

•	13,748,836 shares are issued and outstanding;

•	4,000,000 are reserved for conversion of our 6% Senior Secured Convertible Debentures;

•	7,602,340 are reserved for the issuance of shares underlying warrants;

•	20,396 are reserved for the conversion of 2,407 shares of our Series A Stock, plus related dividends; and

•	2,290,439 are reserved for issuance in connection with the outstanding options granted under our Third Amended and Restated 2000 Equity Compensation Plan.

There are no assurances that we can raise sufficient capital to pay off the maturing debt and accrued interest, plus additional working capital, or that we can negotiate terms for such capital that will be favorable to us. If we are successful in raising additional working capital through the issuance of our equity securities or debt convertible into our equity securities, existing stockholders could experience substantial dilution of their ownership interests in Oasys Mobile. In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of shares of our common stock.

➢	Our 6% Senior Secured Convertible Debentures mature on June 30, 2007.

In November 2005, Oasys Mobile entered into agreements with certain investors for the issuance of $8,000,000 in principal of its 6% Senior Secured Convertible Debentures. These 6% Debentures mature on June 30, 2007, and are convertible into shares of Oasys Mobile’s common stock at the option of the holders at a conversion price of $2.00 per share. These 6% Debentures are also subject to automatic conversion into shares of our common stock upon the achievement of certain revenue and share price thresholds.  The 6% Debentures are secured by all of the assets of Oasys Mobile.

As of the date of this annual report on Form 10-K, Oasys Mobile does not have the funds to pay the principal and interest due on its 6% Debentures, and we do not expect to generate such funds from our operations prior to their maturity on June 30, 2007. We have engaged RBC Daniels & Associates as our investment banker to assist Oasys Mobile in obtaining an equity investment or debt issuance to allow us to pay the principal and interest on the 6% Debentures at their maturity plus raise additional working capital. Alternatively, or in addition thereto, RBC Daniels will also assist Oasys Mobile in evaluating certain strategic alternatives, including investments from strategic partners or business combinations, including the sale of the business. There are no assurances that Oasys Mobile will be successful in obtaining funds that would allow it to pay the principal and interest due on its 6% Debentures at the June 30, 2007 maturity date, or to raise additional working capital necessary to continue the operations of our business.

➢	If we use equity instruments for acquisitions, our stockholders may experience substantial dilution.

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

In addition, we have the ability to issue options and other stock-based awards under our Third Amended and Restated 2000 Equity Compensation Plan to directors, officers, employees and consultants, and have reserved up to 3,000,000 shares of our common stock under this plan, 2,653,745 of which have been granted as of March 25, 2007. We also have outstanding warrants for 7,602,340 shares of our common stock as of March 25, 2007.

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

We have generated operating losses and negative cash flow in the past. We had net losses, including non-cash charges for stock-based employee compensation, non-cash consulting expenses and amortization of discount on debt and beneficial conversion features, of approximately $14,570,385 and $5,921,310 for the fiscal year periods ended December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $75,165,348 and a working capital deficit of $5,266,249. We may generate operating losses and negative cash flow in the future.

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

We have a limited history of generating revenues, and the future revenues and income potential of our business is uncertain. As a result of our short operating history, we have limited financial data that you can use to evaluate our business. Any evaluation of our business and our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. Some of these risks and uncertainties relate to our ability to do the following:

•	maintain our current, and develop new, wireless carrier relationships;

•	maintain and expand our current, and develop new, relationships with third-party branded content owners;

•	retain or improve our current revenue-sharing arrangements with carriers and third-party branded content owners;

•	maintain and enhance our own brands;

•	continue to develop new high-quality mobile games that achieve significant market acceptance;

•	continue to port existing mobile games to new mobile handsets;

•	continue to develop and upgrade our technology;

•	continue to enhance our information processing systems;

•	increase the number of end users of our games;

•	maintain and grow our non-carrier, or “off-deck,” distribution, including through our website and third-party direct-to-consumer distributors;

•	expand our development capacity in countries with lower costs;

•	execute our business and marketing strategies successfully;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

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

➢	Our financial results could vary significantly from quarter to quarter and are difficult to predict, which may cause our stock price to fluctuate.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition, we may not be able to predict our future revenues or results of operations. We base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to reduce our costs sufficiently to compensate for an unexpected shortfall in revenues, and even a small shortfall in revenues could disproportionately and adversely affect financial results for that quarter. Individual games and carrier relationships represent meaningful portions of our revenues and net loss in any quarter. We may incur significant or unanticipated expenses when licenses are renewed. In addition, some payments from carriers that we recognize as revenue on a cash basis may be delayed unpredictably.

In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the number of new mobile games and applications released by us and our competitors;

•	the timing of release of new games and applications by us and our competitors, particularly those that may represent a significant portion of revenues in a period;

•	the popularity of new games and other applications and games and other applications released in prior periods;

•	changes in prominence of deck placement for our leading games and applications and those of our competitors;

•	the expiration of existing content licenses for particular games and other applications;

•	the timing of charges related to impairments of goodwill, intangible assets, prepaid royalties and guarantees;

•	changes in pricing policies by us, our competitors or our carriers and other distributors;

•	changes in the mix of original and licensed games and applications, which have varying gross margins;

•	the timing of successful mobile handset launches;

•	the seasonality of our industry;

•	fluctuations in the size and rate of growth of overall consumer demand for mobile games and related content;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	our success in entering new geographic markets;

•	foreign exchange fluctuations;

•	accounting rules governing recognition of revenue;

•	the timing of compensation expense associated with equity compensation grants; and

•	decisions by us to incur additional expenses, such as increases in marketing or research and development.

As a result of these and other factors, our operating results may not meet the expectations of investors or public market analysts who choose to follow our company. The failure to meet market expectations would likely result in decreases in the trading price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price. Our research and development and sales and marketing efforts, and other business expenditures generally, are partially based on predictions regarding certain developments for wireless handset availability and carrier deployment of data services. To the extent that these predictions prove inaccurate, our revenues may not be sufficient to offset our expenditures, and our operating results may be harmed.

➢
Failure to renew our existing brand and content licenses on favorable terms or at all and to obtain additional licenses would impair our ability to introduce new mobile games and applications or to continue to offer our current games and other applications based on third-party content.

In 2006, revenues derived from our two largest licensors, Phil Hellmuth and Mattel, accounted for approximately 26% and 26% of our revenues, respectively. In 2005, revenues derived from Phil Hellmuth and Mattel accounted for approximately 37% and 1% of our revenues, respectively. Even if mobile games or our other applications based on licensed content or brands remain popular, any of our licensors could decide not to renew our existing license or not to license additional intellectual property and instead license to our competitors or develop and publish its own mobile games or other applications, competing with us in the marketplace. Some of these licensors in the games industry already develop games for other platforms, and may have significant experience and development resources available to them should they decide to compete with us rather than license to us.

We have both exclusive and non-exclusive licenses and both licenses that are global and licenses that are limited to specific geographies, often with other publishers having rights to geographies not covered by our licenses. Our licenses generally have terms that range from one to three years. We may be unable to renew these licenses or to renew them on terms favorable to us, and we may be unable to secure alternatives in a timely manner. Failure to maintain or renew our existing licenses or to obtain additional licenses would impair our ability to introduce new mobile games and applications or to continue to offer our current games and applications, which would materially harm our business, operating results and financial condition. Some of our existing licenses impose, and licenses that we obtain in the future might impose, development, distribution and marketing obligations on us. If we breach our obligations, our licensors might have the right to terminate the license or change an exclusive license to a non-exclusive license, which would harm our business, operating results and financial condition.

Even if we are successful in gaining new licenses or extending existing licenses, we may fail to anticipate the entertainment preferences of our end users when making choices about which brands or other content to license. If the entertainment preferences of end users shift to content or brands owned or developed by companies with which we do not have relationships, we may be unable to establish and maintain successful relationships with these developers and owners, which would materially harm our business, operating results and financial condition.

➢
End user tastes are continually changing and are often unpredictable; if we fail to develop and publish new mobile games and other mobile applications that achieve market acceptance, our sales would suffer.

Our business depends on developing and publishing mobile games and other wireless applications that wireless carriers will place on their decks and end users will buy. We must continue to invest significant resources in licensing efforts, research and development, marketing and regional expansion to enhance our offering of games and applications and introduce new games and applications, and we must make decisions about these matters well in advance of product release in order to implement them in a timely manner. Our success depends, in part, on unpredictable and volatile factors beyond our control, including end-user preferences, competing games and applications and the availability of other entertainment activities. If our games and related applications are not responsive to the requirements of our carriers or the entertainment preferences of end users, or they are not brought to market in a timely and effective manner, our business, operating results and financial condition would be harmed. Even if our games and applications are successfully introduced and initially adopted, a subsequent shift in our carriers or the entertainment preferences of end users could cause a decline in our games and other applications popularity that could materially reduce our revenues and harm our business, operating results and financial condition.

➢	Inferior deck placement would likely adversely impact our revenues and thus our operating results and financial condition.

Wireless carriers provide a limited selection of games and other mobile applications that are accessible to their subscribers through a deck on their mobile handsets. The inherent limitation on the number of games and other mobile applications available on the deck is a function of the limited screen size of handsets and carriers’ perceptions of the depth of menus and numbers of choices end users will generally utilize. Carriers typically provide one or more top level menus highlighting games and other mobile applications that are recent top sellers, that the carrier believes will become top sellers or that the carrier otherwise chooses to feature, in addition to a link to a menu of additional games and mobile applications sorted by genre. We believe that deck placement on the top level or featured menu or toward the top of genre-specific or other menus, rather than lower down or in sub-menus, is likely to result in games and other mobile applications achieving a greater degree of commercial success. If carriers choose to give our games and other mobile applications less favorable deck placement, they may be less successful than we anticipate, our revenues may decline and our business, operating results and financial condition may be materially harmed.

➢	We have depended on no more than two mobile games for a majority of our revenues in recent fiscal periods.

In our industry, new games are frequently introduced, but a relatively small number of games account for a significant portion of industry sales. Similarly, a significant portion of our revenues comes from a limited number of mobile games. For example, in fiscal 2006, we generated approximately 26% and 26% of our revenues, respectively, from our Texas Hold’em by Phil Hellmuth and UNO® Challenge mobile games. We expect to release a relatively small number of new games and mobile applications each year for the foreseeable future. If these games and mobile applications are not successful, our revenues could be limited and our business and operating results would suffer in both the year of release and thereafter.

In addition, the limited number of games and mobile applications that we release in a year may contribute to fluctuations in our operating results. Therefore, our reported results at quarter and year end may be affected based on the release dates of our products, which could result in volatility in the price of our common stock. If our competitors develop more successful games and other mobile applications or offer them at lower prices or based on payment models, such as pay-for-play or subscription-based models, perceived as offering a better value proposition, or if we do not continue to develop consistently high-quality and well-received games and mobile applications, our revenues would likely decline and our business, operating results and financial condition would be harmed.

➢
If we are unsuccessful in establishing and increasing awareness of our brand and recognition of our mobile games and mobile applications or if we incur excessive expenses promoting and maintaining our brand or our games and mobile applications, our potential revenues could be limited, our costs could increase and our operating results and financial condition could be harmed.

We believe that establishing and maintaining our brand is critical to retaining and expanding our existing relationships with wireless carriers and content licensors, as well as developing new relationships. Promotion of the Oasys Mobile brand will depend on our success in providing high-quality mobile games and applications. Similarly, recognition of our mobile games by end users will depend on our ability to develop engaging games of high quality with attractive titles. However, our success will also depend, in part, on the services and efforts of third parties, over which we have little or no control. For instance, if our carriers fail to provide high levels of service, our end users’ ability to access our games and applications may be interrupted, which may adversely affect our brand. If end users, branded content owners and carriers do not perceive our existing games and applications as high-quality or if we introduce new games and applications that are not favorably received by our end users and carriers, then we may be unsuccessful in building brand recognition and brand loyalty in the marketplace. In addition, globalizing and extending our brand and recognition of our games and applications will be costly and will involve extensive management time to execute successfully. Further, the markets in which we operate are highly competitive and some of our competitors, such as Electronic Arts (EA Mobile) and Glu Mobile, already have substantially more brand name recognition and greater marketing resources than we do. If we fail to increase brand awareness and consumer recognition of our games and applications, our potential revenues could be limited, our costs could increase and our business, operating results and financial condition could suffer.

➢
We currently rely on wireless carriers, in particular, Verizon Wireless, Cingular, Sprint Nextel and Alltel, to generate our revenues. The loss of any of these relationships, or a material change in any of them, could materially harm our business.

For the fiscal year ended December 31, 2006, we earned approximately 31%, 22%, 13% and 11%, respectively, of our revenues from subscribers of Verizon Wireless, Cingular, Sprint Nextel, and Alltel. We will continue to generate a significant portion of our revenues through a limited number of carriers for the foreseeable future, but we do expect the concentration of our revenues to lessen over time as more and more carriers launch our wireless applications.

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

➢	If we fail to deliver our games at the same time as new mobile handset models are commercially introduced, our sales may suffer.

Our business is dependent, in part, on the commercial introduction of new handset models with enhanced features, including larger, higher resolution color screens, improved audio quality, and greater processing power, memory, battery life and storage. We do not control the timing of these handset launches. Some new handsets are sold by carriers with one or more games or other applications pre-loaded, and many end users who download our games do so after they purchase their new handsets to experience the new features of those handsets. If, because of game launch delays, we miss the opportunity to sell games when new handsets are shipped or our end users upgrade to a new handset, or if we miss the key holiday selling period, either because the introduction of a new handset is delayed or we do not deploy our games in time for the holiday selling season, our revenues would likely decline and our business, operating results and financial condition would likely suffer.

➢
If we fail to maintain and enhance our capabilities for porting games to a broad array of mobile handsets, our attractiveness to wireless carriers and branded content owners will be impaired, and our sales could suffer.

Once developed, a mobile game may be required to be ported to, or converted into separate versions for, more than 1000 different handset models, many with different technological requirements. These include handsets with various combinations of underlying technologies, user interfaces, keypad layouts, screen resolutions, sound capabilities and other carrier-specific customizations. If we fail to maintain or enhance our porting capabilities, our sales could suffer, branded content owners might choose not to grant us licenses and carriers might choose to give our games and other mobile applications less desirable deck placement or not to give our applications placement on their decks at all.

Changes to our game and application design and development processes to address new features or functions of handsets or networks might cause inefficiencies in our porting process or might result in more labor intensive porting processes. In addition, we anticipate that in the future we will be required to port existing and new games and applications to a broader array of handsets. If we utilize more labor intensive porting processes, our margins could be significantly reduced and it might take us longer to port games and applications to an equivalent number of handsets. This, in turn, could harm our business, operating results and financial condition.

➢
If our independent, third-party developers cease development of new games for us and we are unable to find comparable replacements, we may have to reduce the number of games that we intend to introduce, delay the introduction of some games or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our competitive position may be adversely impacted.

We rely on independent third-party developers to develop a few of our games, which subjects us to the following risks:

•	key developers who worked for us in the past may choose to work for or be acquired by our competitors;

•	developers currently under contract may try to renegotiate our agreements with them on terms less favorable to us; and

•	our developers may be unable or unwilling to allocate sufficient resources to complete our games in a timely or satisfactory manner or at all.

If our developers terminate their relationships with us or negotiate agreements with terms less favorable to us, we may have to reduce the number of games that we intend to introduce, delay the introduction of some games or increase our internal development staff, which would be a time-consuming and potentially costly process, and, as a result, our business, operating results and financial condition could be harmed.

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

•	failure to motivate, or loss of, key employees from either our existing business or the acquired business;

•	inability to incorporate acquired technology into our software;

•	potential impairment of relationships with our employees and companies with whom we have strategic relationships;

•	additional operating expenses not offset by additional revenue; and

•	significant non-recurring charges.

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

➢
Expansion into international markets is important to our long-term strategy, and as we expand internationally, we face added business, political, regulatory, operational, financial and economic risks, any of which could increase our costs, hinder our growth and adversely affect our business, operating results and financial condition.

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

We have experienced, and may continue to experience, growth in our business through acquisitions and internal growth. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. In particular, continued growth could strain our ability to:

•	Recruit, train and retain highly skilled personnel;

•	Maintain our quality standards;

•	Develop and and improve our operational, financial and management controls;

•	Enhance our reporting systems and procedures; and

•	Maintain customer satisfaction.

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

We depend on the continued contributions of our senior management. The loss of the services of any of our executive officers or other key employees could harm our business. Our future success also depends, in part, on our ability to identify, hire and retain qualified employees. We have employment contracts in place with Douglas B. Dyer, Donald T. Locke and Tracy T. Jackson. We do not currently maintain any "key person" life insurance policies on any members of management or any other employees. Competition for qualified personnel is intense. If we are unsuccessful in attracting new personnel or retaining and motivating our current personnel, our business could be adversely affected. For information on our key personnel, please see “Item 10 - Directors, Executive Officers and Corporate Governance” in this annual report on Form 10-K.

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

In making employment decisions, particularly in the high-technology industries, our current employees and prospective job candidates often consider the value of stock options and other equity components they hold or that they may receive in connection with their employment. As a result of recent volatility in our stock price, we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly.

➢
Changes to financial accounting standards and new exchange rules could make it more expensive to issue stock options to employees, which would increase compensation costs and might cause us to change our business practices.

We prepare our financial statements to conform with U.S. generally accepted accounting principles. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various other bodies. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. For example, we have used stock options as a fundamental component of our employee compensation packages. We believe that stock options directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain in our employ. Several regulatory agencies and entities have made regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the FASB released Statement of Financial Accounting Standards “SFAS” No. 123R, “Share-Based Payment,” that required us to record a charge to earnings for employee stock option grants beginning in 2006.

Risks Relating to Our Industry

➢	Wireless carriers generally control the price charged for our mobile games and the billing and collection for sales of our mobile games and could make decisions detrimental to us.

Wireless carriers generally control the price charged for our mobile games either by approving or establishing the price of the games charged to their subscribers. Some of our carrier agreements also restrict our ability to change prices. In cases where carrier approval is required, approvals may not be granted in a timely manner or at all. A failure or delay in obtaining these approvals, the prices established by the carriers for our games, or changes in these prices could adversely affect market acceptance of those games. When we make changes to a pricing plan (the wholesale price and the corresponding suggested retail price based on our negotiated revenue-sharing arrangement), adjustments to the actual retail price charged to end users may not be made in a timely manner or at all (even though our wholesale price was reduced). A failure or delay by these carriers in adjusting the retail price for our games, could adversely affect sales volume and our revenues for those games.

Carriers and other distributors also control billings and collections for our games, either directly or through third-party service providers. If our carriers or their third-party service providers cause material inaccuracies when providing billing and collection services to us, our revenues may be less than anticipated or may be subject to refund at the discretion of the carrier. This could harm our business, operating results and financial condition.

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

➢	The complexity of and incompatibilities among mobile handsets may require us to use additional resources for the development of our games.

To reach large numbers of wireless subscribers, mobile entertainment publishers like us must support numerous mobile handsets and technologies. However, keeping pace with the rapid innovation of handset technologies together with the continuous introduction of new, and often incompatible, handset models by wireless carriers requires us to make significant investments in research and development, including personnel, technologies and equipment. In the future, we may be required to make substantial investments in our development if the number of different types of handset models continues to proliferate. In addition, as more advanced handsets are introduced that enable more complex, feature rich games, we anticipate that our per-game and per-applications development costs will increase, which could increase the risks associated with the failure of any one game and could materially harm our operating results and financial condition.

➢	If wireless subscribers do not continue to use their mobile handsets to access games and other mobile applications, our business growth and future revenues may be adversely affected.

We operate in a developing industry. Our success depends on growth in the number of wireless subscribers who use their handsets to access data services and, in particular, entertainment applications of the type we develop and distribute. New or different mobile entertainment applications, such as streaming video or music applications, developed by our current or future competitors may be preferred by subscribers to our games. In addition, other mobile platforms such as the iPod and dedicated portable gaming platforms such as the PlayStation Portable and the Nintendo DS may become widespread, and end users may choose to switch to these platforms. If the market for our games and mobile applications does not continue to grow or we are unable to acquire new end users, our business growth and future revenues could be adversely affected. If end users switch their entertainment spending away from the games and related mobile applications that we publish, or switch to portable gaming platforms or distribution where we do not have comparative strengths, our revenues would likely decline and our business, operating results and financial condition would suffer.

➢	Our industry is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control. These risks could negatively impact our operating results and include: the popularity, price and timing of release of games and mobile handsets on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

➢
A shift of technology platform by wireless carriers and mobile handset manufacturers could lengthen the development period for our games, increase our costs and cause our games to be of lower quality or to be published later than anticipated.

End users of games must have a mobile handset with multimedia capabilities enabled by technologies capable of running third-party games and related applications such as ours. Our development resources are concentrated in the BREW and Java platforms, and we have experience developing games for the Symbian and Windows Mobile Platforms. If one or more of these technologies fall out of favor with handset manufacturers and wireless carriers and there is a rapid shift to a technology platform such as Adobe Flash Lite or a new technology where we do not have development experience or resources, the development period for our games may be lengthened, increasing our costs, and the resulting games may be of lower quality, and may be published later than anticipated. In such an event, our reputation, business, operating results and financial condition might suffer.

➢	System or network failures could reduce our sales, increase costs or result in a loss of end users of our games.

Mobile game publishers rely on wireless carriers’ networks to deliver games to end users and on their or other third parties’ billing systems to track and account for the downloading of their games. In certain circumstances, mobile game publishers may also rely on their own servers to deliver games on demand to end users through their carriers’ networks. In addition, certain subscription-based games require access over the mobile Internet to our servers in order to enable features such as multiplayer modes, high score posting or access to information updates. Any failure of, or technical problem with, carriers’, third parties’ or our billing systems, delivery systems, information systems or communications networks could result in the inability of end users to download our games, prevent the completion of billing for a game, or interfere with access to some aspects of our games or other products. If any of these systems fails or if there is an interruption in the supply of power, an earthquake, fire, flood or other natural disaster, or an act of war or terrorism, end users might be unable to access our games and mobile applications. For example, from time to time, our carriers have experienced failures with their billing and delivery systems and communication networks, including gateway failures that reduced the provisioning capacity of their branded e-commerce system. Any failure of, or technical problem with, the carriers’, other third parties’ or our systems could cause us to lose end users or revenues or incur substantial repair costs and distract management from operating our business. This, in turn, could harm our business, operating results and financial condition.

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

Our success will depend on the continued growth and maintenance of wireless communications infrastructure in the United States and internationally. This includes deployment and maintenance of reliable next-generation digital networks with the speed, data capacity and security necessary to provide reliable wireless communications services. Wireless communications infrastructure may be unable to support the demands placed on it if the number of subscribers continues to increase, or if existing or future subscribers increase their bandwidth requirements. Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures, and could face outages and delays in the future. These outages and delays could reduce the level of wireless communications usage as well as our ability to distribute our games successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with downloads of our games and may cause end users to lose functionality in our games that they have already downloaded. This could harm our business, operating results and financial condition.

➢
Future mobile handsets may significantly reduce or eliminate wireless carriers’ control over delivery of our games and mobile applications and force us to rely further on alternative sales channels, which, if not successful, could require us to increase our sales and marketing expenses significantly.

 Substantially all our games are currently sold through carriers’ branded e-commerce services. We have invested significant resources developing this sales channel. However, a growing number of handset models currently available allow wireless subscribers to browse the Internet and, in some cases, download applications from sources other than a carrier’s branded e-commerce service. In addition, the development of other application delivery mechanisms such as premium-SMS may enable subscribers to download applications without having to access a carrier’s branded e-commerce service. Increased use by subscribers of open operating system handsets or premium-SMS delivery systems will enable them to bypass carriers’ branded e-commerce services and could reduce the market power of carriers. This could force us to rely further on alternative sales channels where we may not be successful selling our games, and could require us to increase our sales and marketing expenses significantly. As with our carriers, we believe that inferior placement of our games and other mobile entertainment products in the menus of off-deck distributors will result in lower revenues than might otherwise be anticipated from these alternative sales channels. We may be unable to develop and promote our direct website distribution sufficiently to overcome the limitations and disadvantages of off-deck distribution channels. This could harm our business, operating results and financial condition.

➢	Actual or perceived security vulnerabilities in mobile handsets or wireless networks could adversely affect our revenues.

Maintaining the security of mobile handsets and wireless networks is critical for our business. There are individuals and groups who develop and deploy viruses, worms and other illicit code or malicious software programs that may attack wireless networks and handsets. Security experts have identified computer “worm” programs, such as “Cabir” and “Commwarrior.A,” and viruses, such as “Lasco.A,” that target handsets running on the Symbian operating system. Although these worms have not been widely released and do not present an immediate risk to our business, we believe future threats could lead some end users to seek to return our games, reduce or delay future purchases of our games or reduce or delay the use of their handsets. Wireless carriers and handset manufacturers may also increase their expenditures on protecting their wireless networks and mobile phone products from attack, which could delay adoption of new handset models. Any of these activities could adversely affect our revenues and this could harm our business, operating results and financial condition.

➢
If a substantial number of the end users that purchase our games and mobile applications by subscription change mobile handsets or if wireless carriers switch to subscription plans that require active monthly renewal by subscribers, our sales could suffer.

Subscriptions represent a significant portion of our revenues. As handset development continues, over time an increasing percentage of end users who already own one or more of our subscription games and other mobile applications will likely upgrade from their existing handsets. With some wireless carriers, it is not currently feasible for these end users to transfer their existing subscriptions from one handset to another. In addition, carriers may switch to subscription billing systems that require end users to actively renew, or opt-in, each month from current systems that passively renew unless end users take some action to opt-out of their subscriptions. In either case, unless we are able to re-sell subscriptions to these end users or replace these end users with other end users, our sales would suffer and this could harm our business, operating results and financial condition.

➢	Changes in government regulation of the media and wireless communications industries may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the media and wireless communications industries, including laws and regulations regarding customer privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through wireless carriers. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the media and wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our games.

A number of studies have examined the health effects of mobile phone use, and the results of some of the studies have been interpreted as evidence that mobile phone use causes adverse health effects. The establishment of a link between the use of mobile phone services and health problems, or any media reports suggesting such a link, could increase government regulation of, and reduce demand for, mobile phones and, accordingly, the demand for our games and related applications, and this could harm our business, operating results and financial condition.

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

Of the 13,748,836 shares of our common stock outstanding as of March 25, 2007, an aggregate of 7,681,306 shares are freely tradable without restriction in the public market unless the shares are held by "affiliates," as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

In addition, as of March 25, 2007, there were:

•	$8,000,000 of our 6% Senior Secured Convertible Debentures, which are convertible into 4,000,000 shares of our common stock;

•	outstanding warrants to purchase 7,602,340 shares of our common stock;

•	options to purchase 2,290,439 shares of our common stock, 1,836,458 of which were fully vested; and

•	2,407 outstanding shares of our Series A Stock, plus related dividends, which are convertible into 20,396 shares of Oasys Mobile’s common stock.

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

➢
Our Directors and Executive Officers beneficially own approximately 18.21% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price; stockholders may be unable to exercise control.

As of March 25, 2007, our executive officers, directors and affiliated persons beneficially owned approximately 18.21% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 5400 Trinity Road, Suite 208, Raleigh, North Carolina 27607. We occupy 7,339 square feet of leased space at such location. Our lease for this space, representing our principal executive offices, expires February 28, 2008. The base rent for January 24, 2007 through February 28, 2008 is approximately $103,358.

ITEM 3. LEGAL PROCEEDINGS.

In March 2007, Bjorn Jawerth, our former Chief Executive Officer, filed a lawsuit against us in the General Court of Justice, Superior Court Division, in Wake County in the State of North Carolina. In this action, Dr. Jawerth alleges (i) that Oasys Mobile (as successor-in-interest to High Speed Net Solutions, Inc., Summus, Inc. (USA) and Summus, Inc.) has failed to pay him $108,500 in back wages attributable to unpaid wages, the payment of which was deferred by agreement between Oasys Mobile and Dr. Jawerth, (ii) that Oasys Mobile owes Dr. Jawerth certain five percent (5%) royalties from Oasys Mobile’s gross revenue arising under Oasys Mobile’s Inventions Awards Plan, (iii) that Oasys Mobile failed to assist Dr. Jawerth with the private sale of up to 1,666,667 shares of his common stock at a price per share of not less than $1.50 per share (this number of shares and price set forth in Dr. Jawerth’s suit do not reflect the one (1)-for ten (10) reverse stock split of Oasys Mobile that took place on March 11, 2005) and (iv) that Oasys Mobile failed to issue Dr. Jawerth stock options in Oasys Mobile following the private sale of his stock, to replenish his ownership in Oasys Mobile to a position substantially equivalent to his pre-sale level.

We disagree with Dr. Jawerth as to the amount of deferred wages. Oasys Mobile has accrued $81,106 in deferred wages owed to Dr. Jawerth, which were deferred with Dr. Jawerth’s agreement. The parties also agreed that these deferred and accrued amounts would not be paid until the Board of Directors of Oasys Mobile and Dr. Jawerth determined when and how they would be paid. There were some initial discussions by email between Dr. Jawerth and company counsel relating to this issue shortly after Dr. Jawerth’s employment with Oasys Mobile ceased on February 18, 2004, but no resolution was reached. Dr. Jawerth never offered to meet with the Board to determine these issues. Shortly thereafter, Oasys Mobile ceased receiving any other communication on this issue until it received the lawsuit filed in March 2007.

Oasys Mobile also maintains that it has no obligations to Dr. Jawerth related to the private sale of Dr. Jawerth’s shares, the 5% royalty claimed by Dr. Jawerth or the replenishment of his ownership in Oasys Mobile. Oasys Mobile is in the process of filing an answer to Dr. Jawerth’s lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECUTITIES

Market Information

Our common stock, par value $.001 per share, currently trades on the Over-the-Counter Bulletin Board®. The following table provides information about the high and low bid per share quotations of our common stock for each full quarterly period during the two years ended December 31, 2005 and 2006, and for the first quarter of 2007 through March 30, 2007, on the OTC Bulletin Board®, as provided by the National Quotation Bureau, Inc. These quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions. On March 11, 2005, Oasys Mobile effected a reverse split of its common stock in which every ten (10) shares of such common stock was automatically reclassified and converted into one (1) share of common stock. Accordingly, all share prices in the following table prior to that date have been retroactively adjusted to give effect to this event.

2005	Low	High
First Quarter	$4.60	$6.90
Second Quarter	$2.85	$4.75
Third Quarter	$2.85	$3.57
Fourth Quarter	$1.95	$2.90

2006	Low	High
First Quarter	$1.42	$2.27
Second Quarter	$0.95	$1.57
Third Quarter	$0.80	$1.24
Fourth Quarter	$0.30	$0.85

2007	Low	High
First Quarter (through March 30, 2007)	$0.27	$0.45

On March 30, 2007, the closing sale price for our common stock as reported on the OTC Bulletin Board® was $0.33 per share. As of March 30, 2007, we had approximately 13,748,836 shares of common stock outstanding and approximately 484 stockholders of record. We also have approximately 6,000 beneficial stockholders who hold shares in brokerage accounts or “street name”.

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

The following selected historical annual financial data has been derived from the financial statements of Oasys Mobile (notwithstanding that such selected historical annual financial data has been labeled as that of Summus, Ltd.). The financial statements for each of the three years ended December 31, 2006, 2005 and 2004, have been audited by Ernst & Young LLP, independent registered public accountants, as indicated in their report included elsewhere in this annual report on Form 10-K.

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

During 2006, we adopted SFAS No. 123(R), “Share-Based Payment” which resulted in approximately $960,000 of stock-based compensation expense for 2006.

OASYS MOBILE, INC.

SELECTED FINANCIAL DATA

	2002	2003	2004	2005	2006
Statement of Operations Data:
Revenues	$406,952	$1,699,274	$5,171,440	$7,794,941	$8,687,867
Cost of revenues	182,109	1,074,239	2,604,060	3,893,776	5,018,966
Selling, general and administrative	7,407,408	4,901,921	3,628,669	5,082,471	7,681,854
Research and development	918,948	1,056,770	1,822,023	3,168,620	3,843,254
Modification of warrants in conjunction with the Securities Purchase Agreement	—	—	—	—	1,478,585
Non-cash settlements	—	(1,525,698)	(126,373)	58,750	—
Loss from operations	(8,101,513)	(3,807,958)	(2,756,939)	(4,408,676)	(9,334,792)
Interest expense, net	(469,571)	(69,343)	(62,519)	(77,262)	(278,037)
Amortization of discount on debt and beneficial conversion feature	—	—	(1,053,349)	(1,435,372)	(4,957,556)
Net loss	$(8,571,084)	$(3,877,301)	$(3,872,807)	$(5,921,310)	$(14,570,385)

Net loss applicable to common stockholders:
Net loss	$(8,571,084)	$(3,877,301)	$(3,872,807)	$(5,921,310)	$(14,570,385)
Accretion of beneficial conversion feature on preferred stock	—	(3,286,251)	(293,444)	—	—
Preferred stock dividends	(183,039)	(171,265)	(175,035)	(192,552)	(192,560)
Net loss applicable to common stockholders	$(8,754,123)	$(7,334,817)	$(4,341,286)	$(6,113,862)	$(14,762,945)

Per share amounts (basic and diluted):
Net loss applicable to common stockholders	$(1.86)	$(1.19)	$(0.49)	$(0.46)	$(1.09)

Weighted average shares of common stock outstanding	4,714,930	6,149,125	8,865,807	13,317,440	13,570,553

	December 31
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash	$25,990	$2,188,645	$1,405,788	$8,985,158	$1,451,498
Total assets	701,174	2,880,938	2,405,806	10,219,784	4,105,740
Total current liabilities	5,152,311	2,378,981	2,439,309	2,753,830	9,219,002
Long-term obligations	12,917	215,932	53,693	584,040	18,697
Total stockholders' equity (deficit)	$(4,464,054)	$286,025	$(87,196)	$6,881,914	$(5,131,959)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Oasys Mobile does business in three key areas in the mobile media applications market:

•	Branded Mobile Applications;
•	Aggregation; and
•	White Label Services.

Branded Mobile Applications

Oasys Mobile is a leading provider of premium mobile media content, products and services that are distributed through top-tier wireless carriers in the United States and abroad. We develop, publish and distribute more than 35 branded mobile applications in four major categories:

•	Games;
•	Messaging;
•	Personalization; and
•	Entertainment.

We currently have relationships with wireless carriers that account for 97% of all wireless subscribers in the United States. We also have direct relationships with international carriers covering Canada, Latin America, Australia, Israel, the United Kingdom, Ireland, Italy and China and indirect carrier relationships covering all of Europe and Asia.

Oasys Mobile's partner and product portfolio includes such household names as Alex Rodriguez, Mattel, America Online, The Grateful Dead, Churchill Downs, Golf Digest, Phil Hellmuth, The Wall Street Journal, Hooters Calendar, Howard Lederer and The Associated Press. Mobile media applications based on these brands, and other popular consumer applications, are deployed across 75 major wireless carriers and distribution partners in the United States and abroad.

During 2007, Oasys Mobile plans to release 20 new products, further expand the number and reach of its carrier and distribution partners, especially in new international markets, and enter into new content and brand partnerships.

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

Aggregation

During the third quarter of 2006, Oasys Mobile was selected by Sprint Nextel to be an aggregator of personalization content across its wireless network. Oasys Mobile is one of two designated companies to facilitate the sale of personalization content on the carrier deck for Sprint Nextel and has expanded the distribution to include the Boost distribution deck. Oasys Mobile manages the aggregation of Sprint PCS personalization content offered by Sprint Nextel through its PCS Vision service. The offerings via Sprint’s PCS Vision Service includes the "Ringers" category (ringtones, video ringtones), and "Screensavers" category that includes static, animated, and video wallpapers.

Oasys Mobile has partnered with 9-Squared, Zingy, Corbis, SmartPhones, and The Orchard to launch their personalization content on the Sprint Nextel network.

Oasys Mobile is currently in discussions with other wireless carriers to further grow its aggregation business. In addition, the Company continues to seek out and establish relationships with new content partners for its aggregation platform.

White Label Services

In January 2006, we launched OasysMobile.com, a mobile lifestyle portal that was directed at the teen and young adult market that allowed users to access content outside of the distribution decks of the wireless carriers. Oasys Mobile entered into agreements with several third-party providers for the distribution of these providers’ content through the OasysMobile.com portal. Through OasysMobile.com, we offer a catalogue of unique content, including ringtones, truetones, wallpapers and games. All users of the OasysMobile.com portal can safely store any purchased content in a virtual “locker” that can be accessed anytime, anywhere by a user. These password-protected lockers provide secure, online storage for a user’s mobile content should they upgrade, lose or break their mobile device. In most wireless systems, when a user’s handset is lost, stolen or upgraded, all of the valuable content that has already been purchased by that user is also lost and must be repurchased. Our virtual locker allows consumers to eliminate this concern and keep the wireless content they have previously purchased. We have filed a patent application and have a patent pending on this virtual locker technology and mechanism.

Because of low traffic flow and low margins in our off-deck, direct-to-consumer business, Oasys Mobile recently reassessed the portal operations and redirected its resources in an effort to monetize the technology investment in the OasysMobile.com portal through its White-Label efforts.

The Oasys White-Label products and services leverage the same content and functionality as OasysMobile.com and the WAP portal and gives wireless carriers and content providers access to alternate distribution channels, which allows them to offer their mobile applications outside of the wireless carriers’ distribution decks and reach more customers. Oasys Mobile’s White-Label portal services can be customized for any carrier or content partner to create their own branded mobile content storefront to distribute products while maintaining a consistent brand identity. We are currently in contract negotiations with several companies to develop white-label portals for the distribution of their content. These portals would also utilize Oasys Mobile’s patent pending locker technology.

In addition, Oasys Mobile can quickly and easily provide a content brand or carrier its own back-end application platform. For example, Oasys Mobile’s photo platform has a user-friendly interface that makes it easy for subscribers to save and share photos and order prints of all their camera and online album pictures right from their camera phone. Oasys Mobile has created back-end photo-sharing platforms for Boost Mobile and Sprint Nextel, both of which are successful and available today.

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

Revenues

We generate the vast majority of our revenues from wireless carriers that market and distribute our mobile applications and games. These carriers generally charge a one-time purchase fee or a monthly subscription fee on their subscribers’ phone bills when the subscribers download our applications and games to their mobile phones. The carriers perform the billing and collection functions and generally remit to us a contractual fee or a contractual percentage of their collected fee for each game. We recognize as revenues the percentage of the fees due to us from the carrier. End users may also initiate the purchase of our applications and games through various Internet portal sites or through other delivery mechanisms, with carriers generally continuing to be responsible for billing, collecting and remitting to us a portion of their fees.

Cost of Revenues

Our cost of revenues consists primarily of royalties that we pay to content partners from which we license brands and content. We recognize royalties in cost of revenues based upon the revenues derived from the relevant application or game multiplied by the applicable royalty rate.

Gross Profit

Our gross margin is determined principally by the mix of applications and games that we license. Our applications and games based on licensed intellectual property require us to pay royalties to the licensor and the royalty rates in our licenses vary significantly. Our original games, which are based on our own intellectual property, require no royalty payments to licensors. There are multiple internal and external factors that affect the mix of revenues from licensed games and original games, including the overall number of licensed games and original games available for sale during a particular period, the extent of our and our carriers’ marketing efforts for each game, and the deck placement of each game on our carriers’ mobile handsets. In addition, we realize a lower fixed gross margin on our aggregation business.  If our product mix shifts more to licensed games or games with higher royalty rates and/or aggregation, our gross margin would decline.

Operating Expenses

Our operating expenses primarily include research and development expenses, sales and marketing expenses and general and administrative expenses.

Research and Development.  Our research and development expenses consist primarily of salaries and benefits for employees working on creating, developing, porting, quality assurance, carrier certification and deployment of our games, on technologies related to interoperating with our various wireless carriers and on our internal platforms, and payments to third parties for developing and porting of our games. We devote substantial resources to the development, porting and quality assurance of our games and expect this to continue in the future.

Sales and Marketing.  Our sales and marketing expenses consist primarily of salaries, benefits and incentive compensation for sales and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, and travel and entertainment expenses.

General and Administrative.  Our general and administrative expenses consist primarily of salaries and benefits for general and administrative personnel, consulting fees, legal, accounting and other professional fees, information technology costs and facilities costs.

Based on our current revenue and expense projections, we expect that our various operating expense categories will decline as a percentage of revenues. We could fail to increase our revenues as anticipated, and we could decide to increase expenses in one or more categories to respond to competitive pressures or for other reasons. In these cases and others, it is possible that one or more of our operating expense categories would not decline as a percentage of revenues.

Interest Expense, Net

Interest expense, net, includes interest expense on capital leases, notes payable and convertible notes payable and interest income earned.

Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes included in this report.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	Year Ended December 31
		% of Total		% of Total
	2006	Revenues	2005	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and contracts	$8,663,117	99.7%	$7,782,241	99.8%	$880,876	11.3%
Wireless license fees	24,750	0.3	12,700	0.2	12,050	94.9
Total revenues	$8,687,867	100.0%	$7,794,941	100.0%	$892,926	11.5%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $880,876 to $8,663,117 in the year ended December 31, 2006, up 11.3% from $7,782,241 in the year ended December 31, 2005. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers. The Company’s products, including Mattel’s UNO® Challenge, College and Greek Logos and Hooters Calendar have shown strong growth during the year ended December 31, 2006. In addition, the Company launched UNO® Freefall during the period.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $24,750 and $12,700 in the years ended December 31, 2006 and 2005, respectively.

Costs of Revenues

	Year Ended December 31
	2006	2005	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$5,018,966	$3,893,776	$1,125,190	28.9%
Total cost of revenues	$5,018,966	$3,893,776	$1,125,190	28.9%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $1,125,190 to $5,018,966 in the year ended December 31, 2006, up 28.9% from $3,893,776 in the year ended December 31, 2005. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and fees associated with content information provided by our content providers for wireless applications which were deployed during 2006. The costs related to third-party hosting are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our costs of revenues could vary depending on the mix of products sold in a given period.

In addition, the Company was selected by Sprint during 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship.

Gross Profit

	Year Ended December 31
	2006	2005	$ Change	% Change

Gross profit by category:
Wireless applications and contracts	$3,644,151	$3,888,465	$(244,314)	(6.3)%
Wireless license fees	24,750	12,700	12,050	94.9
Total gross profit	$3,668,901	$3,901,165	$(232,264)	(6.0)%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications decreased $244,314 to $3,644,151 for the year ended December 31, 2006, a decrease of 6.3% over the gross profit for the year ended December 31, 2005 of $3,888,465. The decrease in gross profit resulting from these activities is due primarily to certain new content partner arrangements with higher royalty payments. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our gross profit could vary depending on the mix of products sold in a given period. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

In addition, the Company was selected by Sprint during 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship. The level of revenues that are earned from this arrangement as compared to other wireless application revenues could impact gross profit.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $24,750 and $12,700 for the years ended December 31, 2006 and 2005, respectively. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees.

General and Administrative Expenses

	Year Ended December 31
	2006	2005	$ Change	% Change

General and administrative	$3,735,570	$3,215,040	$520,530	16.1%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting, investor relations and other professional fees. General and administrative expenses for the year ended December 31, 2006 were $3,735,570, compared to $3,215,040 for the year ended December 31, 2005. The overall increase in general and administrative expenses was due to an increase in stock-based compensation expense offset by decreases in several expense categories, including legal and accounting fees, fees related to the Qualcomm Quick-Pay program and general office administration costs. Stock-based compensation expense included in general and administrative expense was $806,433 and $39,221 for the years ended December 31, 2006 and 2005, respectively. The increase in stock-based compensation expense was due to new accounting requirements for the expensing of stock options issued to employees. Stock-based compensation for 2006 reflects the fair value of employee stock options earned during the period.

Research and Development Expenses

	Year Ended December 31
	2006	2005	$ Change	% Change

Research and development	$3,843,254	$3,168,620	$674,634	21.2%

Research and development expenses for the year ended December 31, 2006, were $3,843,254 compared to $3,168,620 for the year ended December 31, 2005. The increase in research and development expenses was due to the increase in the number of applications that the Company is developing for future revenue generation, as well as the development for the Oasys Mobile portal. The increase was also due to stock-based compensation expense of $128,443 included in research and development in the year ended December 31, 2006 due to new accounting requirements for the expensing of stock options issued to employees. There was no stock-based compensation expense included in research and development expense in the year ended December 31, 2005. We currently have several new products in development. In addition, the Company has expanded its porting development and quality assurance teams to expedite deployment of products to the carriers. The Oasys Mobile portal launched during the first quarter of 2006, and the Company was continuing to add new functionality throughout 2006. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Year Ended December 31
	2006	2005	$ Change	% Change

Sales and marketing	$3,911,284	$1,846,608	$2,064,676	111.8%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising and marketing fees and other professional fees. Sales and marketing expenses for the year ended December 31, 2006 were $3,911,284, compared to $1,846,608 for the year ended December 31, 2005. The increase in sales and marketing expenses during 2006 as compared to 2005 was primarily due to the event-related marketing, partner marketing arrangements and search marketing for the Oasys Mobile portal and certain carrier campaigns. The increase was also due to stock-based compensation expense of $120,984 included in sales and marketing in the year ended December 31, 2006 due to new accounting requirements for the expensing of stock options issued to employees. There was no stock-based compensation expense included in sales and marketing expense in the year ended December 31, 2005. During the fourth quarter of 2006, the Company significantly decreased the level of marketing expense on the Oasys Mobile portal. The Company is focusing its efforts on positioning the Oasys Mobile portal as a white-label technology opportunity rather than a direct-to-consumer portal. The increase in sales and marketing expenses reflects our focus to deploy and market new products in order to continue increasing revenues in a cost effective manner.

Modification of Warrants in Conjunction with the Securities Purchase Agreement

	Year Ended December 31
	2006	2005	$ Change	% Change

Modification of warrants in conjunction with the Securities Purchase Agreement	$1,478,585	$ -	$1,478,585	100.0%

Modification of warrants in conjunction with the Securities Purchase Agreement for the year ended December 31, 2006 was $1,478,585. This related to a modification on the warrants and the Securities Purchase Agreement associated with the convertible notes entered into in November 2005. The modification was made on July 27, 2006. There were no similar transactions in the year ended December 31, 2005.

Non-Cash Consulting Expenses

	Year Ended December 31
	2006	2005	$ Change	% Change

Non-cash consulting	$35,000	$20,823	$14,177	68.1%

Non-cash consulting expense for the year ended December 31, 2006, in the amount of $35,000 is related to the amortization of restricted stock. The Company issued 100,000 shares of restricted stock on September 29, 2006 to a director of the Company for consulting services. Of the shares, 25,000 vested immediately and the remaining vest monthly over 1 year. The restricted stock was valued at $80,000.

Non-cash consulting expense for the year ended December 31, 2005, in the amount of $20,823 is attributable to 7,475 stock warrants granted to consultants for services, valued using the Black-Scholes option-pricing model.

Non-Cash Settlements

	Year Ended December 31
	2006	2005	$ Change	% Change

Non-cash settlements	$ -	$58,750	($58,750)	(100.0)%

Non-cash settlements totaling $58,750 for the year ended December 31, 2005 resulted from the settlement of the remaining amount of a note payable with Holland & Knight LLP (“H&K”) of $184,382 with the issuance to H&K of 47,673 shares of Oasys Mobile’s common stock. The fair value of the 47,673 shares of common stock was estimated at $243,132, based on the traded value of Oasys Mobile’s common stock on the date of the settlement agreement. The difference between the estimated fair value of the 47,673 common shares and the recorded value of the liability of $184,382, totaling $58,750, was recorded as settlement loss.

 The Company did not enter into any non-cash settlements during the year ended December 31, 2006.

Interest Expense

	Year Ended December 31
	2006	2005	$ Change	% Change

Interest	$278,037	$77,262	$200,775	259.9%

Interest expense for the year ended December 31, 2006 was $278,037 compared to interest expense of $77,262 for year ended December 31, 2005. Interest expense for each of the years related to interest costs associated with capital lease obligations and convertible note agreements. The increase in interest expense is due primarily to interest expense for the convertible note agreements being outstanding for all of 2006. The Company entered into these agreements in November 2005.

Amortization of Discount on Debt and Beneficial Conversion Feature

	Year Ended December 31
	2006	2005	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$4,957,556	$1,435,372	$3,522,184	245.4%

Amortization of discount on debt and beneficial conversion feature for the year ended December 31, 2006 was $4,957,556. This related to amortization of the discounts on the convertible notes payable entered into in November 2005. These convertible notes payables were outstanding for all of 2006.

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

Net Loss

	Year Ended December 31
	2006	2005	$ Change	% Change

Net loss	$14,570,385	$5,921,310	$8,649,075	146.1%

As a result of the factors discussed above, the net losses for the years ended December 31, 2006 and 2005 were $14,570,385 and $5,921,310, respectively.

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

General and Administrative Expenses

	Year Ended December 31
	2005	2004	$ Change	% Change

General and administrative	$3,215,040	$2,774,092	$440,948	15.8%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting and other professional fees. General and administrative expenses for the year ended December 31, 2005 were $3,215,040, compared to $2,774,092 for year ended December 31, 2004. The overall increase in general and administrative expenses was due to increases in several expense categories, including salaries, travel, fees related to the Qualcomm Quick-Pay program, legal, investor relations, and general office administration costs.

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

Liquidity and Capital Resources

As of December 31, 2006 we had $1,451,498 of cash on hand, a working capital deficit of $5,266,249, and approximately $9.2 million in current liabilities, including $5.5 million in convertible notes payable.

Convertible Notes Payable

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

Capital Needs

From inception through our 2006 fiscal year, our primary source of funding for our operations came from the issuance of shares of our common stock in private placements to investors and proceeds from convertible notes payable. We believe that we have enough working capital to fund and sustain our business operations through June 2007. In order to continue our operations beyond that date, we will have to raise additional funds. There are no assurances that we can raise sufficient capital to pay off the maturing debt and accrued interest, plus additional working capital, or that we can negotiate terms for such capital that will be favorable to us. If we are successful in raising additional capital through the issuance of our equity securities or debt convertible into our equity securities, existing stockholders could experience substantial dilution of their ownership interests in Oasys Mobile. In addition, the new equity securities may have rights, preferences or privileges senior to those of existing holders of shares of our common stock.

 As of the date of this annual report on Form 10-K, Oasys Mobile does not have the funds to pay the principal and interest due on its convertible notes payable, and we do not expect to generate such funds from our operations prior to their maturity on June 30, 2007. We have engaged RBC Daniels & Associates as our investment banker to assist Oasys Mobile in obtaining an equity investment or debt issuance to allow us to pay the principal and interest on the convertible notes payable at their maturity plus raise additional working capital. Alternatively or in addition thereto, RBC Daniels will also assist Oasys Mobile in evaluating certain strategic alternatives, including investments from strategic partners or business combinations, including the sale of the business. There are no assurances that Oasys Mobile will be successful in obtaining funds that would allow it to pay the principal and interest due on its convertible notes payable at the June 30, 2007 maturity date, or to raise additional working capital necessary to continue the operations of our business.

Cash Flow Information

	Year Ended December 31
	2006	2005
Cash used in operating activities	$(7,477,878)	$(3,153,749)
Cash used in investing activities	$(43,040)	$(76,190)
Cash (used in) provided by financing activities	$(12,742)	$10,809,309

Cash Flow used in Operating Activities. Net cash used in operating activities was $7,477,878 in the year ended December 31, 2006, compared to $3,153,749 in the prior year. The increase in net cash used in operating activities was due to the following:

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

Cash Flow used in Investing Activities. Net cash used in investing activities was $43,040 and $76,190 in the years ended December 31, 2006 and 2005, respectively, representing computer equipment purchases.

Cash Flow (used in) provided by Financing Activities. Net cash used in financing activities was $12,742 in the year ended December 31, 2006, representing payments on capital lease obligations.

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

Significant Concentrations

For the year ended December 31, 2006, one customer, Verizon Wireless, accounted for 31% and 33% of our revenues and accounts receivable, respectively. This same customer accounted for 45% and 18% of our revenues and accounts receivable for the year ended December 31, 2005. In addition, a second customer, QPass (Cingular Wireless), accounted for 22% and 18% of our revenues and accounts receivable for the year ended December 31, 2006. This same customer accounted for 24% of our accounts receivable as of December 31, 2005. A third customer, Alltel, accounted for 11% and 15% of our revenues and accounts receivable for the year ended December 31, 2006. A fourth customer, Sprint Nextel, accounted for 13% and 16% of our revenues and accounts receivable for the year ended December 31, 2006.  Should these wireless carriers discontinue the deployment of our applications, our business would be adversely affected. There were no other customers with revenues or accounts receivable in excess of 10 percent of the respective balances.

For the year ended December 31, 2006, two licensors, Phil Hellmuch and Mattel, accounted for 26% and 26% of our revenues, respectively.  Should these licensors discontinue their license to the Company, our business would be adversely affected.  For the year ended December 31, 2005, two licensors, Phil Hellmuth and Sports Illustrated accounted for 37% and 23% of our revenues, respectively.  Our contract with Sports Illustrated ended in March 2006.  There were no other licensors attributing to revenues in excess of 10 percent of total revenues.

 Contractual Obligations

At December 31, 2006, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating and capital leases, notes payable and content partner arrangements.

The following table summarizes our contractual obligations at December 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

			Notes	Purchase
	Total	Leases	Payable	Obligations
Year ending December 31, 2007	$8,358,590	$113,090	$8,077,500	$168,000
Year ending December 31, 2008	39,613	39,613	-	-
Year ending December 31, 2009	3,441	3,441	-	-

Total contractual obligations	$8,401,644	$156,144	$8,077,500	$168,000

New Accounting Pronouncements
We adopted SFAS No. 123(R), “Share-Based Payment,” effective January 1, 2006, as required, and have incorporated the modified prospective method for recognizing stock-based compensation expense which does not require restated results for prior periods. Under the modified prospective method, stock-based compensation cost recognized for the year ended December 31, 2006 includes: (a) stock-based compensation cost for all share-based payments granted, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) stock-based compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Such amounts are reduced by our estimate of forfeitures of all unvested awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB No. 107, regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations for all awards granted to employees. Under APB No. 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation expense is recorded. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation expense is recognized over the vesting period.

As of December 31, 2006, approximately $567,000 of unrecognized stock-based compensation expense related to the unvested portion of our stock options is expected to be recognized over a weighted-average period of 0.95 years.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company’s first fiscal year beginning after December 15, 2006. We are currently evaluating the provisions of FIN No. 48 to determine what effect its adoption in the first quarter of 2007 will have on our financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2008 will have on our financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure at fair value, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. We are currently in the process of evaluating the impact that the adoption of SFAS No. 159 will have on our financial position, results of operations and cash flows.

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

Revenue Recognition and Related Costs

Wireless applications and contracts

Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. For content delivery partner arrangements, whereby Oasys Mobile remits a portion of the revenues earned through the sale of our applications, revenue is recorded in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”. Oasys Mobile recognizes the cost of payments to the content providers as a cost of revenues. Wireless applications and contracts cost of revenues includes all third-party hosting, testing and/or carrier distribution fees. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

Wireless License Fees

We recognize revenue from licensee fees for wireless software applications in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by AICPA Statement of Position 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

There were no costs related to the wireless license fee revenue generated during the three years ended December 31, 2006 as the license fee revenue related to technology that had been previously developed by us, and there were no costs for installation, delivery or customization, or other related costs.

Contracts and license fees

We derive certain revenues from research and development contracts for governmental agencies and the commercial licensing of our technology. We recognize revenue on these contracts at the time services are rendered based upon the terms of individual contracts. Regarding the commercial licensing of our technology, we follow the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by AICPA Statement of Position 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. Prior to our adoption of SFAS No. 123(R), as permitted by SFAS No. 123, we accounted for share-based payments to employees using the Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, intrinsic value method. Accordingly, prior to January 1, 2006 we generally did not recognize compensation cost for employee stock options, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. Under this transition method, our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we have not restated our financial results for prior periods.

Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense over the requisite service period of the award. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, we use the Black-Scholes model to value option awards under SFAS No. 123(R). We currently have awards outstanding with only service conditions and graded-vesting features. We recognize compensation cost on a straight-line basis over the requisite service period.

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on historical volatility of our common stock over approximately a five year period. The expected term for employees was estimated based on a simplified method as allowed under SEC Staff Bulletin No. 107, “Share-Based Payment,” averaging the vesting term and original contractual term. The expected term for directors was estimated based on historical experience and specific terms in the option agreements. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2006 was based on actual historical rates.

We account for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” EITF 96-18 requires that compensation be measured at the end of each reporting period for changes in the fair value of our stock until the options are vested.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate and Credit Risk

We do not use any derivative financial instruments for hedging, speculative or trading purposes. Our exposure to market risk is currently immaterial.

As of December 31, 2006 and 2005, our cash balances were maintained by financial institutions in the United States and our current deposits are in excess of insured limits. We believe that the financial institutions that hold our investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Our accounts receivable primarily relate to revenues earned from domestic and international wireless carriers. We perform ongoing credit evaluations of our carriers’ financial condition but generally require no collateral from them.

Foreign Currency Risk

Historically, there has not been a significant portion of our business denominated in functional currencies other than the USD. Our revenues are usually denominated in the functional currency of the carrier. In the future, we may experience foreign currency exchange losses on our accounts receivable as our international business grows. Foreign currency exchange losses in the future could have a material adverse effect on our business, operating results and financial condition.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we might not be able to offset these higher costs fully through price increases. Our inability or failure to do so could harm our business, operating results and financial condition.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data filed with this report are set forth in the “Index to Financial Statements and Schedules” following Part IV of this annual report on Form 10-K.

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

In November 2005, Oasys Mobile entered into agreements with certain investors for the issuance of $8,000,000 in principal of its 6% Senior Secured Convertible Debentures. These 6% Debentures mature on June 30, 2007.

As of the date of this annual report on Form 10-K, Oasys Mobile does not have the funds to pay the principal and interest due on its 6% Debentures, and we do not expect to generate such funds from our operations prior to their maturity on June 30, 2007. We have engaged RBC Daniels & Associates as our investment banker to assist Oasys Mobile in obtaining an equity investment or debt issuance to allow us to pay the principal and interest on the 6% Debentures at their maturity plus raise additional working capital. Alternatively, or in addition thereto, RBC Daniels will also assist Oasys Mobile in evaluating certain strategic alternatives, including investments from strategic partners or business combinations, including the sale of the business. There are no assurances that Oasys Mobile will be successful in obtaining funds that would allow it to pay the principal and interest due on its 6% Debentures at the June 30, 2007 maturity date, or to raise additional working capital necessary to continue the operations of our business.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Business Experience of Directors and Executive Officers

Douglas B. Dyer, age 43, was appointed as our Chief Executive Officer on December 11, 2006. Prior to joining us, he served as acting CEO and President of ROK Entertainment Group US, Inc., a global company focused on delivering video and rich media to mobile devices. Prior to ROK, Dyer was Vice-President of Wireless Entertainment for Warner Bros., where he oversaw the building of a global publishing and mobile marketing organization that currently spans over 50 countries in the Americas, Europe and Asia. Through Dyer's leadership, Warner Bros took an aggressive and leading position in the mobile industry and became established as one of the premiere Hollywood studios in the space. Overseeing the mobile publishing of such major brands as Harry Potter, DC Comics, and Looney Tunes, Mr. Dyer extended Warner Bros.' brands and content to a global subscriber base of over 800 million customers. Dyer is also credited with starting and building THQ Wireless into one of the leading mobile game publishers in the world. He was responsible for the negotiation and acquisition of such brands as The Simpsons, WWE Wrestling, Major League Baseball, and Hello Kitty as well as developing relationships with over 70 operators worldwide. Before entering the mobile entertainment industry, Dyer was a well-known figure in the video game and console world, holding management and business development positions at GT Interactive and Infogrames/Atari. Prior to that, Mr. Dyer spent several years at Microsoft as one of the initial team members of their fledgling games division.

Stephen M. Finn, age 57, was appointed to our Board of Directors in February 2004. Mr. Finn currently serves as president of Solstice, a media production and technology consulting firm. He began a career as an award-winning professional photographer, extending his skills to the worlds of computer graphics and video production as these technologies evolved. Based on this experience, Mr. Finn founded Solstice in 1978 specializing in corporate theater, sales and marketing development, product introduction and branding. Solstice also focuses on translating technology advances into strategic product concepts.

J. Winder Hughes, age 48, was appointed to our Board of Directors in December 2003. Mr. Hughes is the founder of Hughes Capital Investors L.L.C., an investment group that he formed in 1995. He established the investor partnership, The Focus Fund L.P., in 1999, for which he serves as the managing general partner. Mr. Hughes, who received his Bachelor of Arts degree in economics from the University of North Carolina in 1980, brings more than 20 years of investment community experience to the Oasys Mobile board.

Tracy T. Jackson, age 36, was appointed as our Chief Financial Officer on April 17, 2006. Prior to joining the company, she served as senior audit manager and director of quality assurance at Hughes, Pittman & Gupton, a leading CPA firm which is a member of the CPAmericas, International, one of the worlds largest networks of independent CPA and consulting firms. From 2000 to 2003, Ms. Jackson served as controller for Arsenal Digital Solutions Worldwide, Inc., a provider of data storage management with 22 locations nationwide. She has also served as a senior manager for KPMG, providing audit and business advisory services to public and private technology and life science companies. Ms. Jackson has a Bachelor of Business Administration in Accounting from James Madison University and is a certified and licensed as a Certified Public Accountant in North Carolina and Virginia.

Donald T. Locke, age 48, our Executive Vice-President of Corporate Development and General Counsel joined Oasys Mobile as a consultant in October 2001 and served as its General Counsel. In March 2004, he was appointed as our Chief Financial Officer, where he served until taking his current role in April 2006. Prior to Oasys Mobile, Mr. Locke was Of Counsel to Kilpatrick Stockton LLP, a large southeastern law firm, where his practice focused on mergers and acquisitions, public company finance and Securities and Exchange Commission issues. Mr. Locke received his bachelor’s degree from Furman University in 1980 and his MBA and Law degrees from the University of South Carolina in 1986 and 1987, respectively. Mr. Locke is a member of the bar of the states of Texas and South Carolina.

Richard B. Ruben, age 51, was appointed to our Board of Directors in December 2005. Mr. Ruben brings to the Board over 20 years of experience helping companies in the communications, technology, wireless and entertainment industries grow strategically. Mr. Ruben is currently the Chief Executive Officer of XOS Technologies, Inc. Prior to this, Mr. Ruben served as CEO of Wire One Communications, Inc. and had been with that company and its predecessor company V-SPAN, Inc. in a variety of positions from 1999 through April of 2005. Prior to that time Mr. Ruben's experience included roles as President of Comcast-Spectacor, Inc. and Spectacor, Inc. from 1994-97 and a variety of positions at Bell Atlantic Corporation from 1986-94 including Vice President of Planning and CFO of Bell Atlantic Mobile from 1990-94. Mr. Ruben holds a law degree and an MBA from Santa Clara University and an economics degree from Fairleigh Dickinson University.

Bernard Stolar, age 60, was appointed to our Board of Directors in January 2006, Mr. Stolar, noted for his expertise in both identifying and developing market-driving content and forging successful business partnerships, brings to the board over twenty years of senior-level experience within the interactive entertainment industry in all phases of company operations, including sales and marketing, product development, licensing, distribution, strategic planning and management. Mr. Stolar has served in high profile leadership roles at publicly and privately held interactive entertainment companies. Currently, Mr. Stolar is Dean of Games and Game Evangelist for Google, Inc. From February 2006 until its purchase by Google, Inc. in February 2007, Mr. Stolar was the Chairman of the Board of Adscape Media. Prior to this, he was president and chief operating office of BAM! Entertainment, where he transformed the company from a hand-held content company to a developer and marketer of interactive entertainment for next generation video game consoles. In 2000, Mr. Stolar joined Mattel, Inc. as president of Mattel Interactive, where he was responsible for directing and reorganizing the $1 billion Mattel Interactive division. From 1996 to 1999, Mr. Stolar served as president and chief operating officer of Sega of America, Inc. where he helped increase sales from $200 million to over $1 billion in three years, and orchestrated the launch of the Sega Dreamcast(TM), the fastest selling video game console in US history at that time. Mr. Stolar also served as executive vice president of Sony Computer Entertainment of America, where he was a key leader of the Sony Playstation® launch team, directing all third-party publishing in the U.S. Prior to that, Mr. Stolar served as president of Atari America's game division.

James A. Taylor, age 61was appointed to our Board of Directors in June 2005.  Mr. Taylor currently serves as vice president-finance and chief financial officer of Free-Flow Packaging International, a leading designer, manufacturer and seller of protective packing materials with operations in the United States, Europe and Australia.  Prior to joining Free-Flow Packaging in September, 2005, Mr. Taylor was president of Portola Packaging, a leading designer, manufacturer and marketer of tamper-evident plastic closures for a variety of industries, where he oversaw worldwide operations.  At Portola, Mr. Taylor helped increase revenues by more than $75 million to over $240 million through organic growth and product line acquisitions.  Mr. Taylor served as chief financial officer of Portola from 1998 to 1999.  From 1996 to 1998, Mr. Taylor served as vice president of finance and treasurer of Seagate Technology, Inc., the world's largest manufacturer and seller of disk and tape drives.

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

Under the rules of the Securities and Exchange Commission, we are required to disclose whether the members of our Audit Committee are independent using the definition of “independent director” of a national securities exchange selected by us and approved by the Commission (even though the Company is not listed on such exchange). Oasys Mobile has chosen to use the definition used by The NASDAQ Stock Market, Rule 4200(a)(15) as set forth in the Marketplace Rules of the NASD Manual. Under this rule, Mr. Taylor and Mr. Ruben would be considered independent directors of the Audit Committee.

On February 17, 2003, our Board adopted a written charter for the Audit Committee, which is available on our website at www.oasysmobileinc.com.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. This Code of Ethics applies to all Directors, officers and employees of Oasys Mobile. A copy of our Code of Ethics is publicly available on our website at www.oasysmobileinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the SEC's rules thereunder require our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our Common Stock with the SEC and to furnish to us copies of all reports they file. The SEC has established specific due dates for these reports and requires the Company to report in this annual report on Form 10-K any failure by these persons to file or failure to file on a timely basis.

To our knowledge, based solely on a review of the copies of such reports received or written representations from the reporting persons, we believe that, during our 2006 fiscal year, our directors, executive officers and persons who own more than 10% of our Common Stock complied with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of Compensation Program

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow in this annual report on Form 10-K.

Our compensation program for executive officers is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above the levels that we expect. It is also designed to reinforce a sense of ownership, urgency and overall entrepreneurial spirit and to link rewards to measurable corporate and individual performance.

Elements of Compensation

There are three main components to our compensation package: base salaries, annual cash bonuses, and stock based compensation. A fourth, less significant component is other benefits and perquisites. Our compensation program is designed to be competitive with other employment opportunities and to align the interests of all employees, including our executive officers, with the long-term interests of our stockholders.

We fix executive officer base compensation at a level we believe enables us to hire and retain individuals in a competitive environment and to reward satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base compensation that is payable by companies that we believe to be our competitors and by other private and public companies with which we believe we generally compete for executives. We have accessed a number of executive compensation surveys and other databases and review them when making crucial executive officer hiring decisions and annually when we review executive compensation. We designed our executive cash bonuses to focus our executives on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We utilize these cash bonuses to reward performance achievements with a time horizon of one year or less, and we utilize salary as the base amount necessary to match our competitors for executive talent. We utilize stock options and restricted stock to reward long-term performance, with excellent corporate performance and extended officer tenure producing potentially significant value for the officer.

We view these components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on the analysis of the compensation committee and the Board of Directors consistent with our recruiting and retention goals, our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Prior to the date of the annual report on Form 10-K, in which this Compensation Discussion and Analysis is included, Oasys Mobile has never engaged compensation consultants to assist with this analysis.

We believe that, as is common in the technology sector, stock option awards and restricted stock are the primary compensation-related motivators in attracting and retaining executives and that salary and bonus levels are secondary considerations. Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation. However, our compensation committee’s philosophy is to make a greater percentage of an employee’s compensation performance-based as he or she becomes more senior and to keep cash compensation to the minimum competitive level while providing the opportunity to be well rewarded through equity if the company performs well over time.

Our compensation committee’s current intent is to perform at least annually a strategic review of our executive officers’ compensation levels to determine whether they provide adequate incentives and motivation to our executive officers and whether they adequately compensate our executive officers relative to comparable officers in other companies with which we compete for executives. These companies may or may not be public companies or even in all cases technology companies. Our compensation committee’s most recent review occurred in February 2007. Compensation committee meetings typically have included, for all or a portion of each meeting, not only the committee members, but also our chief executive officer, our chief financial officer and our executive vice-president and general counsel. For compensation decisions, including decisions regarding the grant of equity compensation, relating to executive officers, our compensation committee typically considers recommendations from the executive management team as one factor in its analysis.

Since January 1, 2006, we account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense will not be material to our financial position. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

Factors unique to 2006

We had two separate chief executive officers during 2006. On September 29, 2006, our then Chief Executive Officer, Gary E. Ban, resigned from that position and as a director of Oasys Mobile. Mr. Ban was paid certain amounts pursuant to his employment agreement with Oasys Mobile.  A more complete description of this event is addressed below in “Severance and Change of Control Provisions” of this Compensation Discussion and Analysis. Our Board of Directors, led by Lead Director Bernard Stolar, performed a search for a candidate with experience in the development and distribution of mobile games and other mobile applications. As a result of the search, the Board of Directors of Oasys Mobile hired Douglas B. Dyer as our new Chief Executive Officer effective December 11, 2006.

In addition, Andrew L. Fox, our Executive Vice-President of Business Development resigned from his position with Oasys Mobile effective November 17, 2006. A more complete description of this event is addressed below in “Severance and Change of Control Provisions” of this Compensation Discussion and Analysis.

Base Salaries

We provide our executive officers with a level of cash compensation that facilitates an appropriate lifestyle and provides a reasonable minimum compensation. We make this determination based on a variety of factors including professional accomplishments, level of education, past experience and scope of responsibilities. The actual amount of base salary paid to each Named Executive Officer is set forth in the “Summary Compensation Table” included later in this annual report on Form 10-K.

The salary level for Mr. Ban as Chief Executive Officer was set at a rate of $175,000 per year beginning in February 2004 and remained at that level until it was increased by the Board of Directors in December 2005 to $210,000 per year. When Mr. Dyer joined Oasys Mobile in December 2006, his annualized salary was set at the rate of $190,000. The salary level for Donald T. Locke, our Executive Vice-President of Corporate Development, was set at a rate of $144,000 per year beginning in February 2004, and remained at that level until it was increased by the Board of Directors to $172,800 per year in December 2005. Tracy T. Jackson joined Oasys Mobile as its Chief Financial Officer in May 2006 at an annual salary level of $130,000. The salary level for Mr. Fox was set at a rate of $120,000 per year in February 2004 and remained at that level until it was increased by the Board of Directors to $144,000 per year in December 2005. The base salary amounts for all three current executive officers, Messrs. Dyer and Locke and Ms. Jackson, remain at their 2006 levels.

Bonuses

We have no established cash bonus or non-equity incentive plan. As set forth in their respective employment agreements with Oasys Mobile, Mr. Dyer, Mr. Ban, Mr. Locke and Ms. Jackson are or were each eligible for cash bonuses of up to 100% of their respective base salaries upon the achievement of goals set by the Board of Directors. In past years these cash bonuses were tied to the achievement of certain revenue thresholds and Oasys Mobile becoming cash flow positive. No bonuses have ever been paid to any of the above referenced executive officers under this provision of their employment agreements since Oasys Mobile has not achieved the goals set by the Board of Directors for the granting of these bonuses. The compensation committee felt that these bonuses should be based on our executive officers’ success as a team and thus the goals set for the executive officers for the achievement of their bonuses are based on corporate financial goals. No goals for the possible achievement of cash bonuses by Mr. Dyer, Mr. Locke and Ms. Jackson have been set for the 2007 fiscal year. The Compensation Committee of the Board of Directors also has the power to award discretionary cash bonuses to each of Mr. Dyer, Mr. Locke and Ms. Jackson; however, no such bonuses have ever been granted.

Mr. Fox, who resigned effective November 17, 2006, was entitled under his employment agreement to receive a commission bonus of three percent (3%) of the gross profit received from all transactions generated by him and a commission bonus of one percent (1%) of the gross profit generated by personnel under Mr. Fox’s direct supervision. During the fiscal years 2006, 2005 and 2004, Mr. Fox received commission bonuses of $58,256, $29,071 and $51,064, respectively, related to this provision in his employment agreement.

Stock Based Compensation

All of our employees participate in our stock based compensation plans and receive awards of non-qualified stock options or restricted stock. We use non-qualified options because of the favorable tax treatment to us and the near universal expectation by employees in our industry that they will receive stock options. The overwhelming majority of these awards are time-based options which vest over a period of three years while the employees are in the employ of Oasys Mobile. Our current executive officers have received stock options and restricted stock as part of their compensation. The value of the shares subject to option grants and grants of restricted stock to executive officers are reflected in the “Summary Compensation Table” table below and further information about these grants is reflected in the “2006 Grants of Plan-Based Awards” table below.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. We have not made equity grants in connection with the release or withholding of material non-public information. It is possible that we will establish programs or policies of this sort in the future. Authority to make equity grants to executive officers rests with our compensation committee; however, as noted above, our compensation committee does consider the recommendations of our executive management team.

In February 2004, Mr. Ban, Mr. Locke and Mr. Fox received options to purchase 125,000, 100,000 and 100,000 shares of Oasys Mobile common stock, respectively. These option grants vest at the rate of 1/36th per month over the course of three years from the grant date. In June 2005, Mr. Ban, Mr. Locke and Mr. Fox received options to purchase 275,000, 225,000 and 200,000 shares of Oasys Mobile common stock, respectively. These option grants vest at the rate of 1/36th per month over the course of three years from the grant date. In April 2006, Mr. Locke received a grant of 25,000 options to purchase shares of Oasys Mobile common stock for the waiver of certain provisions in his employment agreement with Oasys Mobile. This grant of options to Mr. Locke was fully vested as of the grant date. In May 2006, Tracy T. Jackson received options to purchase 90,000 shares of Oasys Mobile common stock in connection with being hired as the Chief Financial Officer of the company. This option grant vests at the rate of 1/36th per month over the course of three years from the grant date.

In February 2007, the Compensation Committee approved the grants of restricted stock to each of Mr. Dyer, Mr. Locke and Ms. Jackson subject to the Board of Directors approving an increase in the number of authorized shares available for issuance in the Third Amended and Restated 2000 Equity Compensation Plan. Under the grants, Mr. Dyer and Locke are to receive grants of 400,000 shares each and Ms. Jackson is to receive a grant of 240,000 shares. The restrictions on 100,000 of these shares for each of Mr. Dyer and Locke and 65,000 shares for Ms. Jackson lapse on the date of grant and are owned by the respective executive officers. The restrictions lapse on 60,000 shares each for Mr. Dyer and Locke and 35,000 shares for Ms. Jackson once the closing stock price of Oasys Mobile common stock remains at $1.00, $1.25, $1.50, $1.75 and $2.00 for five (5) consecutive trading days, respectively. As of the date of this annual report on Form 10-K, none of the performance thresholds for the lapse of restrictions on shares of the restricted stock granted to each of Mr. Dyer, Mr. Locke and Ms. Jackson have been achieved.

In general, our philosophy is to set common goals for all executive officers for all performance-based option grants and grants of restricted stock. We expect that in normal circumstances, future option grants and grants of restricted stock that are performance based will be based on common goals for all executive officers.

At the present time, we have no formal policy related to stock ownership for executive officers, and in establishing grant levels, we generally do not consider the equity ownership levels of the executive officers or the existence of fully vested prior awards.

Timing of Option Grants

We do not have a formal written policy related to the timing of option grants or grants of restricted stock; however we do have certain time periods when options are normally granted. At the present time, we do not have many analysts that follow our common stock and the release of our quarterly financial reports normally has little or no impact on the price of our common stock. There are two normal situations where options are granted. The first is when a new employee, including an executive officer, is hired. If a new employee receives options as part of starting employment, those options are granted either at, or shortly after, the employment start date. All options to employees that have been granted to date, including those to the executive officers, are time-based awards.

For executive officers, the Compensation Committee also meets annually to establish compensation levels, including salary, bonus, options and restricted stock, for the year. This meeting normally occurs in the month of January of each year. In 2007, the compensation committee completed this activity in February.

All option grants for all employees are approved by the compensation committee of the Board of Directors. The compensation committee does not delegate any of its powers for granting options to others.

Other Benefits and Perquisites

Since we have not yet reached profitability, we take a relatively minimal approach to benefits for all employees, including our executive officers. There are no benefit plans available to our executive officers that are not available to all employees. These benefits include health and dental insurance, group term life insurance, disability insurance and our 401(k) plan. Historically, our 401(k) is funded entirely by employee elective deferrals. There are no special benefits or perquisites provided to any executive officer. We have no company funded retirement plans or deferred compensation plans. We also do not provide any of the perquisites common at larger companies.

Severance and Change of Control Provisions

Each of our current executive officers, Mr. Dyer, Mr. Locke and Ms. Jackson, currently have a employment agreement with Oasys Mobile, and Mr. Ban, our former Chief Executive Officer, and Mr. Fox, our former Executive Vice-President of Business Development, had employment agreements which contain certain provisions for the acceleration of option grants and grants of restricted stock and severance payments if their employment is terminated without cause prior to a change of control event or if their employment is terminated for any reason other than for cause, disability or death within one (1) year following a change of control event.

Under each of these conditions, 100% of the shares subject to non-vested options and restricted stock on the date of termination accelerate and vest in their entirety for that subject executive officer. In addition to the acceleration provisions of equity instruments, upon the occurrence to either of the events described in the paragraph above, each of the executive officers named above are entitled to receive:

(i)	one (1) year salary, payable in lump sum within ten (10) days of such executive’s termination;
(ii)
a lump sum payment of any bonus applicable to the calendar year in which such termination occurs payable within ten (10) days after the determination that the applicable annual objectives relating to such bonus have been met; and

(iii)	continuation of their health insurance for a period of one (1) year after such termination in accordance with the company’s policies.

These employment agreements with our executive officers also contain a provision which allows an executive officer to terminate his or her employment for “good reason” as defined in “- Potential Payments Upon Termination or Change of Control; Employment Agreements” of this annual report on Form 10-K below. If this circumstance occurs, the executive officer may terminate his or her employment with Oasys Mobile and will receive the following:

(i)	one (1) year salary, payable in lump sum within ten (10) days of such executive’s termination;
(ii)
a lump sum payment of any bonus applicable to the calendar year in which such  termination occurs  within ten (10) days after the determination that the applicable annual objectives relating to such bonus have  been met; and

(iii)	continuation of their health insurance for a period of twelve (12) months after such termination in accordance with the company’s policies.

Our Board of Directors determined to provide these termination without cause arrangements and change of control arrangements for our executive officers in order to mitigate some of the risk that exists for executives working in a small, dynamic startup company, an environment where there are changing priorities for an executive management team and there is a meaningful likelihood that we may be acquired. These arrangements are intended to attract and retain qualified executives that have alternatives that may appear to them to be less risky absent these arrangements, and to mitigate a potential disincentive to consideration and execution of an acquisition, particularly where the services of these executive officers may not be required by the acquirer. For quantification of these severance and change of control benefits, please see the discussion under “— Potential Payments Upon Termination or Change of Control; Employment Agreements” of this annual report on Form 10-K below. These agreements, by their terms, pertained to all options previously granted to Mr. Ban, Mr. Locke, Mr. Fox and Ms. Jackson. Options or restricted stock grants subsequently granted to Mr. Dyer, Mr. Locke and Ms. Jackson will incorporate the terms of these severance agreements.

Gary E. Ban resigned as the company’s Chief Executive Officer effective September 29, 2006. Under the terms of Mr. Ban’s employment agreement, he received a lump sum payment of $210,000, his base salary at the time of his departure from the company. All of Mr. Ban’s options that had not vested at the time of his departure vested under the terms of his agreement.

Andrew L. Fox, resigned as the company’s Executive Vice-President of Business Development effective November 17, 2006. Mr. Fox and the company negotiated a separation agreement in which Mr. Fox received a lump sum payment on February 27, 2007 of $42,037. In addition, we agreed to pay Mr. Fox severance payments in the amount of $12,698 on the first day of each month beginning on March 1, 2007 and ending on November 1, 2007.

Compensation Approval Process

The compensation committee of our Board of Directors approves all compensation and awards to all executive officers. Regarding most compensation matters, including executive compensation, the members of the executive management team provide recommendations to the compensation committee. However, the compensation committee does not delegate any of its functions to others in setting compensation. To this point, we have never made formal use of any compensation consultants in determining executive compensation levels for any of our executive officers. We do, however, intend to undergo a thorough review of our executive compensation practices in 2007 to insure that our current compensation practices are reasonable and appropriate for our circumstances. We anticipate that this review will include benchmarking against other companies. This review may or may not include an independent analysis by compensation consultants.

As previously discussed, we hired a new Chief Executive Officer during 2006. In the case of Mr. Dyer, we did not use a search firm. In the course of that search, the compensation committee discussed the compensation of Mr. Ban, our exiting Chief Executive Officer, as well as a range of possible compensation for a new Chief Executive Officer. The compensation committee feels that the compensation of Mr. Dyer as Chief Executive Officer falls within the reasonable range. We did not do a specific analysis, nor did we receive any written report or specific recommendations as to the compensation for Mr. Dyer as Chief Executive Officer. We believed that our proposal for Mr. Dyer’s compensation was reasonable, and Mr. Dyer accepted the proposal.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Form 10-K”). Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

Compensation Committee:

Stephen M. Finn
Bernard Stolar
James A. Taylor

Summary Compensation Table

The following table includes information concerning compensation for the one year period ended December 31, 2006, in reference to the three current executive officers of Oasys Mobile and two former executive officers whose employment with Oasys Mobile ceased during the 2006 fiscal year. All persons listed in this Summary Compensation Table are referred to collectively herein as the “Named Executive Officers”.

Name & Principal Position	Year	Salary	Option Awards (1)	All Other Compensation (5)	Total

Douglas D. Dyer (2) Chief Executive Officer	2006	$11,570	$-	$20,000	$31,570

Gary E. Ban (3) Chief Executive Officer	2006	$165,577	$-	$210,000	$375,577

Donald T. Locke Executive Vice-President & General Counsel	2006	$172,800	$20,048	$-	$192,848

Tracy T. Jackson Chief Financial Officer	2006	$92,083	$72,171	$-	$164,254

Andrew L. Fox (4) Executive Vice-President- Business Development	2006	$200,595	$-	$156,319	$356,914

(1)

Amounts included in the Options Awards column are calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” See Note 12 of the consolidated financial statements included in this annual report on Form 10-K for the assumptions underlying valuation of equity awards. The amounts are calculated based on all options granted during the year without regard to whether the options vest or expire.

(2)	Mr. Dyer was appointed as the Chief Executive Officer on December 11, 2006.
(3)	Mr. Ban resigned as the Chief Executive Officer and as a member of the Board of Directors effective September 29, 2006.
(4)	Mr. Fox resigned as the Executive Vice-President of Business Development effective November 17, 2006.
(5)
Under the terms of Mr. Ban’s employment agreement, he received a lump sum payment of $210,000, his base salary at the time of his departure from the Oasys Mobile. Mr. Fox negotiated a separation agreement with us in which he received a lump sum payment on February 27, 2007 of $42,037. In addition, we agreed to pay Mr. Fox severance payments in the amount of $12,698 on the first day of each month beginning on March 1, 2007 and ending on November 1, 2007. Under the terms of Mr. Dyer’s employment agreement, he received a lump sum payment of $20,000 for moving expenses.

2006 Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted during or for the fiscal year ended December 31, 2006, for each of the Named Executive Officers listed in the Summary Compensation Table above. There were not any options granted to Mr. Dyer, Mr. Ban or Mr. Fox during 2006.

Name	Grant Date	Approval Date	All Other Option Awards Number of Shares Underlying Options (1)	Exercise Price of Option Awards (2)

Donald T. Locke	4/17/06	4/17/06	25,000	$ 1.40

Tracy T. Jackson	4/17/06	4/17/06	90,000	$ 1.40

_________________
(1)

All of these options are subject to the terms of Oasys Mobile’s Third Amended and Restated Equity Compensation Plan. Ms. Jackson’s options vest at the rate of one-thirty sixth (1/36) of the amount of the grant per month from the grant date. Mr. Locke’s grant was fully vested on its grant date.

(2)	All options have an exercise price equal to the fair market value of Oasys Mobile’s common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning the outstanding equity awards held by the Named Executive Officers at December 31, 2006. There were not any outstanding equity awards for Mr. Dyer at December 31, 2006.

	Option Awards
Name	Number of Shares Underlying Options Exercisable	Number of Shares Underlying Option Unexercisable	Option Exercise Price	Option Expiration Date

Gary E. Ban	1,892	-	$ 5.00	9/29/07
	5,317	-	14.40	9/29/07
	36,000	-	14.40	9/29/07
	588	-	3.10	9/29/07
	521	-	3.50	9/29/07
	730	-	2.50	9/29/07
	493	-	3.70	9/29/07
	456	-	4.00	9/29/07
	380	-	4.80	9/29/07
	445	-	4.10	9/29/07
	380	-	4.80	9/29/07
	406	-	4.50	9/29/07
	388	-	4.70	9/29/07
	380	-	4.80	9/29/07
	358	-	5.10	9/29/07
	415	-	4.40	9/29/07
	397	-	4.60	9/29/07
	434	-	4.20	9/29/07
	434	-	4.20	9/29/07
	480	-	3.80	9/29/07
	424	-	4.30	9/29/07
	468	-	3.90	9/29/07
	507	-	3.60	9/29/07
	537	-	3.40	9/29/07

	Option Awards
Name	Number of Shares Underlying Options Exercisable	Number of Shares Underlying Option Unexercisable	Option Exercise Price	Option Expiration Date

Gary Ban (continued)	537	-	3.40	9/29/07
	570	-	3.20	9/29/07
	456	-	4.00	9/29/07
	629	-	2.90	9/29/07
	608	-	3.00	9/29/07
	629	-	2.90	9/29/07
	1,177	-	3.10	9/29/07
	986	-	3.70	9/29/07
	1,586	-	2.30	9/29/07
	1,919	-	1.90	9/29/07
	125,000	-	1.40	9/29/09
	275,000	-	3.26	9/29/09

Donald T. Locke	317	-	18.60	11/30/11
	500	-	17.30	12/31/11
	500	-	23.80	1/31/12
	500	-	11.70	2/28/12
	500	-	14.30	3/30/12
	500	-	10.60	4/29/12
	500	-	10.00	5/30/12
	500	-	6.10	6/29/12
	500	-	3.10	7/30/12
	500	-	2.50	8/30/12
	500	-	4.00	9/29/12
	500	-	4.10	10/30/12
	500	-	4.50	11/28/12
	500	-	4.80	12/30/12
	94,444	5,556	1.40	7/28/14
	153,000	72,000	3.26	6/21/15
	25,000	-	1.40	4/16/16

Tracy T. Jackson	21,500	68,500	1.40	4/16/16

Andrew L. Fox	8,000	-	43.80	11/17/07
	2,750	-	5.00	11/17/07
	16,000	-	5.00	11/17/07
	12,000	-	21.00	11/17/07
	2,735	-	14.40	11/17/07
	100,000	-	1.40	11/17/09
	200,000	-	3.26	11/17/09

Option Exercises and Stock Vested

The following table sets forth information concerning the option exercises and stock vested during or for the fiscal year ended December 31, 2006, for each of the Named Executive Officers listed in the Summary Compensation Table above. There were no option exercises or stock vested for Mr. Ban, Mr. Locke, Ms. Jackson or Mr. Fox during the year ended December 31, 2006. There were no option exercises for Mr. Dyer during the year ended December 31, 2006.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)

Douglas D. Dyer	100,000	$39,000

_________________
(1)	Value calculated using the fair market value of Oasys Mobile’s common stock on the date of vesting.

Pension Benefits Table

We maintain no retirement plans covering Named Executive Officers or other employees, except for a 401(k) plan funded solely by elective employee contributions. As such, no pension benefits table is included.

Non-Qualified Deferred Compensation Table

We do not maintain any non-qualified deferred compensation plans covering Named Executive Officers or other employees. As such, no deferred compensation table is included.

Potential Payments Upon Termination or Change of Control; Employment Agreements

Employment agreements

On June 29, 2005, Oasys Mobile entered into employment agreements with Gary E. Ban and Andrew L. Fox. On April 17, 2006, we entered into an employment agreement with Donald T. Locke. On December 11, 2006, we entered into an employment agreement with Douglas B. Dyer. On February 6, 2007, we entered into an employment agreement with Tracy T. Jackson. All defined terms used in this description of these employment agreements shall have the meanings as set forth in the agreements, copies of which are attached as Exhibits 10.1, 10.2 and 10.3, 10.4 and 10.5, respectively, to this annual report on Form 10-K. The employment agreements named Mr. Ban as Chief Executive Officer; Mr. Dyer as Chief Executive Officer; Mr. Fox as Executive Vice-President of Business Development and Sales; Mr. Locke as Executive Vice-President of Corporate Development and General Counsel and Ms. Jackson as Chief Financial Officer. Mr. Ban resigned as our Chief Executive Officer and as a director of Oasys Mobile on September 29, 2006. Mr. Fox resigned his position with us effective November 17, 2006. The current annual base salaries for each of these officers (or the amount that was being paid to Mr. Ban and Mr. Fox at the date of their resignation) is as follows:

Name of Executive	Annual Base Salary
Douglas B. Dyer	$190,000
Gary E. Ban	$210,000
Donald T. Locke	$172,800
Tracy T. Jackson	$130,000
Andrew L. Fox	$144,000

Only the terms of the employment agreements of Mr. Dyer, Mr. Locke and Ms. Jackson are addressed below in this section. Since Mr. Ban and Mr. Fox resigned during the 2006 fiscal year, their employment agreements will not be discussed in this section. The specific triggering event applying to Mr. Ban and Mr. Fox will be addressed below in “Payments to Former Executive Officers.”

Under the terms of each of the employment agreements, the Board of Directors will, on an annual basis, review each executive’s base salary in light of the base salaries paid to other executives of Oasys Mobile and each executive’s performance. It may, in its discretion, increase the executive’s annual base salary by an amount deemed appropriate by the Board. Under the terms of Mr. Locke’s employment agreement, his annual base salary can be automatically increased to $216,000 once Oasys Mobile achieves a fiscal year gross revenue of $10,000,000 and to $288,000 once Oasys Mobile achieves a fiscal year gross revenue of $20,000,000. In each case, Oasys Mobile must have net income for such fiscal year period for this increase to be earned by Mr. Locke.

In addition to the annual base salary, the Board, in its discretion, may pay each executive a bonus commensurate with other bonuses paid to employees of Oasys Mobile and take into account the total compensation paid to executives of other companies which would be competitive for the executive’s services. Mr. Dyer, Mr. Locke and Ms. Jackson shall each receive a cash bonus of 100% of their annual base salary upon the achievement of Oasys Mobile’s annual objectives as set by the Board of Directors. No executive officer of Oasys Mobile has ever received a bonus under this provision of their employment agreements. Any bonuses earned by Mr. Dyer, Mr. Locke or Ms. Jackson pursuant to this provision of their employment agreements shall not be paid to them unless and until Oasys Mobile has achieved a cash flow positive position, which will be certified to the Board of Directors by an executive officer of Oasys Mobile.

The employment agreements with Mr. Dyer, Mr. Locke and Ms. Jackson each have a term of one (1) year, which shall be automatically extended (without further action of Oasys Mobile or the Board of Directors) each day for an additional day so that the remaining term shall continue to be one (1) year; provided that the respective executive or Oasys Mobile may at any time, by written notice to the other party, fix the term to a finite term of one (1) year, without automatic extension, commencing with the date of such notice.

Terminations; Potential Payments Upon Termination or Change of Control

Each executive’s employment under their respective agreements shall be terminated immediately on his or her death and may be terminated by the Board:

•	at any time after the Permanent Disability of executive;
•	at any time without Cause prior to a Change of Control;
•	at any time without Cause upon a Change of Control; or
•	at any time for Cause.

If an executive’s employment is terminated by death, his or her estate or designated beneficiaries shall be entitled to receive:

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

If an executive’s employment is terminated by Oasys Mobile for Permanent Disability, he or she shall be entitled to receive:

•
severance compensation equal to their Base Salary for a period of six (6) months, minus any amounts payable under any short-term disability insurance policy provided by Oasys Mobile or purchased by the executive.

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

If the executive’s employment is terminated by Oasys Mobile without Cause prior to a Change of Control, the executive shall be entitled to receive:

•	accrued but unpaid Base Salary to the date of such termination;
•	a cash lump sum payment in respect of accrued but unused vacation days;
•	a cash lump sum payment equal to his or her then-current Base Salary payable within ten (10) days of Executive’s termination;
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

•	continuation of the insurance provided by the Oasys Mobile for 12 months.

If executive’s employment is terminated by Oasys Mobile without Cause upon a Change of Control or by executive for Good Reason at any time, executive shall be entitled to receive:

•	accrued but unpaid Base Salary to the date of such termination;
•	a cash lump sum payment in respect of accrued but unused vacation days pursuant to the terms of this Agreement;
•
a cash lump sum payment of up two (2) times his then-current Base Salary in the case of Mr. Locke based on the greater of the closing price of Oasys Mobile’s common stock on the date of the Change of Control or the date of termination. Mr. Locke shall receive the multiple of his Base Salary as set forth below based on such closing common stock price. Mr. Dyer and Ms. Jackson shall receive one (1) times their Base Salary if this provision of their employment agreement is triggered. This amount shall be paid within ten (10) days of Executive’s date of termination.

Multiple of Base Salary	Closing Stock Price at Date of Change of Control or Date of Termination
1.00 times Base Salary	$3.50 or lower
1.25 times Base Salary	$4.00
1.50 times Base Salary	$4.50
1.75 times Base Salary	$5.00
2.00 times Base Salary	$5.50

•
cash lump sum payment of up to two (2) times the bonus applicable to the calendar year in which such termination occurs in the case of Mr. Locke based on the greater of the closing price of the Company’s common stock on the date of the Change of Control or the date of termination pursuant to Section 7.5 of the Agreement. Mr. Locke shall receive the multiple of his bonus as set forth below based on such closing common stock price. Mr. Dyer and Ms. Jackson shall receive one (1) times their bonus if this provision of their employment agreement is triggered.  This cash lump sum payment shall be payable within ten (10) days after the determination that the annual objectives, as set by the Board of Directors pursuant to Section 5.2 of the Agreement, have been met.

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

•	continuation of the insurance provided by Oasys Mobile for 12 months.

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

If executive’s employment is terminated by Oasys Mobile for Cause at any time during the Term, Executive shall immediately forfeit any and all unvested stock rights, stock options and other such unvested incentives or awards previously granted to him by the Oasys Mobile and any Bonus earned by him but not paid pursuant to the employment agreement.

For purposes of these above described employment agreements, “Cause” shall mean:

(1)
active participation by executive in fraudulent conduct against Oasys Mobile, conviction of or a plea of guilty or nolo contendere with respect to a felony involving theft or moral turpitude, an act or series of deliberate acts which were not taken in good faith by executive and which, in the reasonable judgment of the Board of Directors, results or will likely result in material injury to the business, operations or business reputation of Oasys Mobile, or an act or series of acts constituting willful malfeasance or gross misconduct;

(2)
a substantial and continual refusal by executive in breach of his or her employment agreement to perform the duties, responsibilities or obligations assigned to executive pursuant to the terms hereof, which breach has not been cured (if it is of a nature that can be cured) to the Board’s reasonable satisfaction within ten (10) days after Oasys Mobile gives written notice thereof to executive; or

(3)
excessive absenteeism by executive; provided that absenteeism (i) related to illness or otherwise covered by Section 6 of his or her employment agreement, (ii) required to be permitted under applicable federal or state laws, or (iii) permitted under company policy, shall not be deemed to be excessive.

For purposes of these employment agreements, a “Change of Control” shall occur if:

(1)	there shall be consummated any consolidation or merger of Oasys Mobile, in which it is not the continuing or surviving corporation;

(2)
any Person (as defined in Section 2(a)(2) of the Securities Act of 1933, as amended) other than Oasys Mobile, subsequently becomes the beneficial owner, directly or indirectly (including by holding securities which are exercisable for or convertible into shares of capital stock of Oasys Mobile) of forty percent (40%) or more of the combined voting power of the then outstanding shares of capital stock of Oasys Mobile entitled to vote generally in the election of directors;

(3)
Oasys Mobile sells, leases, exchanges or otherwise transfers all or substantially all of its property and assets (in a transaction or series of transactions contemplated or arranged by any party as a single plan);

(4)	Continuing Directors cease to constitute at least a majority of the Board; or

(5)	a majority of the Outside Directors determine that a Change of Control has occurred.

For purposes of these employment agreements, “Good Reason” is defined as a termination of executive’s employment by executive within ninety (90) days following:

(1)	a reduction in executive’s Base Salary or incentive compensation or equity participation opportunity;

(2)	a material reduction in executive’s position(s), duties and responsibilities or reporting lines from those described in Section 2 of the executive’s employment agreement;

(3)	a change in the location of the Oasys Mobile’s headquarters or of the office of executive from the Raleigh-Durham metropolitan area;

(4)	a material breach of his or her respective employment agreement by Oasys Mobile if such breach is not cured within 15 days of written notice thereof by executive to Oasys Mobile; or

(5)	any failure by Oasys Mobile to obtain from any successor an agreement reasonably satisfactory to executive to assume and perform their employment agreement.

Notwithstanding the foregoing, a termination shall not be treated as a termination for Good Reason (A) if the executive shall have consented in writing to the occurrence of the event giving rise to the claim of termination for Good Reason, or (B) unless the executive shall have delivered a written notice to the Board of Directors within thirty (30) days of his having actual knowledge of the occurrence of one of such events stating that he intends to terminate his employment for Good Reason and specifying the factual basis for such termination, and such event, if capable of being cured, shall not have been cured within ten (10) days of the receipt of such notice.

Each of the employment agreements also contains customary covenants with respect to the non-disclosure of confidential or proprietary information regarding our business, prospects, finances, operations and trade secrets that have no finite duration.

The following table describes the potential payments to Mr. Dyer, Mr. Locke and Ms. Jackson upon involuntary termination of his or her employment without Cause prior to a Change of Control or by Mr. Dyer, Mr. Locke or Ms. Jackson for Good Reason within 12 months following a Change of Control.

Name	Salary (1)	Acceleration (2)	Perquisites (3)

Douglas B. Dyer	$190,000	$ -	$ 8,000
Donald T. Locke	$172,800	$ -	$ 8,000
Tracy T. Jackson	$130,000	$ -	$ 8,000

_________________
(1)	Reflects 12 months of continued salary in the case of each of the above referenced Named Executive Officers.
(2)

Calculated based on the change in control taking place as of December 31, 2006 and based on the fair market value of shares as of that date. Reflects 100% acceleration of vesting of equity awards in each case.

(3)	Reflects 12 months of continued health (medical, dental and vision) insurance benefits in each case.

Payments to Former Executive Officers

Gary E. Ban resigned as our Chief Executive Officer effective September 29, 2006. Andrew L. Fox resigned as our Executive Vice-President effective November 17, 2006. The following table describes the payments to Mr. Ban and Mr. Fox pursuant to their employment agreements.

Name	Salary (1)	Acceleration (2)	Perquisites (3)

Gary E. Ban	$210,000	$ -	$ 8,000
Andrew L. Fox	$144,000	$ -	$ 8,000

_________________
(1)	Reflects 12 months of continued salary in the case of each of the above referenced Named Executive Officer.
(2)

Calculated based on the termination of Mr. Ban’s employment on September 29, 2006 and the termination of Mr. Fox’s employment on November 17, 2006 and based on the fair market value of shares as of those respective dates. Reflects 100% acceleration of vesting of equity awards in each case.

(3)	Reflects 12 months of continued health (medical, dental and vision) insurance benefits in each case.

Director Compensation

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

The following table provides information for 2006 regarding all plan and non-plan compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2006. Other than as set forth in the table and described more fully below, in 2006, we did not pay any fees to, reimburse any expenses of, make any equity or non-equity awards to or pay any other compensation to our non-employee directors. All compensation that we paid to Mr. Ban, our only employee director, is set forth in the tables summarizing executive officer compensation above. No compensation was paid to Mr. Ban in his capacity as a director.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation (4) (6)	Total

Gary E. Ban (5)	$ -	$ -	$ -	$ -
Stephen M. Finn	$ 9,250	$ 4,594	$ 9,600	$23,444
Scott W. Hamilton (3)	$ 10,000	$ 4,594	$ 9,600	$24,194
J. Winder Hughes	$ 11,250	$ 4,594	$ 9,600	$25,444
Richard B. Ruben	$ 9,250	$ 9,189	$ 54,600	$63,439
Bernard Stolar (2)	$ 11,250	$ 70,754	$ 24,600	$73,079
James A. Taylor	$ 11,250	$ 9,189	$ 9,600	$30,039

___________

(1)
Amounts included in the option awards column are calculated utilizing the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” See Note 12 of the consolidated financial statements included in this annual report for the assumptions underlying valuation of equity awards. See the table titled “Security Ownership of Management” included in Item 12 of this report for stock option grants outstanding at year held by each Director.

(2)	Mr. Stolar was appointed to the Board of Directors on January 2, 2006.

(3)	Mr. Hamilton resigned as a member of the Board of Directors effective December 4, 2006.

(4)
Mr. Stolar has a consulting agreement with Oasys Mobile which pays him $5,000 per month. Mr. Ruben had a consulting agreement with Oasys Mobile under which he was paid $15,000 per month for three months in 2006.

(5)	Mr. Ban resigned as a Director effective September 29, 2006.

(6)
During 2006, each director earned 24,000 shares of restricted stock for compensation as a director. As of the date of this report on Form 10-K, these shares have not been issued, except to Mr. Hamilton in January 2007.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Mr. Finn, Mr. Taylor and Mr. Stolar, none of which is or has been an officer or employee of Oasys Mobile. Only Mr. Stolar has a relationship with Oasys Mobile requiring disclosure under Item 404 of Regulation S-K; this disclosure is contained in “Item 13 Certain Relationships and Related Transactions and Director Independence” below in this annual report on Form 10-K. No interlocking relationship existed during the fiscal year ended December 31, 2006, between Oasys Mobile’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2007, certain information regarding beneficial ownership of our common stock by: (i) each of our directors, (ii) each Named Executive Officer, as such term is defined in the regulations of the SEC, (iii) all directors and executive officers as a group and (iv) each person who is known by us to own beneficially more than 5% of the outstanding shares of our common stock. As of March 25, 2007, we had 13,748,836 shares of common stock issued and outstanding. As of that date, we also had 2,407 shares of Series A convertible preferred stock issued and outstanding. The Series A convertible preferred stock is non-voting, except in certain instances under Delaware law.

	Shares Beneficially Owned
Beneficial Owner	Number Owned	Right to Acquire (1)	Percent (2)
5% Stockholders (3)
JDS Capital Management, LLC	1,821,450	375,000	15.55%
Empire Capital LP	2,616,710	-	19.03%
RHP Master Fund, Ltd.	-	1,482,892(4)	9.90%
LAP Summus Holdings, LLC	-	1,482,892(6)	9.90%
Donald D. Hammett	950,471	10,000	6.98%
J. Winder Hughes	732,150	203,522	6.71%
Directors (5)
Gary E. Ban	59,508	463,169	3.68%
Stephen M. Finn	37,500	59,386	*
J. Winder Hughes	732,150	203,522	6.71%
Scott W. Hamilton	24,000	14,481	*
Richard B. Ruben	-	66,000	*
Bernard Stolar	66,667	221,833	2.07
James A. Taylor	-	11,622	*
Named Executive Officers (5)
Douglas B. Dyer	100,000	-	*
Gary E. Ban	59,508	463,169	3.68%
Donald T. Locke	23,462	348,150	2.64%
Tracy T. Jackson	-	32,500	*
Andrew L. Fox	534	357,485	2.54%

All Executive Officers and Directors as a Group (11 persons)	1,043,821	1,778,148	18.21%

* Less than 1%

(1)
Pursuant to Rule 13d-3(d)(1) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable on or May 25, 2007 (60 days after March 25, 2007) are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. We believe that each individual or entity named has sole investment and voting power with respect to shares of Common Stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

(2)
Calculated based upon 13,748,836 shares of our Common Stock issued and outstanding on March 25, 2007, and, in each individual's case, the number of shares of our Common Stock issuable upon the exercise of options exercisable as of 60 days thereafter (i.e., May 25, 2007) held by such individual (but excluding any shares of our Common Stock issuable upon the exercise of any other outstanding options) or, in the case of all Executive Officers and Directors as a Group, the number of shares of Common Stock issuable upon the exercise of warrants or options exercisable within 60 days following March 25, 2007.

(3)	Information concerning our 5% Stockholders is based solely upon information contained in Schedules 13D and 13G filed by our 5% Stockholders with the SEC .

(4)
The beneficial ownership reported herein represents 9.9% of the Company’s outstanding Common Stock on March 25, 2007, and consists of 1,482,892 shares of Common Stock that are currently issuable within 60 days of March 25, 2007: (i) upon conversion of $4,000,000 principal amount of 6% Senior Secured Debentures at a conversion price of $2.00 per share (the “Debentures”); (ii) upon exercise of the Series A Warrants to purchase up to 1,400,000 units at an exercise price of $1.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase 0.285 of a share of Common Stock, issued in connection with the Debentures (the “A Warrants”); (iii) upon exercise of the Series B Stock Purchase Warrants to purchase up to 677,966 shares of Common Stock issued in connection with the Debentures (the “B Warrants”); (iv) upon exercise of the Series C-1 Stock Purchase Warrants to purchase up to 677,966 shares of Common Stock issued in connection with the Debentures (the “C-1 Warrants” and, collectively with the A Warrants and the B Warrants, the “9.9 % Warrants”); and (v) upon exercise of the Stock Purchase Warrant to purchase up to 196,079 shares of Common Stock issued in December 2004 (the “4.9% Warrants”).  The Debentures are convertible into Common Stock until June 30, 2007.  The Series A Warrants expire on June 29, 2007. The Series B Warrants expire on November 18, 2007.  The Series C-1 Warrants expire on November 18, 2010.  The 4.9% Warrants expire on December 20, 2009.

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

(5)	The business address for each person named is c/o Oasys Mobile, Inc., 5400 Trinity Road, Suite 208, Raleigh, NC 27607.

(6)
The beneficial ownership reported herein represents 9.9% of the Company’s outstanding Common Stock on March 25, 2007 and consists of 1,482,892 shares of Common Stock that are currently issuable within 60 days of March 25, 2007: (i) upon conversion of $4,000,000 principal amount of 6% Senior Secured Debentures at a conversion price of $2.00 per share (the “Debentures”); (ii) upon exercise of the Series A Warrants to purchase up to 1,400,000 units at an exercise price of $1.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase 0.285 of a share of Common Stock, issued in connection with the Debentures (the “A Warrants”); (iii) upon exercise of the Series B Stock Purchase Warrants to purchase up to 677,966 shares of Common Stock issued in connection with the Debentures (the “B Warrants”); and (iv) upon exercise of the Series C-1 Stock Purchase Warrants to purchase up to 677,966 shares of Common Stock issued in connection with the Debentures (the “C-1 Warrants” and, collectively with the A Warrants and the B Warrants, the “9.9 % Warrants”). The Debentures are convertible into Common Stock until June 30, 2007.  The Series A Warrants expire on June 29, 2007. The Series B Warrants expire on November 18, 2007.  The Series C-1 Warrants expire on November 18, 2010.

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

Equity Compensation Plan Information

The Third Amended and Restated 2000 Equity Compensation Plan was created in 2000 for the purpose of granting incentive or non-qualified stock options to employees, contractors, or directors of Oasys Mobile. A total of 200,000 shares were initially authorized under the plan. Subsequently, the Board has amended the plan to increase the authorized shares currently to 3,000,000 shares. Options granted under this plan were priced either at the fair market value of our common stock on the date of grant or at prices below the fair market value of our common stock and have a life of ten (10) years from their date of grant, subject to earlier termination as set forth in such plan. As of December 31, 2006, this plan is still in effect. There are no equity compensation plans approved by stockholders at the present time.

Equity Compensation Plans Not Approved by the Stockholders	Number of Securities to be Issued Upon the Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding - Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (2)
	(a)	(b)	(c)
Third Amended and Restated 2000 Equity Compensation Plan (1)	2,294,646	$4.26	342,048
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

Authorized but unissued shares of common stock of Oasys Mobile, shares of common stock that are not delivered or purchased under the Plan, and shares reacquired by Oasys Mobile, for reasons including a forfeiture, termination of employment, expiration or cancellation of an option, can be issued under the Plan. As of April 21, 2005, the Board adopted resolutions to amend the Plan to increase the number of shares reserved for grant under the Plan to 3,000,000. As of December 31, 2006, we have issued 2,294,646 options to purchase shares of common stock, of which 1,790,415 of these options are currently vested.

Amendment of the Plan. The Plan provides that our Board of Directors may amend or terminate the Plan at any time, provided, however, that specific types of amendments require approval of our stockholders and no such action may be taken which adversely affects any award previously granted to a participant under the Plan without the written consent of the Participant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreement with Bernard Stolar

On September 29, 2006 (the “Effective Date”) , Oasys Mobile entered into a Consulting Agreement with Bernard Stolar to become its Lead Director. Mr. Stolar will provide the services and have the responsibilities set forth in Appendix A to such agreement, a copy of which is attached to this annual report on Form 10-K as Exhibit 10.6. This agreement expires on September 29, 2007.

Throughout the term of this agreement, Oasys Mobile shall pay or provide to Mr. Stolar the compensation and other benefits and rights set forth below:

(a)	Annual Retainer. Oasys Mobile shall pay to Mr. Stolar an annual cash fee of $60,000, payable at the rate of $5,000 per month.

(b)	Common Stock. Mr. Stolar shall receive 100,000 shares of restricted Oasys Mobile common stock; these restricted shares shall vest as follows:

(i)	25,000 vest on the Effective Date;

(ii)	the remaining 75,000 shares of this grant vest at the rate of 6,250 shares per month on each of the twelve monthly anniversaries of the Effective Date.

(c)
Option Grants. In addition to the annual retainer and the restricted stock to be received by Mr. Stolar, Oasys Mobile granted to Mr. Stolar options to purchase 275,000 shares of Oasys Mobile’s common stock. These options vest and are priced as follows:

(i)	50,000 of these stock options vested upon the Effective Date;

(ii)	the remaining 225,000 of these stock options vest at the rate of 18,750 stock options on each of the twelve monthly anniversaries of the Effective Date.

The first 100,000 of these stock options to vest have an exercise price of $0.80 per share; the next 75,000 of these stock options to vest shall have an exercise price of $1.25 per share; the next 50,000 of these stock Options to vest shall have an exercise price of $1.75 per share; and the remaining 50,000 of these stock options to vest shall have an exercise price of $2.00 per share

(d)	Other Compensation. In addition to the compensation set forth above, Mr. Stolar shall also receive:

(i)
two and one-half percent (2.5%) of any funds raised from sources introduced by Mr. Stolar to Oasys Mobile. Stolar shall clear all contacts with the General Counsel of Oasys Mobile before initiating contact with such source(s) to avoid overlap with other entities Oasys Mobile has engaged to perform comparable services.

(ii)
a bonus, to be determined by the Board of Directors, for achievements effected by Mr. Stolar, including but not limited to the consummation of licensing products of Oasys Mobile or other strategic transactions with parties introduced by Mr. Stolar to Oasys Mobile. Mr. Stolar shall clear all contacts with the General Counsel of Oasys Mobile before initiating contact to avoid overlap with other entities Oasys Mobile has engaged to perform such services.

(iii)	an additional grant of 100,000 shares of Oasys Mobile common stock if milestones as agreed upon by the Board of Directors and Mr. Stolar are achieved.

(iv)
a cash bonus of $100,000 and a grant of 100,000 shares of Oasys Mobile common stock if Oasys Mobile is positioned such that it is reasonably likely that the liquidity position of Oasys Mobile is improved so as to allow it to operate in the normal course of its business until December 31, 2007.

Related Transactions Approval Process

It is the policy of Oasys Mobile that all material related party transactions be approved by the Board of Directors, with any member of the Board affected by the related party transaction abstaining from such vote.

Director Independence

Under the rules of the Securities and Exchange Commission, we are to disclose whether the members of our Board of Directors are independent using the definition of “independent director” of a national securities exchange selected by Oasys Mobile and approved by the Commission (even though the Company is not listed on such exchange).  We have chosen to use the definition used by The NASDAQ Stock Market, Rule 4200(a)(15) as set forth in the Marketplace Rules of the NASD Manual.  Under this rule, Mr. Finn, Mr. Taylor and Mr. Ruben would be considered independent directors of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by Ernst & Young LLP for the audit of our annual financial statements and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2006 and 2005 totaled $243,000 and $235,805, respectively.

Audit-Related Fees

Oasys Mobile did not incur or pay any fees to Ernst & Young LLP related to audit-related fees in either of the last two fiscal years.

Tax Fees

Oasys Mobile did not incur or pay any fees to Ernst & Young LLP for tax compliance, tax advice, and tax planning in either of the last two fiscal years.

All Other Fees

The aggregate fees billed to Oasys Mobile by Ernst & Young LLP for products and services, other than those as reported above for Audit Fees, Audit-Related Fees and Tax Fees, for the fiscal years ended December 31, 2006 and 2005 totaled $0 and $0, respectively.

It is the Audit Committee’s policy to pre-approve all services provided by Ernst & Young LLP. All services provided by Ernst & Young LLP during the years ended December 31, 2006 and 2005 were pre-approved by the Audit Committee.

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

Exhibit Number	Exhibit Description

3(I).1	Certificate of Incorporation of Oasys Mobile, Inc., a Delaware corporation

3(I).2	Certificate of Amendment of Certificate of Incorporation of Oasys Mobile, Inc.

3(II).1	Bylaws of Oasys Mobile, Inc., a Delaware corporation .

4.1*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

4.2*	Form of Subscription Agreement for private placement sales of our common stock (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001)

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

4.10*
Form of Warrant issued in connection with our Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003)

4.11*
Form of Registration Rights Agreement in connection with Oasys Mobile’ issuance of its Senior Convertible Debt and Common Stock (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004)

4.12*	Securities Purchase Agreement for our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed as of November 18, 2005) 2001)

4.13*	Form of 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed as of November 18, 2005)

4.14*	Form of Amended A Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed as of July 27, 2006)

4.15*	Form of B Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K filed as of November 18, 2005)

4.16*	Form of C-1 Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.5 of our Current Report on Form 8-K filed as of November 18, 2005)

4.17*	Form of C-2 Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.6 of our Current Report on Form 8-K filed as of November 18, 2005)

4.18*	Form of D Warrant issued in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.7 of our Current Report on Form 8-K filed as of November 18, 2005)

4.19*	Registration Rights Agreement in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.8 of our Current Report on Form 8-K filed as of November 18, 2005)

4.20*	Security Agreement in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.9 of our Current Report on Form 8-K filed as of November 18, 2005)

4.21*
Letter Agreement entered into with LAP Summus Holdings LLC for nomination of a Director in connection with our 6% Senior Secured Convertible Debentures (incorporated by reference to Exhibit 4.10 of our Current Report on Form 8-K filed as of November 18, 2005)

10.1	Executive Employment Agreement, dated as of June 21, 2005, between Oasys Mobile and Gary E. Ban

10.2	Executive Employment Agreement, dated as of June 21, 2005 between Oasys Mobile and Andrew L. Fox

10.3	Executive Employment Agreement, dated as of April 17, 2006, between Oasys Mobile and Donald T. Locke

10.4	Executive Employment Agreement, dated as of December 11, 2006, between Oasys Mobile and Douglas B. Dyer

10.5	Executive Employment Agreement, dated as of February 6, 2007, between Oasys Mobile and Tracy T. Jackson

10.6*
Consulting Agreement dated as of September 29, 2006, by and between Oasys Mobile and Bernard Stolar (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed as of September 29, 2006)

10.7*
Third Amended and Restated Oasys Mobile 2000 Equity Compensation Plan, effective June 24, 2004 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

21.1	Subsidiaries of Oasys Mobile - None

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Douglas B. Dyer, Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Tracy T. Jackson, Chief Financial Officer

32.1	Section 1350 Certificate of Douglas B. Dyer, Chief Executive Officer

32.2	Section 1350 Certificate of Tracy T. Jackson, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oasys Mobile, Inc.

We have audited the accompanying balance sheets of Oasys Mobile, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oasys Mobile, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Oasys Mobile, Inc. will continue as a going concern. As more fully described in Note 1, Oasys Mobile, Inc. has incurred operating losses since inception and has a working capital deficiency. These conditions raise substantial doubt about Oasys Mobile, Inc.’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In 2006, as discussed in Notes 2 and 12 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP

March 28, 2007
Raleigh, North Carolina

Oasys Mobile, Inc.

Balance Sheets

	December 31
	2006	2005
Assets
Current assets:
Cash	$1,451,498	$8,985,158
Accounts receivable	2,354,553	1,072,615
Prepaids and other current assets	146,702	36,172
Total current assets	3,952,753	10,093,945

Equipment, software and furniture, net	152,987	125,839
Total assets	$4,105,740	$10,219,784

	December 31
	2006	2005

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,699,201	$2,319,754
Accrued salaries and related costs	311,554	205,076
Accrued interest	574,251	151,500
Current portion of notes payable	77,500	77,500
Current portion of capital lease obligations	14,900	-
Convertible notes payable	8,000,000	-
Discount on convertible notes payable	(2,458,404)	-
Total current liabilities	9,219,002	2,753,830

Long-term liabilities:
Capital lease obligations	18,697	-
Convertible notes payable	-	8,000,000
Discount on convertible notes payable	-	(7,415,960)
Total liabilities	9,237,699	3,337,870

Stockholders’ equity (deficit):
Series A convertible preferred stock, $0.001 par value; 10,000 shares designated, 2,407 shares issued and outstanding at December 31, 2006 and 2005 (liquidation preference of $2,856,307 as of December 31, 2006)	2,407,295	2,407,295
Common stock, $.001 par value, 185,000,000 shares authorized; 13,752,686 and 13,523,554 issued and 13,748,836 and 13,519,704 outstanding at December 31, 2006 and 2005, respectively	13,749	13,520
Additional paid-in capital	67,839,964	65,369,259
Deferred compensation	-	(85,578)
Accumulated deficit	(75,165,348)	(60,594,963)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ equity (deficit)	(5,131,959)	6,881,914
Total liabilities and stockholders’ equity (deficit)	$4,105,740	$10,219,784

See accompanying notes.

Oasys Mobile, Inc.

Statements of Operations

	Year ended December 31
	2006	2005	2004
Revenues:
Wireless applications and contracts	$8,663,117	$7,782,241	$5,118,551
Wireless license fees	24,750	12,700	9,000
Contracts and license fees	-	-	43,889
Total revenues	8,687,867	7,794,941	5,171,440
Cost of revenues:
Wireless applications and contracts	5,018,966	3,893,776	2,596,823
Contracts and license fees	-	-	7,237
Total cost of revenues	5,018,966	3,893,776	2,604,060
Gross profit	3,668,901	3,901,165	2,567,380

Operating expenses:
General and administrative	3,735,570	3,215,040	2,774,092
Research and development	3,843,254	3,168,620	1,822,023
Sales and marketing	3,911,284	1,846,608	712,869
Modification of warrants in conjunction with the Securities Purchase Agreement	1,478,585	-	-
Non-cash consulting	35,000	20,823	141,708
Non-cash settlements	-	58,750	(126,373)
Total operating expenses	13,003,693	8,309,841	5,324,319
Loss from operations	(9,334,792)	(4,408,676)	(2,756,939)
Interest expense, net	(278,037)	(77,262)	(62,519)
Amortization of discount on debt and beneficial conversion feature	(4,957,556)	(1,435,372)	(1,053,349)
Net loss	$(14,570,385)	$(5,921,310)	$(3,872,807)

Net loss applicable to common stockholders:
Net loss	$(14,570,385)	$(5,921,310)	$(3,872,807)
Accretion of beneficial conversion feature on preferred stock	-	-	(293,444)
Preferred stock dividends	(192,560)	(192,552)	(175,035)
Net loss applicable to common stockholders	$(14,762,945)	$(6,113,862)	$(4,341,286)

Per share amounts (basic and diluted)	$(1.09)	$(0.46)	$(0.49)

Weighted average shares of common stock outstanding	13,570,553	13,317,440	8,865,807

See accompanying notes.

Oasys Mobile, Inc.

Statements of Stockholders’ Equity (Deficit)

Convertible Preferred Stock
	Series A		Series C		Series D		Series E
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2003	2,078	$2,078,312	1,310	$365,566	2,900	$2,015,604	170	$119,460
Accretion of beneficial conversion feature of Series C preferred stock	-	-	-	293,444	-	-	-	-
Issuance of common stock in conjunction with issuance of convertible debt	-	-	-	-	-	-	-	-
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	-	-
Common stock, options and warrants issued for services	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	-	-	-	-
Common stock issued for accrued payroll	-	-	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-
Deferred compensation related to issuance of stock options	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Conversion of Series C, D and E preferred stock	-	-	(1,310)	(659,010)	(2,900)	(2,015,604)	(170)	(119,460)
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	329	328,983	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-
Warrants issued with convertible debt	-	-	-	-	-	-	-	-
Conversion of convertible debt	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance at December 31, 2004	2,407	2,407,295	-	-	-	-	-	-
Warrants issued with convertible debt	-	-	-	-	-	-	-	-
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	-	-	-	-
Common stock, options and warrants issued for services	-	-	-	-	-	-	-	-
Common stock issued in settlement of note payable	-	-	-	-	-	-	-	-
Deferred compensation related to issuance of stock options	-	-	-	-	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	-	-
Exercise of warrants	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance at December 31, 2005	2,407	2,407,295	-	-	-	-	-	-
Reversal of deferred compensation to additional paid-in capital	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-
Modification of warrants in conjunction with the Securities Purchase Agreement	-	-	-	-	-	-	-	-
Common stock issued for accrued expenses	-	-	-	-	-	-	-	-
Restricted stock issued	-	-	-	-	-	-	-	-
Common stock issued for compensation	-	-	-	-	-	-	-	-
Common stock issued for services	-	-	-	-	-	-	-	-
Non-cash consulting expense related to the vesting of restricted stock	-	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	-	-	-	-

Balance at December 31, 2006	2,407	$2,407,295	-	$-	-	$-	-	$-

See accompanying notes.

Oasys Mobile, Inc.

Statements of Stockholders’ Equity (Deficit)
(continued)

			Additional
	Common Stock		Paid-In	Deferred
	Shares	Amount	Capital	Compensation

Balance at December 31, 2003	6,937,020	$6,937	$46,377,754	$(53,427)
Accretion of beneficial conversion feature of Series C preferred stock	-	-	-	-
Issuance of common stock in conjunction with issuance of convertible debt	1,428,600	1,429	498,571	-
Beneficial conversion feature related to issuance of convertible debt	-	-	500,000	-
Common stock, options and warrants issued for services	30,000	30	195,678	-
Common stock issued for cash	43,104	43	20,043	-
Common stock issued for accrued payroll	64,748	64	84,108	-
Preferred stock dividends	-	-	-	-
Deferred compensation related to issuance of stock options	-	-	116,457	(116,457)
Amortization of deferred compensation	-	-	-	79,521
Conversion of Series C, D and E preferred stock	2,059,000	2,059	2,792,015	-
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	-	-	-	-
Exercise of warrants	86,207	86	40,431	-
Exercise of options	24,128	24	64,351	-
Warrants issued with convertible debt	-	-	797,064	-
Conversion of convertible debt	1,428,600	1,429	998,571	-
Net loss for the period	-	-	-	-

Balance at December 31, 2004	12,101,407	12,101	52,485,043	(90,363)
Warrants issued with convertible debt	-	-	3,799,711	-
Beneficial conversion feature related to issuance of convertible debt	-	-	4,307,906	-
Common stock, options and warrants issued for services	46,668	47	166,615	-
Common stock issued in settlement of note payable	47,673	48	243,084	-
Deferred compensation related to issuance of stock options	-	-	34,436	(34,436)
Amortization of deferred compensation	-	-	-	39,221
Exercise of warrants	1,264,296	1,264	4,112,865	-
Exercise of options	59,660	60	219,599	-
Net loss for the period	-	-	-	-

Balance at December 31, 2005	13,519,704	13,520	65,369,259	(85,578)
Reversal of deferred compensation to additional paid-in capital	-	-	(85,578)	85,578
Stock-based compensation	-	-	959,260	-
Modification of warrants in conjunction with the Securities Purchase Agreement	-	-	1,478,585	-
Common stock issued for accrued expenses	23,334	23	32,644	-
Restricted stock issued	100,000	100	(100)	-
Common stock issued for compensation	100,000	100	38,900	-
Common stock issued for services	5,798	6	11,994	-
Non-cash consulting expense related to the vesting of restricted stock	-	-	35,000	-
Net loss for the period	-	-	-	-

Balance at December 31, 2006	13,748,836	$13,749	$67,839,964	$-

See accompanying notes.

Oasys Mobile, Inc.

Statements of Stockholders’ Equity (Deficit)
(continued)

			Total
	Accumulated	Treasury	Stockholders’
	Deficit	Stock	Equity (Deficit)
Balance at December 31, 2003	$(50,396,562)	$(227,619)	$286,025
Accretion of beneficial conversion feature of Series C preferred stock	(293,444)	-	-
Issuance of common stock in conjunction with issuance of convertible debt	-	-	500,000
Beneficial conversion feature related to issuance of convertible debt	-	-	500,000
Common stock, options and warrants issued for services	-	-	195,708
Common stock issued for cash	-	-	20,086
Common stock issued for accrued payroll	-	-	84,172
Preferred stock dividends	(110,840)	-	(110,840)
Deferred compensation related to issuance of stock options	-	-	-
Amortization of deferred compensation	-	-	79,521
Conversion of Series C, D and E preferred stock	-	-	-
Payment of Series A preferred stock dividends with additional shares of Series A preferred stock	-	-	328,983
Exercise of warrants	-	-	40,517
Exercise of options	-	-	64,375
Warrants issued with convertible debt	-	-	797,064
Conversion of convertible debt	-	-	1,000,000
Net loss for the period	(3,872,807)	-	(3,872,807)

Balance at December 31, 2004	(54,673,653)	(227,619)	(87,196)
Warrants issued with convertible debt	-	-	3,799,711
Beneficial conversion feature related to issuance of convertible debt	-	-	4,307,906
Common stock, options and warrants issued for services	-	-	166,662
Common stock issued in settlement of note payable	-	-	243,132
Deferred compensation related to issuance of stock options	-	-	-
Amortization of deferred compensation	-	-	39,221
Exercise of warrants	-	-	4,114,129
Exercise of options	-	-	219,659
Net loss for the period	(5,921,310)	-	(5,921,310)

Balance at December 31, 2005	(60,594,963)	(227,619)	6,881,914
Reversal of deferred compensation to additional paid-in capital	-	-	-
Stock-based compensation	-	-	959,260
Modification of warrants in conjunction with the Securities Purchase Agreement	-	-	1,478,585
Common stock issued for accrued expenses	-	-	32,667
Restricted stock issued	-	-	-
Common stock issued for compensation	-	-	39,000
Common stock issued for services	-	-	12,000
Non-cash consulting expense related to the vesting of restricted stock	-	-	35,000
Net loss for the period	(14,570,385)	-	(14,570,385)

Balance at December 31, 2006	$(75,165,348)	$(227,619)	$(5,131,959)

See accompanying notes.

Oasys Mobile, Inc.

Statements of Cash Flows

	Year ended December 31
	2006	2005	2004
Operating activities
Net loss	$(14,570,385)	$(5,921,310)	$(3,872,807)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,231	47,356	144,564
Stock-based compensation	1,055,860	39,221	79,521
Common stock, options and warrants issued for services	12,000	166,662	195,708
Amortization of discount on debt and beneficial conversion feature	4,957,556	1,435,372	1,053,349
Amortization of restricted stock	35,000	-	-
Modification of warrants in conjunction with the Securities Purchase Agreement	1,478,585	-	-
Allowance for doubtful accounts	10,000	5,000	-
Non-cash settlements	-	58,750	(126,373)
Changes in operating assets and liabilities:
Accounts receivable	(1,291,938)	(275,917)	(321,204)
Prepaid and other assets	(110,530)	65,143	(85,515)
Accounts payable and other accrued expenses	354,514	1,152,495	(33,308)
Accrued interest	422,751	55,432	13,256
Accrued salaries and related costs	106,478	18,047	(192,394)
Net cash used in operating activities	(7,477,878)	(3,153,749)	(3,145,203)

Investing activities
Purchases of equipment and furniture	(43,040)	(76,190)	(45,570)
Net cash used in investing activities	(43,040)	(76,190)	(45,570)

Financing activities
Proceeds from exercise of stock options and warrants	-	4,333,788	104,892
Net proceeds from sale of common stock and warrants	-	-	20,086
Proceeds from issuance of convertible debt	-	8,215,000	2,425,000
Principal payments on convertible debt	-	(1,640,000)	-
Principal payments on capital lease obligations	(12,742)	-	(17,296)
Principal payments on notes payable and short-term borrowings	-	(99,479)	(124,766)
Net cash (used in) provided by financing activities	(12,742)	10,809,309	2,407,916
Net (decrease) increase in cash	(7,533,660)	7,579,370	(782,857)
Cash at beginning of year	8,985,158	1,405,788	2,188,645
Cash at end of year	$1,451,498	$8,985,158	$1,405,788

Supplemental disclosures of cash flow information
Cash paid for interest	$72,572	$47,527	$49,262

See accompanying notes.

Oasys Mobile, Inc.

Notes to Financial Statements

December 31, 2006

1. Basis of Presentation, Business and Organization

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements for the year ended December 31, 2006, the Company incurred a net loss of $14,570,385 and experienced negative cash flows from operations. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line. The Company expects that increased revenues and cost reductions will reduce its operating losses in future periods.

The Company’s convertible debt of $8,000,000 is due on June 30, 2007. The Company does not have the funds to pay the principal and interest due on the convertible debt, and does not expect to generate such funds from operations prior to its maturity on June 30, 2007. The Company has engaged RBC Daniels & Associates as an investment banker to assist the Company in obtaining an equity investment or debt issuance to pay the principal and interest on the convertible debt at its maturity plus raise additional working capital. Alternatively, or in addition thereof, RBC Daniels is assisting the Company in evaluating certain strategic alternatives, including investments from strategic partners or business combinations, including the sale of the business. There are no assurances that the Company will be successful in obtaining funds that would allow it to pay the principal and interest due on its convertible debt at the June 30, 2007 maturity date, or to raise additional working capital necessary to continue the operations of the business.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Business

Oasys Mobile, Inc. ("Oasys Mobile” or the "Company") is engaged primarily in the development of applications that optimize the consumer wireless experience. The core of the Company's business plan is to focus on the emerging wireless market and partner with leading content brands to bring branded products to mobile phones. Our content brands include Alex Rodriguez, America Online, Fujifilm, Mattel, The Associated Press, The Wall Street Journal, Phil Hellmuth, Howard Lederer, Golf Digest, Hooters, The Grateful Dead, Churchill Downs and others.

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

Oasys Mobile builds end-user applications for most major mobile platforms, including QUALCOMM’s Binary Runtime Environment for Wireless™ (BREW™), Java™ 2 Platform, Micro Edition (J2ME™), Symbian™ OS and Wireless Application Protocol (WAP). We distribute our applications through major wireless carriers who make our products available to their customers. Oasys Mobile currently has relationships with carriers that account for 97% of all U.S. wireless subscribers. We also have relationships with international carriers covering Europe, Canada, Latin America, Asia, Australia and Israel.

We have completed the development and deployment of more than thirty-five (35) wireless applications on a total of seventy-five (75) wireless carriers and distribution partners. Some of our United States based wireless carriers include Alltel, Cingular, Sprint Nextel, T-Mobile, US Cellular and Verizon Wireless. These applications can be purchased by the end-user as a one-time purchase, or a monthly subscription, depending on content, product function, and/or carrier preferences.

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

2. Summary of Significant Accounting Policies

Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Stock Split

On March 11, 2005, the Company effected a one-for-ten reverse stock split. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

Reclassifications

Certain 2005 and 2004 amounts in the accompanying financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on previously reported net loss or stockholders’ equity (deficit).

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition and Related Costs

Wireless applications and contracts

Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded in accordance with Emerging Issues Task Force (“EITF) 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent.” The Company recognizes the cost of payments to the content providers as a cost of revenues. Wireless applications and contracts cost of revenues includes all third-party hosting and carrier distribution fees. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

Wireless License Fees

We recognize revenue from licensee fees for wireless software applications in accordance with the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by AICPA Statement of Position 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

There were no costs related to the wireless license fee revenue generated during the three years ended December 31, 2006 as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

Contracts and license fees

We derive certain revenues from research and development contracts for governmental agencies and the commercial licensing of our technology. We recognize revenue on these contracts at the time services are rendered based upon the terms of individual contracts. Regarding the commercial licensing of our technology, we follow the provisions of AICPA Statement of Position 97-2, “Software Revenue Recognition,” as amended by AICPA Statement of Position 98-9, “Modification of SOP No. 97-2 Software Revenue Recognition with Respect to Certain Transactions.” Revenue from software license fees is generally recognized upon delivery provided that a contract has been executed, the vendor fee is fixed or determinable, no significant vendor obligations or uncertainties surrounding customer acceptance remain, and collection of the resulting receivable is deemed probable.

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

Financial Instruments

The Company’s financial instruments that are exposed to a concentration of credit risk consist primarily of its trade accounts receivable, which are unsecured. Collateral is generally not required. Management provides an estimated allowance for doubtful accounts based on its assessment of the likelihood of future collections. The Company reviews the allowance for doubtful accounts monthly.  Past due balances over 120 days are reviewed individually for collectibility.  Account balances are charged off against the allowance when it is probable the receivable will not be recovered.  The Company recorded an allowance for doubtful accounts of $15,000 and $5,000 as of December 31, 2006 and 2005, respectively. The carrying amount of cash, accounts receivable, accounts payable and debt approximate fair value for these financial instruments because of the short maturities of the instruments.

Significant Concentrations

For the year ended December 31, 2006, one customer, Verizon Wireless, accounted for 31% and 33% of the Company’s revenues and accounts receivable, respectively. This same customer accounted for 45% and 18% of the Company’s revenues and accounts receivable for the year ended December 31, 2005. In addition, a second customer, QPass (Cingular Wireless), accounted for 22% and 18% of the Company’s revenues and accounts receivable for the year ended December 31, 2006. This same customer accounted for 24% of the Company’s accounts receivable as of December 31, 2005. A third customer, Alltel, accounted for 11% and 15% of the Company’s revenues and accounts receivable for the year ended December 31, 2006. A fourth customer, Sprint Nextel, accounted for 13% and 16% of the Company’s revenues and accounts receivable for the year ended December 31, 2006. Should these wireless carriers discontinue the deployment of the Company’s applications, the Company’s business would be adversely affected. There were no other customers with revenues or accounts receivable in excess of 10 percent of the respective balances.

For the year ended December 31, 2006, two licensors, Phil Hellmuth and Mattel, accounted for 26% and 26% of the Company’s revenues, respectively. Should these licensors discontinue their license to the Company, the Company’s business would be adversely affected. For the year ended December 31, 2005, two licensors, Phil Hellmuth and Sports Illustrated accounted for 37% and 23% of the Company’s revenues, respectively. The Company’s contract with Sports Illustrated ended in March 2006. There were no other licensors attributing to revenues in excess of 10 percent of total revenues.

Research and Development Costs

The Company charges costs related to research, design and development of products to research and development expense as incurred. The types of costs included in research and development expense include salaries, contractor fees and third-party testing and services costs.

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

During 2006 and 2005, the period between achieving technological feasibility and the general availability of the software coincided; therefore no software development costs were capitalized.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $2,230,944, $872,098 and $336,299, respectively.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109,“Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

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

The Company accounts for stock-based compensation to non-employees of the Company, primarily consultants and advisors, at the fair value of the equity instrument in accordance with the provisions of SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” EITF 96-18 requires that compensation be measured at the end of each reporting period for changes in the fair value of the Company’s stock until the options are vested.

Refer to Footnote 12 (“Stock-Based Compensation”) for the discussion of the adoption of SFAS No. 123(R).

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

Common stock equivalents not included in diluted loss per share in 2006 consist of 2,294,646 outstanding stock options, 7,934,687 outstanding warrants, 20,058 Series A preferred shares and related dividends, as converted, and 4,000,000 convertible debt shares, as converted.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for the Company’s first fiscal year beginning after December 15, 2006. The Company is currently evaluating the provisions of FIN No. 48 to determine what effect its adoption in the first quarter of 2007 will have on the Company’s financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 157 to determine what effect its adoption on January 1, 2008 will have on the Company’s financial position, cash flows, and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose to measure at fair value, on an instrument-by-instrument basis, many financial instruments and certain other assets and liabilities at fair value that are not currently required to be measured. SFAS No. 159 is effective as of the beginning of a fiscal year that begins after November 15, 2007. The Company is currently in the process of evaluating the impact that the adoption of SFAS No. 159 will have on its financial position, results of operations and cash flows.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

3. Equipment, Software and Furniture

Equipment, software and furniture consist of the following at December 31:

	2006	2005

Computer equipment financed by capital leases	$680,868	$634,529
Computer software and equipment	533,852	490,812
Furniture and fixtures	160,403	160,403
	1,375,123	1,285,744
Less accumulated depreciation and amortization	(1,222,136)	(1,159,905)
	$152,987	$125,839

Depreciation and amortization expense totaled $62,231, $47,356 and $144,564 for the years ended December 31, 2006, 2005 and 2004, respectively.

4. Leases

The Company leases equipment and office space under long-term capital and operating lease agreements. Rental expense amounted to approximately $289,000, $278,000 and $249,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum future lease payments under noncancellable leases at December 31, 2006 are as follows:

	Operating	Capital

2007	$93,973	$19,117
2008	20,618	18,995
2009	1,965	1,476
Total minimum lease payments	$116,556	$39,588

Less amounts representing interest		(5,991)
Present value of minimum lease payments		$33,597

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31
	2006	2005

Accrued expenses and other revenue	$118,000	$43,000
Net operating losses	18,436,000	14,983,000
Start-up costs	128,000	893,000
Other	656,000	435,000
Stock-based compensation	613,000	219,000
Total deferred tax assets	19,951,000	16,573,000
Valuation allowance	(19,951,000)	(16,573,000)
Net deferred taxes	$-	$-

Management has determined that a 100% valuation allowance for existing deferred tax assets is appropriate given the uncertainty regarding the ultimate realization of these assets.

The reasons for the difference between actual income tax benefit for the years ended December 31, 2006, 2005 and 2004 and the amount computed by applying the statutory federal income tax rate to losses before incomes taxes are as follows:

	December 31
	2006		2005		2004
Income tax benefit at statutory rate	$(5,100,000)	(35.0)%	$(2,072,000)	(35.0)%	$(1,360,000)	(35.0)%
State income taxes, net of federal benefit	(666,000)	(4.6)	(266,000)	(4.5)	(180,000)	(4.5)
Non-deductible expenses	2,631,000	18.0	667,000	11.3	480,000	12.4
Change in valuation allowance	3,378,000	23.2	1,943,000	32.8	1,230,000	31.7
Other	(243,000)	(1.6)	(272,000)	(4.6)	(170,000)	(4.6)
Income tax benefit	$-	-%	$-	-%	$-	-%

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $46.5 million for income tax purposes. The tax benefit of these carryforwards is reflected in the above table of deferred tax assets. If not used, these carryforwards begin to expire in 2020 for federal tax purposes and in 2015 for state tax purposes. U. S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. If such a change occurs, the limitation would reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change. Additionally, the Company has federal research and development credits of approximately $649,000 which begin to expire in 2024.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

6. Related Party Transactions

On September 29, 2006, the Company entered into a consulting agreement with a director of the Company to provide services as Lead Director. Under this agreement, the Company granted 100,000 shares of restricted common stock with a grant-date fair value of these shares was $0.80 per share. These shares are vesting monthly over the period of one year. As of December 31, 2006, there were 75,000 unvested shares and unamortized compensation expense related to the unvested shares under this award of $45,000. Expense of $35,000 is recorded as non-cash consulting expense in the statement of operations for the year ended December 31, 2006.

In addition, the Company granted options to purchase 275,000 shares of the Company’s common stock. 50,000 of the options vested immediately and the remaining options vest monthly over the period of one year. The options have exercise prices as follows: (1) the first 100,000 of the options to vest have an exercise price equivalent to the closing market price of the common stock on the date of the agreement; (2) the next 75,000 of the options to vest have an exercise price of $1.25 per share; (3) the next 50,000 of the options to vest have an exercise price of $1.75 per share; and (4) the remaining 50,000 of the options to vest have an exercise price of $2.00 per share. Expense of $60,183 for these options is recorded in stock-based compensation in the statement of operations for the year ended December 31, 2006.

During 2005, the Company issued stock options to purchase 25,000 shares of common stock to a consultant who became a director of the Company in December 2005. These options were valued at $53,250 using the Black-Scholes option-pricing model under the fair market value method of accounting. Of this amount, $4,438 was expensed in the year ended December 31, 2005. In addition, the Company paid $45,000 and $15,000 to this director for consulting fees during the years ended December 31, 2006 and 2005, respectively.

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

At the closing of the Senior Secured Debentures, the investors received certain A Warrants, B Warrants and C-1 Warrants. The A Warrants provide the right to purchase an aggregate of 2,000,000 units at an exercise price of $2.00 per unit, each unit consisting of one share of the Company’s common stock and a warrant to purchase 4/10 of a share of the Company’s common stock (the “C-2 Warrant”). The A Warrants were exercisable at any time until June 29, 2006. The B Warrants are exercisable at any time for a period of two years from the date of issuance for 1,355,392 shares of the Company’s common stock and have an exercise price of $2.71 per share. The C-1 Warrants are exercisable at any time for a period of 5 years from the date of issuance for an additional 1,355,392 shares of the Company’s common stock and have an exercise price of $3.54 per share. The C-2 Warrant has substantially the same terms and conditions as the C-1 Warrant.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

7. Convertible Notes Payable (continued)

The discount on the debt is being amortized to interest expense over the term of the Senior Secured Debentures beginning on the date of issuance. Amortization of the discount of the Senior Secured Debentures was $4,957,556 and $584,040 for the years ended December 31, 2006 and 2005, respectively.

The principal balance of the Senior Secured Debentures is $8,000,000 as of December 31, 2006 and matures on June 30, 2007. The discount related to the Senior Secured Debentures is $2,458,404 as of December 31, 2006, and is shown as a contra-liability on the balance sheet. Accrued interest related to this debt is $542,667 and $57,333 as of December 31, 2006 and 2005, respectively.

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

Beginning on July 31, 2006 until the expiration of the Amended A Warrants, for each twenty (20) consecutive trading day period in which (i) the daily volume weighted average price of the Company’s common stock equals or exceeds $1.65 per share and (ii) the daily volume of the Company’s common stock traded equals or exceeds 150,000 shares, then the total number of Units issuable upon exercise of the Amended A Warrants shall be reduced by twenty-five percent (25%), subject to extension as set forth in the Amended A Warrant.

The Company recorded an additional expense on the statement of operations for the year ended December 31, 2006 of $1,478,585 in conjunction with the Amended A Warrants issued in conjunction with the July 27, 2006 Modification Agreement related to the Securities Purchase Agreement.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

8. Notes Payable

On September 4, 2000, the Company entered into an agreement to obtain the rights to certain software technology. In exchange for these rights, the Company agreed to pay $200,000 in eight equal installments of $25,000 beginning in 2001 and continuing over the next two years. On July 19, 2002, the payment terms of this agreement were amended for an adjustment in the payment terms, whereby the Company issued 23,500 shares of common stock with registration rights to repay $87,500 of the outstanding balance. The remaining balance was scheduled to be repaid in 6 equal installments commencing July 19, 2003; however, no payments have been made on this balance subsequent to July 19, 2003 due to dispute over performance, and therefore the agreement is in default. The outstanding principal balance of this note as of December 31, 2006 and 2005 is $77,500.

On September 3, 2003, the Company negotiated a revised settlement agreement with Analysts International Corporation (“AIC”), a former service provider. The terms of the revised AIC settlement agreement are more fully described in Note 14 below. Under the terms of the revised AIC settlement agreement, the Company agreed to pay a monthly payment of $7,500 until the total indebtedness, including interest at 8%, is paid in full. The principal component of this note was fully paid in 2005. As of December 31, 2006, the Company has accrued interest of $31,584 recorded on the balance sheet related to this note.

9. Profit Sharing Plan

The Company has established a 401(k) retirement plan for the benefit of employees who have attained the age of 21 years. The Company’s matching contribution to the plan is discretionary and is not limited to profits. For the three years ended December 31, 2006, the Company did not contribute to the plan.

10. Common Stock and Warrants

2006 Transactions

In 2006, the Company issued 23,334 shares of restricted common stock pursuant to a marketing agreement valued at $32,667.

In 2006, the Company issued 5,798 shares of restricted common stock pursuant to a marketing services agreement valued at $12,000.

As discussed in Note 6, in 2006, the Company issued 100,000 shares of restricted common stock to a director of the Company pursuant to a consulting agreement valued at $80,000.

As discussed in Note 12, in 2006, the Company issued 100,000 shares of common stock to the Chief Executive Officer of the Company pursuant to an employment agreement valued at $39,000.

2005 Transactions

In 2005, the Company issued 46,668 shares of restricted common stock pursuant to a marketing agreement valued at $145,838.

During 2005, the Company issued to a consultant 7,475 warrants to purchase common stock.  The warrants were valued at $20,824 using the Black-Scholes option-pricing model.

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

The Company has reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Conversion of convertible debt	4,000,000
Series A convertible preferred stock and related dividends	20,058
Outstanding common stock warrants	7,934,687
Outstanding stock options	2,294,646
Possible future issuance under stock option plans	342,048
Total	14,591,439

A summary of the Company’s outstanding warrants as of December 31, 2006 is as follows:

Range of Exercise Prices	Warrants Outstanding
$0.01 - 2.50	2,814,692
2.51 - 5.00	3,297,655
5.01 - 10.00	758,552
10.01 - 20.00	657,699
Over 20.00	406,089
7,934,687

The warrants can be exercised at any time until their expiration dates, which are between January 2, 2007 and December 30, 2010.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

11. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of December 31, 2006 and 2005. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. The Company issued 329 shares of Series A preferred stock during 2004 as payment for declared dividends. Cumulative unpaid dividends at December 31, 2006 were $449,307.

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

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

11. Preferred Stock (continued)

The accounting treatment for the Series C, D and E preferred stock (the “Preferred Stock”) involved allocating the value of the principal amount received from the Preferred Stock offerings between the Preferred Stock, the associated warrants and a beneficial conversion feature (“BCF”) associated with the Preferred Stock. A BCF existed because the effective conversion rate of the Preferred Stock was below the traded value of the Company’s common stock on the date the Preferred Stock was issued. The BCF for the Preferred Stock totaling $3,579,695 was recorded as a discount to the Preferred Stock and additional paid-in capital on the date the Preferred Stock was issued. Since the Series C preferred stock became convertible at any time after nine months from its issuance, the value of its BCF totaling $659,010 was amortized to retained deficit over a nine month period commencing with its issuance. Amortization of the Series C preferred stock BCF for the year ended December 31, 2004 was $293,444. Since the Series D and E preferred stock were convertible immediately, the value of its beneficial conversion feature totaling $2,920,685 was fully amortized to accumulated deficit on the date of issuance in 2003.

12. Stock-Based Compensation

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

A summary of the Company’s stock option activity is as follows:
	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding - December 31, 2003	770,963	$18.00
Granted	495,947	1.50
Exercised	(24,128)	2.70
Forfeited	(98,792)	18.60
Outstanding - December 31, 2004	1,143,990	11.16
Granted	915,622	3.26
Exercised	(59,660)	3.68
Forfeited	(163,737)	20.37
Outstanding - December 31, 2005	1,836,215	6.53
Granted	893,300	1.42
Exercised	-	-
Forfeited	(434,869)	6.82
Outstanding - December 31, 2006	2,294,646	$4.26	5.75	$-
Exercisable - December 31, 2006	1,790,415	$5.00	4.74	$-

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during year ended December 31, 2006 was equal to the market price of the underlying common stock on the grant date.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

12. Stock-Based Compensation (continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price
$ 0.01- 1.25	584,239	7.44	$1.15
1.26 - 2.50	696,799	6.76	1.63
2.51 - 5.00	804,236	4.60	3.37
5.01- 10.00	7,958	5.96	6.30
10.01- 20.00	72,378	1.98	14.38
Over 20.00	129,036	1.89	32.34
	2,294,646	5.75	4.26

Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 0.01- 1.25	326,064	$1.17
1.26 - 2.50	522,743	1.61
2.51 - 5.00	732,236	3.38
5.01- 10.00	7,958	6.30
10.01- 20.00	72,378	14.38
Over 20.00	129,036	32.34
	1,790,415	5.00

The weighted average fair value of options granted during 2006, 2005 and 2004 was $1.01, $2.84 and $1.48, respectively.

The adoption of SFAS No. 123(R) had a material impact on our results of operations. Our statement of operations for the year ended December 31, 2006 included the following stock-based compensation expense:

Year ended December 31, 2006
General and administrative	$806,433
Research and development	128,443
Sales and marketing	120,984
$1,055,860

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 0.95 years was approximately $567,000 at December 31, 2006.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

12. Stock-Based Compensation (continued)

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the year ended December 31, 2006 are shown in the following table:

Expected volatility	96.89%
Expected dividends	0%
Expected terms	5.77 Years for Employees and 10 Years for Directors
Risk-free interest rate	4.31 - 5.23%

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately a five year period. The expected term for employees was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The expected term for directors was estimated based on historical experience and specific terms in the option agreements. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for 2006 was based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

Restricted Stock

During 2006, the Company granted 100,000 shares of restricted common stock to a Board member for consulting services. The grant-date fair value of these shares was $0.80 per share. These shares are vesting monthly over the period of one year. As of December 31, 2006, there were 75,000 unvested shares and unamortized compensation expense related to the unvested shares under this award of $45,000. Expense of $35,000 is recorded as non-cash consulting expense in the statement of operations for the year ended December 31, 2006.

During 2006, the Company granted 100,000 shares of restricted common stock to the Chief Executive Officer of the Company pursuant to an employment agreement. The grant-date fair value of these shares was $0.39 per share. These shares vested immediately. Expense of $39,000 is recorded as stock-based compensation expense in the statement of operations for the year ended December 31, 2006.

During 2006, the Company accrued amounts relating to restricted stock payable to directors as compensation for services as directors of the Company. Amounts accrued at December 31, 2006 are for 144,000 shares of restricted stock and total $57,600. This amount is based on the grant-date fair value of these shares of $0.40 per share as of December 31, 2006. Expense of $57,600 is recorded as stock-based compensation expense in the statement of operations for the year ended December 31, 2006 and is accrued in accounts payable at December 31, 2006. These shares were not issued as of December 31, 2006.

A summary of the Company’s nonvested restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2005	-	$-
Granted	200,000	0.60
Vested	143,750	0.51
Forfeited	-	-
Outstanding - December 31, 2006	56,250	$0.80

During the year ended December 31, 2006, 143,750 shares of restricted stock vested, with a fair value of $74,000.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

12. Stock-Based Compensation (continued)

2005 and 2004 Stock-Based Compensation

The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004, if the Company had accounted for all employee stock-based compensation during that period based on the fair value method as prescribed by SFAS No. 123(R).

	Year ended December 31
	2005	2004

Net loss applicable to common stockholders	$(6,113,862)	$(4,341,286)
Non-cash compensation charges included in net loss applicable to common stockholders	39,221	79,521
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(775,125)	(1,185,769)

Adjusted net loss applicable to common stockholders	$(6,849,766)	$(5,447,534)

Basic and diluted loss per share:
Reported net loss applicable to common stockholders	$(0.46)	$(0.49)
Non-cash compensation charges included in net loss applicable to common stockholders	0.01	0.01
Stock-based employee compensation cost that would have been included in net loss applicable to common stockholders under the fair value method	(0.06)	(0.13)

Adjusted net loss applicable to common stockholders	$(0.51)	$(0.61)

For the purpose of the above table, the fair value of each option grant was determined by using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2005 and 2004: dividend yield of 0%; volatility ranging from 1.218 to 1.294; risk-free interest rate ranging from 2.80% to 4.89%, and expected option lives of 5 years for employees and consultants and 10 years for Board members. Forfeitures are accounted for as they occur. The weighted average grant-date fair value of options granted during 2005 and 2004 was $2.84 and $1.48 per option, respectively.

Oasys Mobile, Inc.

Notes to Financial Statements (continued)

13. Commitments and Contingencies

Lawsuit filed by Dr. Bjorn Jawerth, former Chief Executive Officer of the Company

In March 2007, Bjorn Jawerth, the Company’s former Chief Executive Officer, filed a lawsuit against the Company in the General Court of Justice, Superior Court Division, in Wake County in the State of North Carolina. In this action, Dr. Jawerth alleges (i) that the Company failed to pay him $108,500 in back wages attributable to unpaid wages, the payment of which was deferred by agreement between the Company and Dr. Jawerth, (ii) that the Company owes Dr. Jawerth certain five percent (5%) royalties from Oasys Mobile’s gross revenue arising under Oasys Mobile’s Inventions Awards Plan, (iii) that the Company failed to assist Dr. Jawerth with the private sale of up to 1,666,667 shares of his common stock at a price per share of not less than $1.50 per share (this number of shares and price set forth in Dr. Jawerth’s suit do not reflect the one (1)-for ten (10) reverse stock split of the Company that took place on March 11, 2005) and (iv) that the Company failed to issue Dr. Jawerth stock options in Oasys Mobile following the private sale of his stock, to replenish his ownership in Oasys Mobile to a position substantially equivalent to his pre-sale level.

Oasys Mobile has accrued $81,106 in deferred wages owed to Dr. Jawerth, which were deferred with Dr. Jawerth’s agreement. Dr. Jawerth’s deferred salary amount of $81,106 is recorded as accrued salaries in the Company’s balance sheet as of December 31, 2006 and 2005.

Oasys Mobile maintains that it has no obligations to Dr. Jawerth related to the private sale of Dr. Jawerth’s shares, the 5% royalty claimed by Dr. Jawerth or the replenishment of his ownership in Oasys Mobile. Oasys Mobile is in the process of filing an answer to Dr. Jawerth’s lawsuit.

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

14. Settlements of Contractual Disputes and Litigation, Write-Offs of Accounts Payable

2004 Settlement

Bowne Settlement

On February 25, 2003, Bowne of New York City, LLC (“Bowne”), a financial printing firm, filed a civil summons in the Supreme Court of County of New York in the State of New York, claiming that it was entitled payment in the amount of $276,373, plus accrued interest, for past services rendered to the Company.

In August 2004, the Company and Bowne settled the claim between them, whereby both parties agreed to reduce the total amount owed by the Company to Bowne to $150,000. The parties also agreed that this amount would be paid by (i) an initial payment of $10,000, (ii) monthly installments of $6,000 per month from November 1, 2004 through September 1, 2006 and (iii) a final payment of $2,000 on October 1, 2006 by Oasys Mobile. The settlement gain resulting from this transaction was $126,373. This obligation was fully paid in 2006.

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

The total non-cash settlement (losses) gains during the years ended December 31, 2006, 2005 and 2004 were $-0-, ($58,750) and $126,373, respectively.

Write-Offs of Certain Accounts Payable Balances

The Company has written off certain accounts payable balances which it deems are not owed by the Company pursuant to North Carolina law. These balances resulted in reduction of expenses on the statement of operations of approximately $96,000, $69,000 and $56,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

15. Selected Quarterly Financial Data (unaudited)

Selected quarterly financial data for the years ended December 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2006
Revenues	$2,117	$1,809	$2,118	$2,644
Cost of revenues	1,111	967	1,290	1,652
Gross profit	1,006	842	828	992
Net loss	(3,361)	(3,071)	(5,236)	(2,902)
Net loss per common share, basic and diluted	(0.25)	(0.23)	(0.39)	(0.22)
2005
Revenues	$1,990	$1,794	$2,058	$1,953
Cost of revenues	956	883	1,009	1,046
Gross profit	1,034	911	1,049	907
Net loss	(1,591)	(847)	(1,044)	(2,439)
Net loss per common share, basic and diluted	(0.13)	(0.07)	(0.08)	(0.18)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

OASYS MOBILE, INC.

By:	/s/ Douglas B. Dyer
Douglas B. Dyer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas B. Dyer Douglas B. Dyer	Chief Executive Officer (Principal Executive Officer)	April 2, 2007
/s/ Tracy T. Jackson Tracy T. Jackson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 2, 2007
/s/ Stephen M. Finn Stephen M. Finn	Director	April 2, 2007
/s/ J. Winder Hughes J. Winder Hughes	Director	April 2, 2007
/s/ Richard B. Ruben Richard B. Ruben	Director	April 2, 2007
/s/ Bernard Stolar Bernard Stolar	Director	April 2, 2007
/s/ James A. Taylor James A. Taylor	Director	April 2, 2007