Form 10-K/A
period 2006-12-31
Oasys Mobile, Inc.
filed 2007-04-03
CIK 1104332

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY STATEMENT

This Form 10-K/A amends Item 15 of the Oasys Mobile, Inc. Form 10-K for the fiscal year ended December 31, 2006 (the “Original Filing”) by filing Exhibit 23.1. The CEO and CFO of Oasys Mobile have also reissued their certificates required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. All other information is unchanged and reflects those disclosures made at the time of the original filing.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(3)	The following Exhibits are hereby added to the Exhibits filed with the Original Filing and are included and filed as part of the Original Filing, as amended by this filing on Form 10-K/A.

Exhibit Number	Exhibit Description

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Douglas B. Dyer, Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Tracy T. Jackson, Chief Financial Officer

32.1	Section 1350 Certificate of Douglas B. Dyer, Chief Executive Officer

32.2	Section 1350 Certificate of Tracy T. Jackson, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OASYS MOBILE, INC.

Date: April 3, 2007	By:	/s/ Douglas B. Dyer
Douglas B. Dyer Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas B. Dyer Douglas B. Dyer	Chief Executive Officer (Principal Executive Officer)	April 3, 2007
/s/ Tracy T. Jackson Tracy T. Jackson	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 3, 2007
/s/ Stephen M. Finn Stephen M. Finn	Director	April 3, 2007
/s/ J. Winder Hughes J. Winder Hughes	Director	April 3, 2007
/s/ Richard B. Ruben Richard B. Ruben	Director	April 3, 2007
/s/ Bernard Stolar Bernard Stolar	Director	April 3, 2007
/s/ James A. Taylor James A. Taylor	Director	April 3, 2007