Form 10-Q
period 2007-03-31
Oasys Mobile, Inc.
filed 2007-05-15
CIK 1104332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant’s common stock, par value $.001 per share, as of May 10, 2007 was 13,775,336.

 OASYS MOBILE, INC.

   FORM 10-Q

   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of March 31, 2007
	and December 31, 2006	3

	Statements of Operations for the Three-Month
	Periods Ended March 31, 2007 and 2006	4

	Statement of Stockholders’ Deficit for the
	Three-Month Period Ended March 31, 2007	5

	Statements of Cash Flows for the Three-Month
	Periods Ended March 31, 2007 and 2006	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market
	Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OASYS MOBILE, INC. BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash	$773,241	$1,451,498
Accounts receivable	2,060,394	2,354,553
Prepaids and other current assets	196,414	146,702
Total current assets	3,030,049	3,952,753

Equipment, software and furniture, net	128,326	152,987
Total assets	$3,158,375	$4,105,740

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,689,895	$2,699,201
Accrued salaries and related costs	238,500	311,554
Accrued interest	671,751	574,251
Current portion of notes payable	77,500	77,500
Current portion of capital lease obligations	15,486	14,900
Convertible notes payable	8,000,000	8,000,000
Discount on convertible notes payable	(1,235,993)	(2,458,404)
Total current liabilities	10,457,139	9,219,002

Long-term liabilities:
Capital lease obligations	14,479	18,697
Total liabilities	10,471,618	9,237,699

Stockholders’ deficit:
Series A convertible preferred stock, $0.001 par value; 10,000 shares designated, 2,407 shares issued and outstanding at March 31, 2007 and December 31, 2006 (liquidation preference of $2,904,447 as of March 31, 2007)	2,407,295	2,407,295
Common stock, $.001 par value, 185,000,000 shares authorized; 13,779,186 and 13,752,686 issued and 13,775,336 and 13,748,836 outstanding at March 31, 2007 and December 31, 2006, respectively	13,775	13,749
Additional paid-in capital	67,981,003	67,839,964
Accumulated deficit	(77,487,697)	(75,165,348)
Treasury stock, at cost (3,850 shares)	(227,619)	(227,619)
Total stockholders’ deficit	(7,313,243)	(5,131,959)
Total liabilities and stockholders’ deficit	$3,158,375	$4,105,740

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-Month Period Ended

	March 31, 2007	March 31, 2006
Revenues:
Wireless applications and contracts	$2,514,194	$2,096,515
Wireless license fees	-	20,650
Total revenues	2,514,194	2,117,165

Cost of revenues:
Wireless applications and contracts	1,529,401	1,110,790
Total cost of revenues	1,529,401	1,110,790
Gross profit	984,793	1,006,375

Operating expenses:
General and administrative	847,259	1,030,451
Research and development	892,017	841,873
Sales and marketing	220,208	1,229,802
Non-cash consulting expense	15,000	-
Total operating expenses	1,974,484	3,102,126
Loss from operations	(989,691)	(2,095,751)

Interest expense	(110,247)	(42,323)
Amortization of discount on debt and beneficial conversion feature	(1,222,411)	(1,222,411)
Net loss	$(2,322,349)	$(3,360,485)

Net loss applicable to common stockholders:
Net loss	$(2,322,349)	$(3,360,485)
Preferred stock dividends	(48,140)	(48,140)
Net loss applicable to common stockholders	$(2,370,489)	$(3,408,625)

Per share amounts (basic and diluted)	$(0.17)	$(0.25)

Weighted average shares of common stock outstanding	13,959,364	13,519,704

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

	Preferred Stock				Additional
	Series A		Common Stock		Paid-In
	Shares	Amount	Shares	Amount	Capital

Balance at December 31, 2006	2,407	$2,407,295	13,748,836	$13,749	$67,839,964
Common stock issued for accrued expenses	-	-	24,000	24	10,536
Common stock issued for services	-	-	2,500	2	1,098
Non-cash consulting expense related to the vesting of restricted stock	-	-	-	-	15,000
Stock-based compensation	-	-	-	-	114,405
Net loss for the period	-	-	-	-	-

Balance at March 31, 2007	2,407	$2,407,295	13,775,336	$13,775	$67,981,003

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

			Total
	Accumulated	Treasury	Stockholders’
	Deficit	Stock	Deficit

Balance at December 31, 2006	$(75,165,348)	$(227,619)	$(5,131,959)
Common stock issued for accrued expenses	-	-	10,560
Common stock issued for services	-	-	1,100
Non-cash consulting expense related to the vesting of restricted stock	-	-	15,000
Stock-based compensation	-	-	114,405
Net loss for the period	(2,322,349)	-	(2,322,349)

Balance at March 31, 2007	$(77,487,697)	$(227,619)	$(7,313,243)

The accompanying notes constitute an integral part of these financial statements.

OASYS MOBILE, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three-Month Period Ended

	March 31, 2007	March 31, 2006

Operating activities
Net loss	$(2,322,349)	$(3,360,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,705	12,528
Stock-based compensation	164,715	316,416
Gain on disposal of furniture	(344)	—
Common stock options and warrants issued for services	1,100	—
Amortization of restricted stock	15,000	—
Amortization of discount on debt and beneficial conversion feature	1,222,411	1,222,411
Allowance for doubtful accounts	5,000	—
Changes in operating assets and liabilities:
Accounts receivable	289,159	(779,364)
Prepaid and other assets	(49,712)	(119,336)
Accounts payable and other accrued expenses	(49,056)	13,266
Accrued interest	97,500	124,917
Accrued salaries and related costs	(73,054)	(3,075)
Net cash used in operating activities	(683,925)	(2,572,722)

Investing activities
Proceeds from sale of furniture	9,300	—
Purchases of equipment, software and furniture	—	(19,347)
Net cash provided by (used in) investing activities	9,300	(19,347)

Financing activities
Principal payments on capital lease obligations	(3,632)	—
Net cash used in financing activities	(3,632)	—

Net decrease in cash	(678,257)	(2,592,069)
Cash at beginning of period	1,451,498	8,985,158
Cash at end of period	$773,241	$6,393,089

Supplemental disclosures of cash flow information
Cash paid for interest	$23,767	$—

The accompanying notes constitute an integral part of these financial statements.

Oasys Mobile, Inc.

Notes to Financial Statements

1.  Basis of Presentation and Business

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements for the three-month period ended March 31, 2007, the Company incurred a net loss of $2,322,349 and experienced negative cash flows from operations. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately to attain profitability. The Company is actively promoting and expanding its product line. The Company expects that increased revenues and cost reductions will reduce its operating losses in future periods.

The Company’s convertible debt of $8,000,000 is due on June 30, 2007. The Company does not have the funds to pay the principal and interest due on the convertible debt, and does not expect to generate such funds from operations prior to its maturity on June 30, 2007. The Company has engaged an investment banker to assist the Company in obtaining an equity investment or debt issuance to pay the principal and interest on the convertible debt at its maturity, plus raise additional working capital. Alternatively, or in addition thereof, the investment banker is assisting the Company in evaluating certain strategic alternatives, including investments from strategic partners or business combinations, including the sale of the business. There are no assurances that the Company will be successful in obtaining funds that would allow it to pay the principal and interest due on its convertible debt at the June 30, 2007 maturity date, or to raise additional working capital necessary to continue the operations of the business.

The financial statements presented herein do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be attained for the entire year. For further information, refer to the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.

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

1.  Basis of Presentation and Business (continued)

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

Reclassifications

Certain 2006 amounts in the accompanying financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on previously reported net loss or stockholders’ deficit.

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition and Related Costs

Wireless applications and contracts

Revenues earned from wireless applications are recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription. For content delivery partner arrangements, whereby the Company remits a portion of the revenues earned through the sale of the Company’s applications, revenue is recorded in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent.” The Company recognizes the cost of payments to the content providers as a cost of revenues. Wireless applications and contracts cost of revenues includes all third-party hosting and carrier distribution fees. These costs are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications.

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

There were no costs related to the wireless license fee revenue generated during the three-month period ended March 31, 2006, as the license fee revenue related to technology that had been previously developed by the Company, and there were no costs for installation, delivery or customization, or other related costs.

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

No capitalized software development costs were incurred during the three-month periods ended March 31, 2007 and 2006.

Income Taxes

Income taxes are accounted for using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability from period to period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance would be included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. Under this transition method, our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we did not restate our financial results for prior periods.

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

Refer to Footnote 6 (“Stock-Based Compensation”) for a further discussion of stock-based compensation.

Net Loss Per Share

Loss per share has been calculated in accordance with SFAS No. 128,“Earnings Per Share.” Basic loss per share was computed by dividing the net loss for each period presented by the weighted average number of shares of common stock outstanding for such period. Although the Company has potential common stock equivalents related to its outstanding stock options, warrants, preferred stock and convertible debt, these potential common stock equivalents were not included in diluted loss per share for each period presented because the effect would have been antidilutive.  The weighted average number of shares includes the effect of shares granted to executive management and a consultant in February 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for the Company’s first fiscal year beginning after December 15, 2006. The January 1, 2007 adoption of FIN No. 48 did not have a material effect on the Company’s financial statements.

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

At the closing of the Senior Secured Debentures, the investors received certain A Warrants, B Warrants and C-1 Warrants. The A Warrants provide the right to purchase an aggregate of 2,000,000 units at an exercise price of $2.00 per unit, each unit consisting of one share of the Company’s common stock and a warrant to purchase 4/10 of a share of the Company’s common stock (the “C-2 Warrant”). The A Warrants were exercisable at any time until June 29, 2006. The B Warrants are exercisable at any time until November 18, 2007 for 1,355,392 shares of the Company’s common stock and have an exercise price of $2.71 per share. The C-1 Warrants are exercisable at any time until November 18, 2010 for an additional 1,355,392 shares of the Company’s common stock and have an exercise price of $3.54 per share. The C-2 Warrant has substantially the same terms and conditions as the C-1 Warrant.

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

The discount on the debt is being amortized to interest expense over the term of the Senior Secured Debentures beginning on the date of issuance. Amortization of the discount of the Senior Secured Debentures was $1,222,411 for the three-month periods ended March 31, 2007 and 2006, respectively.

The principal balance of the Senior Secured Debentures is $8,000,000 as of March 31, 2007, and matures on June 30, 2007. The discount related to the Senior Secured Debentures is $1,235,993 as of March 31, 2007, and is shown as a contra-liability on the balance sheet.

On July 27, 2006, the Company entered into a Modification Agreement with certain investors in which the investors agreed to waive certain of their rights under the Securities Purchase Agreement, dated as of November 18, 2005 (the "Purchase Agreement"), and all of the other documents and instruments entered into in connection with the Purchase Agreement.

3. Convertible Notes Payable (continued)

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

Beginning on July 31, 2006, until the expiration of the Amended A Warrants, for each twenty (20) consecutive trading day period in which (i) the daily volume weighted average price of the Company’s common stock equals or exceeds $1.65 per share and (ii) the daily volume of the Company’s common stock traded equals or exceeds 150,000 shares, then the total number of Units issuable upon exercise of the Amended A Warrants shall be reduced by twenty-five percent (25%), subject to extension as set forth in the Amended A Warrant.

The Company recorded an additional expense on the statement of operations for the year ended December 31, 2006 of $1,478,585 in conjunction with the Amended A Warrants issued in conjunction with the July 27, 2006 Modification Agreement related to the Securities Purchase Agreement.

4. Common Stock

As of March 31, 2007, the Company had reserved shares of its authorized 185,000,000 shares of common stock for future issuance as follows:

Conversion of convertible debt	4,000,000
Series A convertible preferred stock and related dividends	20,396
Outstanding common stock warrants	7,602,340
Outstanding stock options	2,214,904
Possible future issuance under stock option plans	421,790
Total	14,259,430

5. Preferred Stock

Series A Convertible Preferred Stock

The Company has 2,407 shares of Series A convertible preferred stock (“Series A preferred stock”) outstanding as of March 31, 2007. These shares are valued based upon the liquidation preference (the “Liquidation Preference”) of Series A preferred stock of $1,000 per share.

The holders of the Series A preferred stock are entitled to receive cumulative cash dividends at a rate of 8% per annum of the initial liquidation preference of $1,000 per share. The Company, at its election, can provide for the payment of dividends on the Series A preferred stock through the issuance of additional shares of Series A preferred stock having an aggregate initial liquidation preference equal to the amount of cash dividends otherwise payable. Dividends are cumulative from the date of issuance and are payable, when, as and if declared by the Board of Directors. The Company is restricted from paying dividends on common stock until dividends are paid on Series A preferred in full. No dividends have been paid in 2006 or 2007. Cumulative unpaid dividends at March 31, 2007 were $497,447.

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

The adoption of SFAS No. 123(R) had a material impact on our results of operations. Our statements of operations for the three-months ended March 31, 2007 and 2006 include the following stock-based compensation expense:

	Three months ended March 31, 2007	Three months ended March 31, 2006
General and administrative	$134,508	$213,179
Research and development	24,066	23,995
Sales and marketing	6,141	79,242
	$164,715	$316,416

Unrecognized stock-based compensation expense expected to be recognized over an estimated weighted-average amortization period of 0.84 years was approximately $418,000 at March 31, 2007.

6. Stock-Based Compensation (continued)

Time-Based Stock Awards

The fair value of each time-based award is estimated on the date of grant using the Black-Scholes option valuation model, which uses the assumptions described below. Our weighted-average assumptions used in the Black-Scholes valuation model for equity awards with time-based vesting provisions granted during the three months ended March 31, 2007 and 2006 are shown in the following table:

	Three months ended March 31, 2007	Three months ended March 31, 2006
Expected volatility	95.63%	96.89%
Expected dividends	0%	0%
Expected terms	5.77 Years for Employees and 10 Years for Directors	5.77 Years for Employees and 10 Years for Directors
Risk-free interest rate	4.44 - 4.82%	4.31 - 4.69%

The weighted average fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.33 and $1.74, respectively.

The expected volatility rate was estimated based on historical volatility of the Company’s common stock over approximately a five year period. The expected term for employees was estimated based on a simplified method, as allowed under SEC Staff Accounting Bulletin No. 107, averaging the vesting term and original contractual term. The expected term for directors was estimated based on historical experience and specific terms in the option agreements. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for 2007 and 2006 was based on historical rates. As required under SFAS No. 123(R), we will adjust the estimated forfeiture rate to our actual experience. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding - December 31, 2006	2,294,646	$4.26
Granted	10,800	0.43
Exercised	-	-
Forfeited	(90,542)	11.62
Outstanding - March 31, 2007	2,214,904	$3.89	5.49	$54
Exercisable - March 31, 2007	1,907,291	$4.23	4.91	$1

The aggregate intrinsic value represents the pretax value (the period’s closing market price, less the exercise price, times the number of in-the-money options) that would have been received by all option holders had they exercised their options at the end of the period. The exercise price of stock options granted during the three-months ended March 31, 2007 was equal to the market price of the underlying common stock on the grant date.

6. Stock-Based Compensation (continued)

Restricted Stock

During 2006, the Company granted 100,000 shares of restricted common stock to a Board member for consulting services. The grant-date fair value of these shares was $0.80 per share. These shares are vesting monthly over the period of one year. As of March 31, 2007, there were 37,500 unvested shares and unamortized compensation expense related to the unvested shares under this award of $30,000. Expense of $15,000 is recorded as non-cash consulting expense in the statement of operations for the three months ended March 31, 2007.

During 2006, the Company accrued amounts relating to restricted stock payable to directors as compensation for services in 2006 as directors of the Company. In January 2007, the Company issued 24,000 of these shares to a former board member. Amounts accrued at March 31, 2007 are for 120,000 shares of restricted stock and total $39,600. These shares were not issued as of March 31, 2007.

During 2007, the Company accrued amounts relating to restricted stock payable to directors as compensation for services in 2007 as directors of the Company. Amounts accrued at March 31, 2007 are for 30,000 shares of restricted stock and total $9,900, based on the fair value of the underlying stock as of March 31, 2007. These shares were not issued as of March 31, 2007.

During 2007, the Company accrued amounts relating to restricted stock payable to certain executive management and a consultant as compensation for services. These shares vested immediately, and therefore the expense was recorded in the three months ended March 31, 2007. Amounts accrued at March 31, 2007 are for 315,000 shares of restricted stock and total $91,350, based on the fair value of the underlying stock on the grant date. These shares were not issued as of March 31, 2007.

During 2007, there were also additional restricted stock grants made to the executive officers, under which the restrictions would lapse based on stock price performance. The Compensation Committee of the Company has revoked these grants and each executive officer as agreed to such revocation. These shares were never issued and no expense was recorded in the statement of operations in the three months ended March 31, 2007.

A summary of the Company’s nonvested restricted stock activity is as follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding - December 31, 2006	56,250	$0.80
Granted	-	-
Vested	18,750	0.80
Forfeited	-	-
Outstanding - March 31, 2007	37,500	$0.80

During the three months ended March 31, 2007, 18,750 shares of restricted stock vested, with a fair value of $15,000.

7. Commitments and Contingencies

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

Oasys Mobile has accrued $81,106 in deferred wages owed to Dr. Jawerth, which were deferred with Dr. Jawerth’s agreement. Dr. Jawerth’s deferred salary amount of $81,106 is recorded as accrued salaries in the Company’s balance sheet as of March 31, 2007 and December 31, 2006.

Oasys Mobile maintains that it has no obligations to Dr. Jawerth related to the private sale of Dr. Jawerth’s shares, the 5% royalty claimed by Dr. Jawerth or the replenishment of his ownership in Oasys Mobile.

On May 7, 2007, Oasys Mobile filed a motion to dismiss all counts as set forth in the Dr. Jawerth’s suit. The court has not scheduled when Oasys Mobile’s motion will be heard.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, results of operations, competitive factors, shifts in market demand and other risks and uncertainties. The most important factors that could prevent us from achieving our stated goals include, but are not limited to, the following:

•	our ability to raise capital to pay our 6% Senior Secured Convertible Debentures balance of $8,000,000, plus accrued interest, due June 30, 2007;

•	our ability to generate sufficient working capital to meet our operating requirements;

•	our future expense levels (including cost of revenues, research and development, sales and marketing, and general and administrative expenses);

•	our future revenue opportunities;

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

The Oasys White-Label products and services leverage the same content and functionality as OasysMobile.com and the WAP portal and give wireless carriers and content providers access to alternate distribution channels, which allows them to offer their mobile applications outside of the wireless carriers’ distribution decks and reach more customers. Oasys Mobile’s White-Label portal services can be customized for any carrier or content partner to create their own branded mobile content storefront to distribute products while maintaining a consistent brand identity. These portals would also utilize Oasys Mobile’s patent pending locker technology.

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

Cost of Revenues

Our cost of revenues consists primarily of royalties that we pay to content partners from whom we license brands and content. We recognize royalties in cost of revenues based upon the revenues derived from the relevant application or game multiplied by the applicable royalty rate.

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

•
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

•
Sales and Marketing.  Our sales and marketing expenses consist primarily of salaries, benefits and incentive compensation for sales and marketing personnel, expenses for advertising, trade shows, public relations and other promotional and marketing activities, expenses for general business development activities, and travel and entertainment expenses.

•
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

Results of Operations

Three-Month Period Ended March 31, 2007 Compared to Three-Month Period Ended March 31, 2006

Revenues

	Three Months Ended March 31
		% of Total		% of Total
	2007	Revenues	2006	Revenues	$ Change	% Change

Revenues by category:
Wireless applications and contracts	$2,514,194	100.0%	$2,096,515	99.0%	$417,679	19.9%
Wireless license fees	-	-	20,650	1.0	(20,650)	(100.0)
Total revenues	$2,514,194	100.0%	$2,117,165	100.0%	$397,029	18.8%

Wireless Applications and Contracts. Revenue from wireless applications and contracts increased $417,679 to $2,514,194 in the three-month period ended March 31, 2007, up 19.9% from $2,096,515 in the three-month period ended March 31, 2006. The increase in revenue from wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by Oasys Mobile, launched by several wireless carriers and purchased by end-users. We continue to increase our subscriber base as well as expanding to new carriers. The Company entered into a contract with Sprint in 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship.  In addition, the Company launched several new products during 2006 that were not available during the three-month period ended March 31, 2006, including UNO® Freefall, Rock’em Sock’emTM, Karpov Chess and Crazy Eights. The Company also expanded distribution during the last quarter of 2006 of the Hooters Calendar and College and Greek Logos applications.

Revenue earned from wireless applications is recognized upon delivery and acceptance by the end-user either as a one-time purchase or a monthly subscription.

Wireless License Fees. Revenue earned from wireless license fees totaled $20,650 in the three-month period ended March 31, 2006. There was no revenue from license fees in the three-month period ended March 31, 2007.

Costs of Revenues

	Three Months Ended March 31
	2007	2006	$ Change	% Change
Cost of revenues by category:
Wireless applications and contracts	$1,529,401	$1,110,790	$418,611	37.7%
Total cost of revenues	$1,529,401	$1,110,790	$418,611	37.7%

Wireless Applications and Contracts. Costs of wireless applications and contracts increased $418,611 to $1,529,401 in the three-month period ended March 31, 2007, up 37.7% from $1,110,790 in the three-month period ended March 31, 2006. The increase in costs of wireless applications and contracts resulted from the increase in sales of existing wireless applications and additional wireless applications developed by the Company, launched by several wireless carriers and purchased by end-users. These costs are direct costs associated with the sale and delivery of wireless applications and primarily consist of third-party hosting fees and fees associated with content information provided by our content providers for wireless applications which were deployed during 2006. The costs related to third-party hosting are incurred on a monthly basis and are primarily fixed in nature regardless of the revenue generated by the related applications. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our costs of revenues could vary depending on the mix of products sold in a given period.

In addition, the Company was selected by Sprint during 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship. This percentage is significantly less than other content partner arrangements, under which the Company develops games and applications.

Gross Profit

	Three Months Ended March 31
	2007	2006	$ Change	% Change
Gross profit by category:
Wireless applications and contracts	$984,793	$985,725	$(932)	(0.1)%
Wireless license fees		20,650	(20,650)	(100.0)%
Total gross profit	$984,793	$1,006,375	$(21,582)	(2.1)%

Wireless Applications and Contracts. Gross profit resulting from the development and deployment of wireless applications decreased $932 to $984,793 for the three-month period ended March 31, 2007, a decrease of 0.1% over the gross profit for the three-month period ended March 31, 2006 of $985,725. The decrease in gross profit resulting from these activities is due primarily to certain new content partner arrangements with higher royalty payments. Our contracts with our content partners have various cost structures. Certain content partner arrangements have minimum payment requirements regardless of revenues. Therefore, our gross profit could vary depending on the mix of products sold in a given period. The costs for these revenues include costs that are primarily fixed in nature, consisting mostly of third-party hosting fees and content information provided by certain of our content providers, and costs that are primarily variable in nature, consisting mostly of third-party content information.

In addition, the Company was selected by Sprint during 2006 to be one of two mobile content aggregators for personalization content. The Company receives a fixed percentage of all mobile personalization content that is distributed through this relationship. The level of revenues that are earned from this arrangement as compared to other wireless application revenues could impact gross profit.

Wireless License Fees. Gross profit resulting from wireless license fees totaled $20,650 for the three-month period ended March 31, 2006. The Company did not incur any specific direct costs associated with the sale, delivery, or installation of the software underlying the license agreements consummated during the period. Additionally, the Company does not expect to incur any future obligations relating to these license fees. The Company did not record any revenues, cost of revenues or gross profit from wireless license fees for the three-month period ended March 31, 2007.

General and Administrative Expenses

	Three Months Ended March 31
	2007	2006	$ Change	% Change

General and administrative	$847,259	$1,030,451	$(183,192)	(17.8)%

General and administrative expenses consist primarily of salaries, consulting fees, office operations, administrative and general management activities, including legal, accounting, investor relations and other professional fees. General and administrative expenses for the three-month period ended March 31, 2007 were $847,259, compared to $1,030,451 for three-month period ended March 31, 2006. The decrease in general and administrative expenses during the current period as compared to the prior period reflect decreases in several expense categories, namely salaries, third-party consulting fees, investor relations, travel and general office administration costs. The Company implemented several cost reduction programs in several categories during the fourth quarter of 2006 and the first three months of 2007.

Research and Development Expenses

	Three Months Ended March 31
	2007	2006	$ Change	% Change

Research and development	$892,017	$841,873	$50,144	6.0%

Research and development expenses for the three-month period ended March 31, 2007 were $892,017 compared to $841,873 for the three-month period ended March 31, 2006. The increase in research and development expenses is due to the increase in the number of applications that the Company is currently developing for future revenue generation. In addition, the Company has expanded its porting development and quality assurance teams to expedite deployment of products to the carriers. We are focusing our resources on the development of new products for rapid deployment.

Sales and Marketing Expenses

	Three Months Ended March 31
	2007	2006	$ Change	% Change

Sales and marketing	$220,208	$1,229,802	$(1,009,594)	(82.1)%

Sales and marketing expenses consist primarily of salaries, consulting fees, marketing agency fees, marketing programs, collateral and other professional fees. Sales and marketing expenses for the three-month period ended March 31, 2007 were $220,208 compared to $1,229,802 for the three-month period ended March 31, 2006. The decrease in sales and marketing expenses during the current period as compared to the prior period was primarily due to marketing expenses incurred during the first three months of 2006 related to the launch of the new Oasys Mobile portal. The Company has focused the Oasys Mobile portal as a white-label solution and ceased all direct marketing related to the portal during the last quarter of 2006.

Non-Cash Consulting Expenses

	Three Months Ended March 31
	2007	2006	$ Change	% Change

Non-cash consulting expense	$15,000	$-	$15,000	100.0%

Non-cash consulting expense for the three-month period ended March 31, 2007 in the amount of $15,000 is related to the amortization of restricted stock. The Company issued 100,000 shares of restricted stock on September 29, 2006 to a director of the Company for consulting services. Of the shares, 25,000 vested immediately and the remaining vest monthly over 1 year.

There was no non-cash consulting expense for the three-month period ended March 31, 2006.

Interest Expense, net

	Three Months Ended March 31
	2007	2006	$ Change	% Change

Interest, net	$110,247	$42,323	$(67,924)	(160.5)%

Interest expense, net, for the three-month period ended March 31 2007, was $110,247 compared to interest expense of $42,323 for three-month period ended March 31, 2006. Interest expense for each of the three-month periods related to interest costs associated with convertible notes and other note payable agreements. The interest expense is net of interest income earned on cash. The increase in interest expense, net for the three-month period ended March 31, 2007 as compared to the prior year period is due to decreases in interest income on the outstanding cash balance.

Amortization of discount on debt and beneficial conversion feature

	Three Months Ended March 31
	2007	2006	$ Change	% Change

Amortization of discount on debt and beneficial conversion feature	$1,222,411	$1,222,411	$-	-%

Amortization of discount on debt and beneficial conversion feature for the three-month periods ended March 31, 2007 and 2006 was $1,222,411. This related to amortization of the discounts on the convertible notes payable entered into in November 2005.

Net Loss

	Three Months Ended March 31
	2007	2006	$ Change	% Change

Net loss	$2,322,349	$3,360,485	$(1,038,136)	(30.9)%

As a result of the factors discussed above, the net losses for the three-month periods ended March 31, 2007 and 2006 were $2,322,349 and $3,360,485, respectively.

Liquidity and Capital Resources

As of March 31, 2007 we had $773,241 of cash on hand, a working capital deficit of $7,427,090, and approximately $10.5 million in current liabilities, including $6.8 million in convertible notes payable.

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

 As of the date of this filing, Oasys Mobile does not have the funds to pay the principal and interest due on its convertible notes payable, and we do not expect to generate such funds from our operations prior to their maturity on June 30, 2007. We have engaged investment bankers to assist Oasys Mobile in obtaining an equity investment or debt issuance to allow us to pay the principal and interest on the convertible notes payable at their maturity plus raise additional working capital. Alternatively or in addition thereto, the investment bankers are also assisting Oasys Mobile in evaluating certain strategic alternatives, including investments from strategic partners or business combinations, including the sale of the business. There are no assurances that Oasys Mobile will be successful in obtaining funds that would allow us to pay the principal and interest due on its convertible notes payable at the June 30, 2007 maturity date, or to raise additional working capital necessary to continue the operations of our business.

Cash Flow Information

	Three Months Ended March 31
	2007	2006
Cash used in operating activities	$(683,925)	$(2,572,722)
Cash provided by (used in) investing activities	$9,300	$(19,347)
Cash used in financing activities	$(3,632)	$-

Cash Flow used in Operating Activities. Net cash used in operating activities was $683,925 in the three-month period ended March 31, 2007, compared to $2,572,722 in the corresponding period of the prior year. The decrease in net cash used in operating activities was due to the following: In the first three-months of 2006, we ended our participation in the Qualcomm Quick Pay Program. Therefore, there was a two-month lag on payments from Qualcomm. Also, during the same period, we made investments in the development and marketing planning for the new Oasys Mobile portal launched in the first quarter of 2006. There were increases in payments to these service providers in the first quarter in preparation for the launch of the portal.

Revenues from the portal as a “direct-to-consumer” portal were not material in 2006. Therefore, during the last quarter of 2006, we repositioned the portal as a white-label solution and ceased all marketing on the portal. In addition, we reduced the development staff that was dedicated solely to the portal. We have refocused our business over the past two quarters to our core games and application business distributed through our carrier channels. In addition, the Company has implemented programs to reduce operating expenses. The Company reduced its staff by over 30% over the last quarter of 2006 and the first quarter of 2007.

Cash Flow used in Investing Activities. Net cash provided by investing activities was $9,300 in the three-month period ended March 31, 2007, representing proceeds from sale of furniture. Net cash used in investing activities was $19,347 in the three-month period ended March 31, 2006, representing computer equipment purchases.

Cash Flow used in Financing Activities. Net cash used in financing activities was $3,632 in the three-month period ended March 31, 2007, representing payments on capital leases. There was no cash flow from financing activities in the three-month period ended March 31, 2006.

 Contractual Obligations

At March 31, 2007, we did not have any material commitments for capital expenses. Our principal commitments consisted of obligations under operating and capital leases, notes payable and content partner arrangements.

The following table summarizes our contractual obligations at March 31, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

			Notes	Purchase
	Total	Leases	Payable	Obligations
Nine months ending December 31, 2007	$8,292,934	$89,434	$8,077,500	$126,000
Year ending December 31, 2008	39,613	39,613	-	-
Year ending December 31, 2009	3,441	3,441	-	-

Total contractual obligations	$8,335,988	$132,488	$8,077,500	$126,000

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for the Company’s first fiscal year beginning after December 15, 2006. The January 1, 2007 adoption of FIN No. 48 did not have a material effect on our financial statements.

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

Description of Critical Accounting Policies

The preparation of our financial statements in conformity with U. S. generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses. We have identified the following critical accounting policies that affect the more significant estimates and judgments used in the preparation of our financial statements. On an ongoing basis, we evaluate our estimates, including those related to the matters described below. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which requires us to account for share-based payment transactions using a fair value-based method and recognize the related expense in our results of operations. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method. We chose to use the modified prospective transition methodology. Under this transition method, our compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Accordingly, we did not restate our financial results for prior periods.

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

Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates, and expected terms. Our expected volatility rate was estimated based on historical volatility of our common stock over approximately a five year period. The expected term for employees was estimated based on a simplified method as allowed under SEC Staff Bulletin No. 107 “Share-Based Payment,” averaging the vesting term and original contractual term. The expected term for directors was estimated based on historical experience and specific terms in the option agreements. The risk-free interest rate for periods within the contractual life of the option is based on U.S. Treasury securities. The pre-vesting forfeiture rate used for the year ended December 31, 2006 was based on actual historical rates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

On May 7, 2007, Oasys Mobile filed a motion to dismiss all counts as set for the in Dr. Jawerth’s suit. The court has not scheduled when Oasys Mobile’s motion will be heard.

Item 5. Other Information

On February 6, 2007 (the “Grant Date”), the Compensation Committee of the Board of Directors of Oasys Mobile, Inc. approved grants of restricted stock to each of Doug Dyer, Don Locke and Tracy Jackson, its executive officers. Mr. Dyer and Mr. Locke were each granted 400,000 shares of restricted stock; the restrictions on 100,000 shares to each of Mr. Dyer and Mr. Locke were deemed to have lapsed on the Grant Date and the restrictions on the remaining 300,000 shares granted to each of them would lapse at the rate of 60,000 shares each upon the common stock of Oasys Mobile achieving a five (5) consecutive day closing price of $1.00, $1.25, $1.50, $1.75 and $2.00, respectively. Ms Jackson was granted 240,000 shares of restricted stock; the restrictions on 65,000 shares to Ms. Jackson were deemed to have lapsed on the Grant Date and the restrictions on the remaining 175,000 shares to her would lapse at the rate of 35,000 shares each upon the common stock of Oasys Mobile achieving a five (5) consecutive day closing price of $1.00, $1.25, $1.50, $1.75 and $2.00, respectively.

The Compensation Committee has decided to revoke, and each executive officer has agreed to such revocation of, the part of the restricted stock grant to each of Mr. Dyer, Mr. Locke and Ms. Jackson that the restrictions have not lapsed to (300,000 shares each in the case of Mr. Dyer and Mr. Locke and 175,000 in the case of Ms. Jackson).

Item 6. Exhibits

Exhibit 31.1	Rule 13a-14(a)/15a-14(a) Certification of Douglas B.Dyer, Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a)/15a-14(a) Certification of Tracy T. Jackson, Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Douglas B. Dyer, Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Tracy T. Jackson, Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2007	OASYS MOBILE, INC. By: /s/ DOUGLAS B. DYER Douglas B. Dyer Chief Executive Officer

Date: May 15, 2007	By: /s/ TRACY T. JACKSON Tracy T. Jackson Chief Financial Officer